Form 10QSB
period 1995-09-30
DRUG SCREENING SYSTEMS INC
filed 1995-11-13
CIK 828747

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT UNDER SECTION 3 or 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

         for the quarterly period ended September 30, 1995; or


[   ]    TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE
         EXCHANGE ACT

         for the transition period from________________ to____________________

                         Commission file number 0-17293



                          DRUG SCREENING SYSTEMS, INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         Pennsylvania                                      22-2795073
-------------------------------------------------------------------------------
   (State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                       Identification No.)

      604 VPR Commerce Center, 1001 Lower Landing Road, Blackwood, N.J.  08012
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  (609)228-8500
-------------------------------------------------------------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 5(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             ---   ---

On September 30, 1995, there were 2,446,017 shares of the issuer's Common Stock, $0.01 par value, outstanding.

                          DRUG SCREENING SYSTEMS, INC.

                                      INDEX

                                                                        Page
                                                                        ----

Part I - Financial Information

Item 1 - Financial Statements                                              3

Item 2 - Management's Discussion and Analysis or Plan of Operation        10

Part II - Other Information

Item 1 - Legal Proceedings                                                12

Item 2 - Changes in Securities                                            12

Item 3 - Defaults Upon Senior Securities                                  12

Item 4 - Submission of Matters to a Vote of Security Holders              12

Item 5 - Other Information                                                12

Item 6 - Exhibits and Reports on Form 8-K                                 12

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements.

The accompanying unaudited condensed financial statements of Drug Screening Systems, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310 of Regulation S-B of the Securities and Exchange Commission. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending June 30, 1996 ("Fiscal 1996"). The accompanying condensed financial statements and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-KSB (the "Annual Report") for the year ended June 30, 1995 ("Fiscal 1995").

                                                                          Page
                                                                          ----
Index to Financial Statements
-----------------------------


Balance Sheetsat September 30, 1995 (unaudited) and June 30, 1995          4

Statements of Operations and Accumulated Deficit (unaudited) for the
         three months ended September 30, 1995 and 1994                    5

Statement of Cash Flows (unaudited) for the three months ended
         September 30, 1995 and 1994                                       6

Notes to Financial Statements                                              7

DRUG SCREENING SYSTEMS, INC.
Balance Sheets, September 30, 1995 (unaudited), and  June 30, 1995

                                                        September 30,  June 30,
                                                            1995        1995
                                                            ----        ----
Assets
Current Assets:
  Cash                                                $  109,130   $  305,108
  Accounts receivable, net of allowance of $100,000      146,012      124,975
  Inventory                                              442,173      379,336
  Prepaid expenses and other                              67,918       63,312
  Equipment held for sale                                     --           --
                                                      ----------   ----------
Total Current Assets                                     765,233      872,731
Equipment and improvements, net                          542,193      562,200
Other Assets:
  Deposits                                                 8,872        9,397
  Patents                                                 26,918       27,292
                                                      ----------   ----------
Total Assets                                          $1,343,216   $1,471,620
                                                      ==========   ==========



Liabilities and Stockholders' Equity
Current Liabilities:
  Current maturities of long-term debt and
    capital leases                                    $  160,162   $  163,927
  Accounts payable and accrued expenses                  479,913      545,825
  Customer advances and prepayments                       55,000       63,523
                                                      ----------   ----------
     Total Current  Liabilities                          695,075      773,275
  Long term debt                                              --       26,750

Commitments and contingencies

Stockholders' Equity
  Class "A" preferred stock, $0.01 par value; 2,000
     shares authorized; none issued
  Common stock, $0.01 par value; 20,000,000
     shares authorized; 2,446,017 shares at
      September 30,1995 and June 30, 1995                 24,460       24,460
  Additional paid-in-capital                          14,638,555   14,638,555
  Accumulated deficit                                (14,014,874) (13,991,420)
                                                     -----------  -----------
     Total Stockholders' Equity                          648,141      671,595
                                                     -----------  -----------
Total Liabilities and Stockholders' Equity           $ 1,343,216  $ 1,471,620
                                                     ===========  ===========


See notes to financial statements

DRUG SCREENING SYSTEMS, INC.
Statements of Operations and Accumulated Deficit
(unaudited) For Three Months ended September 30, 1995 and 1994


                                                  1995             1994
                                                  ----             ----

 Revenues                                    $    531,158    $    608,938
 Cost of sales                                    171,934         352,316
                                             ------------    ------------
 Gross profit                                     359,224         256,622
 Operating expenses:
   Research and development                        85,852          81,961
   Selling, general and administrative            297,983         339,257
                                             ------------    ------------
                                                  383,835         421,218
                                             ------------    ------------
 Loss from operations                             (24,611)       (164,596)
 Interest income                                    1,157           1,179
                                             ------------    ------------
 Net loss                                    $    (23,454)   $   (163,417)
 Accumulated deficit - beginning of period   $(13,991,420)   $(13,696,064)
                                             ------------    ------------
                                             $(14,014,874)   $(13,859,481)
                                             ============    ============
 Net loss per share                          $      (0.01)   $      (0.10)
                                             ============    ============
Weighted average number of  shares
   outstanding                                  2,466,017       1,696,017
                                             ============    ============

See notes to financial statements

DRUG SCREENING SYSTEMS, INC.
Statements of Cash Flows for the Three Months (Unaudited)
Ended September 30, 1995 and 1994

                                                                         1995          1994
                                                                         ----          ----
Cash flows from operating activities:
      Net loss                                                         $ (23,454)   $(163,417)
      Adjustments to reconcile net loss to net cash used
           Depreciation and amortization                                  22,870       30,375
           Gain on sale of equipment held for sale                          --         (5,861)
           Decrease (increase) in assets:
                Accounts receivable                                      (21,037)     (19,070)
                Inventory                                                (62,837)     (51,239)
                Prepaid expenses and other                                (4,606)      (8,998)
           Increase (decrease) in liabilities:
                Accounts payable and accrued expenses                    (65,912)      92,384
                Other current liabilities                                   --        (14,550)
                Customer prepayments and advances                         (8,523)        --
                                                                       ---------    ---------
Net cash used in operating activities                                   (163,499)    (140,376)

Cash flows from investing activities:
      Proceeds from sale of equipment held for sale, net of expenses        --         17,166
      Expenditures for equipment and improvements                         (2,489)      (4,565)
      Recovery of (expenditure for) deposits
                                                                             525         (118)
                                                                       ---------    ---------
Net cash provided by (used in) investing activities                       (1,964)      12,483

Cash flows used financing activities:
      Proceeds from non-bank financing                                    10,157         --
      Principal payments on debt and capital leases                      (40,672)     (20,298)
                                                                       ---------    ---------
Net cash provided by financing activities                                (30,515)     (20,298)
                                                                       ---------    ---------
Net decrease in cash and cash equivalents                               (195,978)    (148,191)

Cash and cash equivalents:
      Beginning of period                                                305,108      280,775
                                                                       ---------    ---------
      End of period                                                    $ 109,130    $ 132,584
                                                                       =========    =========

Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                         $     508   $      419
                                                                       =========    =========

See notes to financial statements

DRUG SCREENING SYSTEMS, INC.
Notes to Financial Statements
For the Three Months Ended September 30, 1995 and 1994

A.   Basis of Presentation

Since its inception, the Company has sustained, except for two quarters in Fiscal 1995, recurring losses from operations. The Company has financed its operations and research and development program primarily through proceeds received from its initial public offering in May 1988 and subsequent securities offerings. In November 1994, the Company raised $375,000 through a private placement pursuant to Regulation D under the Securities Act of 1933, as amended. Under this offering, 750,000 shares of the Common Stock were issued at $0.50 a share.

Beginning in July, 1994, the Company underwent a substantial restructuring to reduce operating losses. These measures enabled the Company to reduce its losses in Fiscal 1995 without a reduction in the sales levels. The restructuring included elimination of the positions of Chairman, Chief Operating Officer and Chief Financial Officer. Duties of the Chief Executive Officer and Chief Operating Officer are being handled by an acting president who is a long-term consultant. The current Chief Financial Officer is an employee of the Company. The Company is now emphasizing its sales efforts through distributors and outbound telemarketing.

The Board of Directors is exploring various financing options, including a possible sale or merger. If operations are maintained at the levels experienced in the quarter ended September 30, 1995, the Company will require additional financing to augment the cash generated by operations to meet the Company's cash requirements for the balance of the year ended June 30, 1996 ("Fiscal 1996"). There is, however, no assurance that this will be achieved.

Further, there is no assurance that management's actions will result in the Company achieving profitability in Fiscal 1996 or thereafter. See Item 2 to this Report for more detailed discussion.

Unless the Company can (1) obtain such capital contributions or financing as may be required to fulfill its development and marketing activities, (2) achieve a level of sales adequate to support the Company's cost structure and (3) ultimately operate profitably for more than two quarters, the Company may be unable to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

B. Revenue Recognition

The Company recognizes revenues at the time Product is shipped. The Company has arrangements with two customers whereby title and risk of loss transfers to the customers upon transfer of Product from the Company's finished goods inventory into a segregated refrigeration unit on the Company's premises and, accordingly, the Company recognizes revenues at the time such Product is transferred. Sales under these arrangements totaled $295,724 during the first three months of Fiscal 1996 and $333,421 during the first three months of Fiscal 1995. Inventory of $712,636 and $690,396 were in the refrigerated storage unit at September 30, 1995 and June 30, 1995, respectively. Under an agreement entered into with another distributor, title and risk of loss transfers upon receipt of payment in full by the Company and, accordingly, the Company recognizes revenues at the time such payment is received. There were no sales under this arrangement in the first three months of Fiscal 1996 or Fiscal 1995.


C.   Inventory

Inventory at September 30, 1995 and June 30, 1995 consists of the following:

                                                    September 30     June 30
                                                    ------------     -------
Raw Materials                                        $200,062        $207,031
Work-in-process                                       202,120         132,739
Finished Goods                                         39,991          39,566
                                                     --------        --------
    Total                                            $442,173        $379,336
                                                     ========        ========

D.   Equipment and Improvements

Equipment and Improvements at September 30, 1995 and June 30, 1995, which are recorded at cost, consist of the following:

                                                   September 30      June 30
                                                   ------------      -------
Furniture and fixtures                             $   59,746     $    59,746
Leasehold improvements                                176,299         176,299
Machinery and equipment                               469,251         466,763
Construction in process                               418,958         418,958
                                                   ----------     -----------
                                                    1,124,254       1,121,766
Less accumulated depreciation and amortization        582,061         559,566
                                                   ----------     -----------
                                                   $  542,193     $   562,200
                                                   ==========     ===========

E.   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at September 30, 1995 and June 30, 1995 consist of the following:

                                                   September 30      June 30
                                                   ------------      -------

Accounts payable - trade                             $ 265,718      $ 268,759
Accrued payroll and related expenses                    33,220         51,212
Other                                                  180,975        225,854
                                                    ----------      ---------
                                                     $ 479,913      $ 545,825
                                                    ==========      =========


F.   Income Taxes

The tax effects of significant items comprising the Company's net deferred taxes as of September 30, 1995 were as follows:

Deferred Tax Assets:
Property                                                         $     44,000
Allowance for doubtful accounts                                        40,000
Vacation accrual                                                        8,000
Operating loss carryforwards                                        5,800,000
Valuation allowance                                                (5,892,000)
                                                                  -----------
                                                                 $         --
                                                                 ============

There was no change in the valuation allowance in the three months ended September 30, 1995.

There was no provision for current income taxes for either the first three months of Fiscal 1996 or 1995.

Item 2. Management's Discussion and Analysis or Plan of Operation.

The following discussion and analysis for three months ended September 30, 1995 and 1994 should be read in conjunction with the Financial Statements included in
Item 1 of this Report.

Results of Operations - Three Months Ended September 30, 1995 Versus 1994
-------------------------------------------------------------------------

Revenues - The Company's revenues from sales were $531,158 and $608,938 in the first three months of Fiscal 1996 and 1995, respectively. This decrease of $77,780 (12.8%) resulted from decreased sales to Borg-Warner Information Services, Inc. ("BWIS") of approximately $38,000. Actual usage by BWIS increased by approximately $26,000, but since the Company has manufactured the maximum amount under its arrangement, it can no longer build for stock owned by BWIS. Sales to other customers in the first three months of Fiscal 1996 decreased by approximately $33,000 from the first three months of Fiscal 1995 due partially to turnover in the Company's inside sales force. Subsequent to September 30, 1995, the Company added its first telemarketer and believes it will restore sales to the prior year's level.

The Company's gross profit of $359,224 for the first three months of Fiscal 1996 amounted to 94% ($256,622 and 61%, respectively, in the first three months of Fiscal 1995) of its operating expenses. At the gross profit percentage for the first three months of Fiscal 1996, the Company would have had to generate approximately $568,000 in sales to cover such operating expenses ($998,000 in the first three months of Fiscal 1995).

Cost of sales and gross profit - The Company's cost of sales for the first three months of Fiscal 1996 was $171,934 and its gross profit percentage was 67.6% ($352,316 and 42.1%, respectively for the comparable period in Fiscal 1995). This gross profit percentage of 67.6% is higher than the level achieved for Fiscal 1995. The increase in the gross profit as a percent of sales from the first three months of Fiscal 1995 resulted primarily from better unit sales prices and continued improvements in our manufacturing process.

Operating expenses - Operating expenses of $383,835 for the three months ended September 30, 1995 decreased $37,383 from $421,218 for the comparable period in Fiscal 1995. This decrease resulted principally from decreased headcount.

Net loss - The Company had a net loss of $23,454 for the first three months of Fiscal 1996. This was a decrease of $139,963 from the loss of $163,417 for the first three months of Fiscal 1995. The decrease in the net loss was primarily attributable to the improved gross margin and reduced operating expenses, offset by decreased sales as more fully explained above.

Liquidity and Capital Resources
-------------------------------

The Company had working capital at September 30, 1995 of $70,158 as compared to $99,456 at June 30, 1995. At September 30, 1995, the Company had the availability of $109,130 of cash as compared to $305,108 at June 30, 1995. The changes in working capital and cash between June 30 and September 30, 1995 were primarily attributable to the net loss and changes in the non-cash operating accounts for the three months ended September 30, 1995. See the Statement of Cash Flows in Item 1 of this Report.

Accounts receivable increased to $146,012 from $124,975 at September 30, 1995 and June 30, 1995, respectively. This increase is due to normal business fluctuations.

Inventory increased by $62,837 to $442,173 at September 30, 1995 from $379,336 at June 30, 1995. This increase was principally due to a build up of inventory during a slow sales period.

Current liabilities decreased $78,200 to $695,075 at September 30, 1995 from $773,275 at June 30, 1995. This decrease resulted primarily from payments on accounts payable and debt.

As of September 30, 1995, the Company had shareholders' equity of $648,141. This decrease of $23,454 from $671,595 at June 30, 1995 resulted from the net loss for the three months ended September 30, 1995.

Net cash used in operating activities was $163,499. This was primarily due to the net loss and changes in the non-cash operating accounts for the three months ended September 30, 1995. Net cash used in investing activities was $1,964, which was for the upgrade of certain manufacturing equipment. Cash used in financing activities was $30,515 which were for principal payments on debt and capital lease obligations.

Unless the Company can (1) obtain capital contributions or financing as may be required to fulfill its development and marketing activities, (2) achieve a level of sales adequate to support the Company's cost structure and (3) ultimately operated profitably, the Company will be unable to continue as a going concern.

                           PART II - OTHER INFORMATION


Item 1. Legal Proceeding

There has been no change in status of the legal proceeding described in Item 3, Legal Proceedings of the Annual Report.


Item 2. Changes in Securities

None


Item 3. Defaults Upon Senior Securities

During the three months ended September 30, 1995, there has been no defaults upon senior securities.


Item 4. Submission of Matters to a Vote of Security Holders

None


Item 5. Other Information

None


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

     None

 (b) Reports on Form 8-K.

     None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       DRUG SCREENING SYSTEMS, INC.



                                       /s/ Patrick J. Brennan
                                       ----------------------
                                       Patrick J. Brennan, Vice President and
                                       Chief Financial Officer
Date:    November 9, 1995