Form 10QSB
period 1995-12-31
DRUG SCREENING SYSTEMS INC
filed 1996-02-14
CIK 828747

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT UNDER SECTION 3 or 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

         for the six month period ended December 31, 1995; or


[   ]    TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE
         EXCHANGE ACT

         for the transition period from                  to
                                        ----------------    ----------------

                         Commission file number 0-17293

                          DRUG SCREENING SYSTEMS, INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Pennsylvania                                         22-2795073
         ------------                                         ----------
  (State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                          Identification No.)

     604 VPR Commerce Center, 1001 Lower Landing Road, Blackwood, N.J. 08012
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (609) 228-8500
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

On December 31, 1995, there were 2,446,017 shares of the issuer's Common Stock, $0.01 par value, outstanding.

                          DRUG SCREENING SYSTEMS, INC.

                                      INDEX

                                                                        Page
                                                                        ----
Part I - Financial Information

Item 1 - Financial Statements                                            3

Item 2 - Management's Discussion and Analysis or Plan of Operation       9


Part II - Other Information

Item 1 - Legal Proceedings                                              12

Item 2 - Changes in Securities                                          12

Item 3 - Defaults Upon Senior Securities                                13

Item 4 - Submission of Matters to a Vote of Security Holders            13

Item 5 - Other Information                                              13

Item 6 - Exhibits and Reports on Form 8-K                               13

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements.

The accompanying unaudited condensed financial statements of Drug Screening Systems, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310 of Regulation S-B of the Securities and Exchange Commission. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended December 31, 1995 are not necessarily indicative of the results that may be expected for the year ending June 30, 1996 ("Fiscal 1996"). The accompanying condensed financial statements and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-KSB ("Annual Report") for the year ended June 30, 1995 ("Fiscal 1995").



                                                                       Page
                                                                       ----
Index to Financial Statements
-----------------------------

Balance Sheets at December 31, 1995 (unaudited) and June 30, 1995         4

Statements of Operations and Accumulated Deficit (unaudited) for the
  three and six months ended December 31, 1995 and 1994                   5

Statements of Cash Flows (unaudited) for the six months ended
         December 31, 1995 and 1994                                       6

Notes to Financial Statements                                             7

DRUG SCREENING SYSTEMS, INC.
 Balance Sheets, December 31, 1995 (unaudited), and  June 30, 1995

                                                     December 31,    June 30,
                                                        1995           1995
                                                        ----           ----
 Assets
 Current Assets:
   Cash                                             $   77,311    $   305,108
   Accounts receivable, net off allowance
      of $100,000                                      134,421        124,975
   Inventory                                           484,863        379,336
   Prepaid expenses and other                           35,552         63,312
                                                   -----------    -----------
 Total Current Assets                                  732,147        872,731

Equipment and improvements, net                        521,129        562,200

Other Assets:
   Deposits                                              8,872          9,397
   Patents                                              26,542         27,292
                                                   -----------    -----------
Total Assets                                       $ 1,288,690    $ 1,472,620
                                                   ===========    ===========

 Liabilities and Stockholders' Equity
 Current Liabilities:
   Current maturities of long-term debt
      and capital lease payments                   $   117,186    $   163,927
   Accounts payable and accrued expenses               547,292        545,825
   Customer advances and prepayments                    17,000         63,523
                                                   -----------    -----------
      Total Current  Liabilities                       681,478        773,275

   Long term debt                                           --         26,750

 Commitments and contingencies

 Stockholders' Equity
   Class "A" preferred stock, $0.01 per value;
      2,000 shares authorized; none issued
   Common stock subscriptions                          100,000             --
   Common stock, $0.01 par value; 20,000,000
      shares authorized; 2,446,017 shares
      at December 31, 1995 and June 30, 1995
      issued and outstanding                            24,460         24,460
   Additional paid-in-capital                       14,638,555     14,638,555
   Accumulated deficit                             (14,155,803)   (13,991,420)
                                                   -----------    -----------
      Total Stockholders' Equity                       607,212        671,595
                                                   -----------    -----------
 Total Liabilities and Stockholders' Equity        $ 1,288,690    $ 1,471,620
                                                   ===========    ===========

See notes to financial statements

DRUG SCREENING SYSTEMS, INC
 Statements of Operations and Accumulated Deficit (unaudited) For the three and six-month periods ended December 31, 1995 and 1994


                                                            Three Months Ended                         Six Months Ended
                                                               December 31,                              December 31,
                                                        1995                  1994                 1995               1994
                                                        ----                  ----                 ----               ----
 Revenues                                           $    469,060          $    615,983          $  1,000,218       $  1,224,921
 Cost of sales                                           222,383               354,373               394,317            706,689
                                                    ------------          ------------          ------------       ------------

 Gross profit                                            246,677               261,610               605,901            518,232

 Operating expenses:
   Research and development                               86,054                89,794               171,906            171,755
   Selling, general and administrative                   302,095               342,684               600,078            681,941
                                                    ------------          ------------          ------------       ------------
                                                         388,149               432,478               771,984            853,696
                                                    ------------          ------------          ------------       ------------
Loss from operations                                    (141,472)             (170,868)             (166,083)          (335,464)
 Interest income                                             543                 1,235                 1,700              2,414
                                                    ------------          ------------          ------------       ------------

 Net loss                                               (140,929)             (169,633)             (164,383)          (333,050)

 Accumulated deficit - beginning of period           (14,014,874)          (13,859,481)          (13,991,420)       (13,696,064)
                                                    ------------          ------------          ------------       ------------
 Accumulated deficit - end of period                $(14,155,803)         $(14,029,114)         $(14,155,803)      $(14,029,114)
                                                    ============           ===========           ===========       ============

 Net loss per share                                 $      (0.06)         $      (0.08)         $      (0.07)      $      (0.18)
                                                    ============          ============          ============       ============

 Weighted average number of shares
   outstanding                                         2,446,017             2,091,700             2,466,017          1,893,800
                                                    ============          ============          ============       ============

 See notes to financial statements

DRUG SCREENING SYSTEMS, INC.
Statement of Cash Flows for the Six Months (unaudited)
Ended December 31, 1995 and 1994

                                                                                   Six Months ended December 31,
                                                                                   -----------------------------
                                                                                    1995                   1994
                                                                                    ----                   ----
Cash flows from operating activities:
      Net loss                                                                  $(164,383)             $(333,050)
      Adjustments to reconcile net loss to net cash used
           Depreciation and amortization                                           44,309                 64,595
           Loss on sale of equipment held for sale                                                        (5,861)
           Decrease (increase) in assets:
                Accounts receivable                                                (9,446)                 2,252
                Inventory                                                        (105,527)                 7,168
                Prepaid expenses and other                                         27,760                 (2,949)
           Increase (decrease) in liabilities
                Accounts payable and accrued expenses                               1,467                (25,675)
                Other current liabilities                                         (46,523)                (7,002)
                                                                                ---------               --------
Net cash used in operating activities                                            (252,343)              (300,522)

Cash flows from inventing activities:
      Proceeds from sale of equipment held for sale, net of expenses                   --                 17,166
      Expenditures for equipment and improvements                                  (2,488)                (5,841)
      Recovery of deposits                                                            525                    633
                                                                                ---------               --------
Net cash provided by investing activities                                          (1,963)                11,958

Cash flows used in financing activities:
      Net proceeds from sale of common stock and subscriptions                    100,000                375,000
      Proceeds from non-bank financing                                             10,157                     --
      Principal payments on debt and capital leases                               (83,648)               (24,172)
                                                                                ---------               --------
                                                                                   26,509                350,828
                                                                                ---------               --------
Net increase in cash and cash equivalents                                        (227,797)                62,264

Cash and cash equivalents:
      Beginning of period                                                         305,108                280,774
                                                                                ---------               --------
      End of period                                                             $  77,311               $343,038
                                                                                =========               ========
Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                                  $   1,595               $    778
                                                                                =========               ========

See notes to financial statements

DRUG SCREENING SYSTEMS, INC.
Notes to Financial Statements
For the Six Months Ended December 31, 1995 and 1994

A.   Basis of Presentation

Since its inception, except for two quarters in Fiscal 1995, the Company has sustained recurring losses from operations. The Company has financed its operations and research and development program primarily through proceeds received from its initial public offering in May 1988 and subsequent securities offerings.

The Board of Directors is exploring various financing options, including a possible sale or merger. The Company raised $100,000 in subscriptions through a private placement pursuant to Regulation D under the Securities Act of 1933 as ammended (the "securities Act") during the quarter ended December 31, 1995. Under this offering, shares of the Company's Common Stock were offered at $0.25 a share. The 400,000 shares will be issued subsequent to December 31, 1995. If operations are maintained at the levels currently expected, the cash raised by this private placement and cash generated by operations will not be sufficient to meet the Company's cash needs for the balance of Fiscal 1996. The Company anticipates increased activity during the second half of Fiscal 1996 and members of the Board of Directors have committed to furnish sufficient additional funding to determine if the increased activity can be realized. There is, however, no assurance that this increased activity will be achieved.

Further, there is no assurance that management's actions will result in the Company achieving profitability in Fiscal 1996 or thereafter. See Item 2 to this Report for more detailed discussion.

Unless the Company can (1) obtain such capital contributions or financing as may be required to fulfill its development and marketing activities, (2) achieve a level of sales adequate to support the Company's cost structure and (3) ultimately operate profitably, the Company may be unable to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

B. Revenue Recognition

The Company recognizes revenues at the time Product is shipped. The Company had arrangements with two customers whereby title and risk of loss transfers to the customers upon transfer of Product from the Company's finished goods inventory into a segregated refrigeration unit on the Company's premises and, accordingly, the Company recognizes revenue at the time such Product is transferred. During the quarter ended December 31, 1995, the Company terminated one of these arrangements within the terms of the agreement. There were no sales to the terminated party during the six-month periods ended December 31, 1995 and 1994. Sales under the remaining arrangement totaled $534,451 during the first six months of Fiscal 1996 and $682,526 during the first six months of Fiscal 1995, of which $660,000 and $690,396 was in the refrigerated storage unit at December 31, 1995 and June 30, 1995, respectively.

C.   Inventory

Inventory at December 31, 1995 and June 30, 1995 consisted of the following:

                                              December 31          June 30
                                              -----------          -------

Raw Materials                                  $ 246,926          $ 207,031
Work-in-process                                  205,805            132,739
Finished Goods                                    32,132             39,566
                                               ---------          ---------
    Total                                      $ 484,863          $ 379,336
                                               =========          =========

D.   Equipment and Improvements

Equipment and Improvements at December 31, 1995 and June 30, 1995, which were recorded at cost, consisted of the following:

                                              December 31          June 30
                                              -----------          -------
Furniture and fixtures                        $   59,746         $   59,746
Leasehold improvements                           176,299            176,299
Machinery and equipment                          445,397            466,763
Construction in process                          418,958            418,958
                                              ----------         ----------
                                               1,100,400          1,121,766
Less accumulated depreciation and
   amortization                                  579,271            559,566
                                              ----------         ----------
                                              $  521,129         $  562,200
                                              ==========         ==========

E.   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 1995 and June 30, 1995 consisted of the following:

                                              December 31          June 30
                                              -----------          -------
Accounts payable - trade                      $  259,877          $ 268,759
Accrued payroll and related expenses              52,000             51,212
Other                                            235,415            225,854
                                               ---------          ---------
                                              $  547,292          $ 545,825
                                              ==========          =========

F.   Income Taxes

The tax effects of significant items comprising the Company's net deferred taxes as of December 31, 1995 were as follows:

Deferred Tax Assets:
  Property                                           $    44,000
  Allowance for doubtful accounts                         40,000
  Vacation accrual                                         8,000
  Operating loss carryforwards                         5,850,000
  Valuation allowance                                 (5,942,000)
                                                     -----------
                                                     $    --
                                                     ===========

The change in the valuation allowance was an increase of approximately $50,000 during the six months ended December 31, 1995.

There was no provision for current income taxes for either the first six months of Fiscal 1996 or 1995.


G.   Litigation

On November 14, 1995, the United States Court of Appeals for the Third Circuit, affirmed the decision by the District Court for the Eastern District of Pennsylvania dismissing the complaint in the stockholder class action initiated by Gary and Carole Pache against the Company and three former officers or directors of the company. The plaintiff did not ask the Court of appeals to reconsider its decision nor did it they ask the United States Supreme Court to review the case within the allotted time. Therefore this litigation, more fully disclosed in the Annual Report is ended.


Item 2. Management's Discussion and Analysis or Plan of Operation.

The following discussion and analysis for the three and six months ended December 31, 1995 and 1994 should be read in conjunction with the Financial Statements included in Item 1 of this report.

Results of Operations - Six Months Ended December 31, 1995 Versus 1994
----------------------------------------------------------------------

Revenues - The Company's revenues from sales were $1,000,218 and $1,224,921 in the first six months of Fiscal 1996 and 1995, respectively. This decrease of $224,703 (22%) resulted from decreased sales to Borg-Warner Information Services, Inc. ("BWIS") of approximately $148,000. Because the Company had manufactured the maximum amount under its arrangement, it can no longer build for stock owned by BWIS. Sales to other customers in the first six months of Fiscal 1995 decreased by approximately $ 77,000 due primarily to having a large one-time bid sale in the six months ended December 31, 1994 which was not replaced with new business in the six months ended December 31, 1995.

The Company's gross profit of $605,901 for the first six months of Fiscal 1996 amounted to 78% of its operating expenses as compared with $518,232 and 61%, respectively, in the first six months of Fiscal 1995. At the gross profit percentage for the first six months of Fiscal 1996, the Company would have had to generate approximately $1,247,000 in sales to cover such operating expenses as compared with $2,018,000 in the first six months of Fiscal 1995.

Cost of sales and gross profit - The Company's cost of sales for the first six months of Fiscal 1996 was $394,317 and its gross profit percentage was 60.6% as compared with $706,689 and 42.3, respectively for the comparable period in Fiscal 1995. This increase in the gross profit as a percent of sales resulted primarily from sales to higher margin customers and certain production efficiencies in the manufacturing process.

Operating expenses - Operating expenses of $771,984 for the six months ended December 31, 1995 decreased $ 81,712 from $ 853,696 for the comparable period in Fiscal 1995. This decrease resulted principally from the cost reduction program implemented in July 1994. Salaries and wages-selling decreased by approximately $ 33,000 due to the elimination of the outside sales force. Reductions in sales related expenses and travel expenses accounted for approximately $ 37,000 of the decrease.

Net loss - The Company had a net loss of $164,383 for the first six months of Fiscal 1996. This was a decrease of $168,667 from the loss of $333,050 for the first six months of Fiscal 1995. The decrease in the net loss was primarily attributable to the reduction in operating expenses and the higher gross margin.

Results of Operations - Three Months Ended December 31, 1995 Versus 1994
------------------------------------------------------------------------

Revenues - The Company's revenues from sales were $469,060 and $615,983 in the second quarter of Fiscal 1996 and 1995, respectively. This decrease of $146,923 (31%) resulted from decreased sales to BWIS of approximately $ 110,000 for the reasons cited in the six-month analysis. Sales to other customers in the second quarter of Fiscal 1996 increased by $ 37,000 due to not replacing prior year bid sales as reported above.

The Company's gross profit of $246,677 for the second quarter of Fiscal 1996 amounted to 63% of its operating expenses as compared with $261,610 and 60%, respectively, in the second quarter of Fiscal 1995. At the gross profit percentage for the second quarter of Fiscal 1996, the Company would have had to generate approximately $548,000 in sales to cover such operating expenses as compared to $1,018,000 in the second quarter of Fiscal 1995.

Cost of sales and gross profit - The Company's cost of sales for the second quarter of Fiscal 1996 was $222,383 and its gross profit percentage was 52.6 % as compared with $354,373 and 42.5%, respectively for the comparable period in Fiscal 1995. This gross profit percentage of 52.6% approximates the level achieved for Fiscal 1995.

Operating expenses - Operating expenses of $388,149 for the quarter ended December 31, 1995 decreased $ 44,329 from $432,478 for comparable period in Fiscal 1995. Salaries and wages-selling was $33,000 of the decrease. Reductions in sales related expenses, and travel expenses accounted for approximately $ 11,000 of the decrease.

Net loss - The Company had a net loss of $140,929 for the second quarter of Fiscal 1996. This was a decrease of $ 28,704 from the loss of $169,633 for the second quarter of Fiscal 1995. The decrease in the net loss was primarily attributable to the reduction in operating expenses and the higher gross margin.

Liquidity and Capital Resources
-------------------------------

The Company had working capital at December 31, 1995 of $50,699 as compared to $ 99,456 at June 30, 1995. At December 31, 1995, the Company had the availability of $ 77,311 of cash as compared to $305,108 at June 30, 1995. The changes in the working capital and cash between June 30 and December 31, 1995 were primarily attributable to the net loss for the six months ended December 31, 1995, offset by the private placement described below. See the Statement of Cash Flows in
Item 1 of this Report.

Accounts receivable increased to $134,421 from $124,975 at December 31 and June 30, 1995, respectively. This increase is due to normal business fluctuations.

Inventory increased by $ 105,527 to $484,863 at December 31, 1995 from $379,336 at June 30, 1995. This increase is due to utilizing idle manufacturing capacity to build tests for an anticipated order by BWIS related to the Summer Olympics.

Current liabilities decreased $ 91,797 to $681,478 at December 31, 1995 from $773,275 at June 30, 1995. This decrease resulted primarily from the decrease in the level of activity and payment of older invoices.

As of December 31, 1995, the Company had shareholders' equity of $607,212. This decrease of $ 64,383 from $671,595 at June 30, 1995 resulted from the net loss for the six months ended December 31, 1995 of $164,383 offset by the private placement described below.

Net cash used in operating activities was $252,343. This was primarily due to the net loss for the six months ended December 31, 1995. Net cash used in investing activities was $ 1,963 and resulted primarily from the purchase of capital equipment. Cash received in financing activities was $ 26,509 which was the result of the private placement described below, offset by principal payments on non-bank financing.

The Company raised $100,000 through a private placement pursuant to Regulation D under the Securities Act. Under this offering, shares of the Company's Common Stock were offered at $0.25 a share during the second quarter of Fiscal 1996. The shares will be issued subsequent to December 31, 1995. If operations are maintained at the levels currently expected, the cash raised by this private placement and cash generated by such operations will not be sufficient, in management's opinion, to meet the Company's cash needs for the balance of Fiscal 1996. However, the Company anticipates increased activity during the second half of Fiscal 1996 and members of the Board of Directors have committed to furnish additional funding to determine if the increased activity can be realized. There is, however, no assurance that this level of activity can be achieved.


As previously announced, the Company is actively seeking a strategic partner. Currently talks are ongoing, however to date there have been no agreements reached in these negotiations. There can be no assurance that negotiations will be completed successfully.

Unless the Company can (1) obtain capital contributions or financing as may be required to fulfill its development and marketing activities, (2) achieve a level of sales adequate to support the Company's cost structure and (3) ultimately operates profitably, the Company will be unable to continue as a going concern.

                           PART II - OTHER INFORMATION


Item 1. Legal Proceeding

See Note G to the Financial Statements included in Item 1 of Part I of this Report for the dismissal of the appeal on the Pache case.


Item 2. Changes in Securities

None


Item 3. Defaults Upon Senior Securities

During the six months ended December 31, 1995, there has been no defaults upon senior securities


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



                                   DRUG SCREENING SYSTEMS, INC.


                                   /s/ Patrick J. Brennan
                                   --------------------------------------------
                                   Patrick J. Brennan, Vice President and
                                   Chief Financial Officer

Date: February 15, 1996