Form 10QSB
period 1996-03-31
DRUG SCREENING SYSTEMS INC
filed 1996-05-14
CIK 828747

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ]    QUARTERLY REPORT UNDER SECTION 3 or 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934


         for the nine month period ended March 31, 1996; or


[   ]    TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE  EXCHANGE ACT

         for the transition period from _____________to _______________

                                          Commission file number 0-17293


                          DRUG SCREENING SYSTEMS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Pennsylvania                                           22-2795073
- ---------------------------------                           -------------------
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                           Identification No.)

     604 VPR Commerce Center, 1001 Lower Landing Road, Blackwood, N.J. 08012
   --------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (609) 228-8500
   --------------------------------------------------------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 5(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                             -----   -----

On March 31, 1996, there were 4,246,017 shares of the issuer's Common Stock, $0.01 par value, outstanding.

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

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements.

The accompanying unaudited condensed financial statements of Drug Screening Systems, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310 of Regulation S-B of the Securities and Exchange Commission. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1996 ("Fiscal 1996"). The accompanying condensed financial statements and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-KSB ("Annual Report") for the year ended June 30, 1995 ("Fiscal 1995").



                                                                          Page
Index to Financial Statements


Balance Sheets at March 31, 1996 (unaudited) and June 30, 1995              4

Statements of Operations and Accumulated Deficit (unaudited) for the
  three and nine months ended March 31, 1996 and 1995                       5

Statement of Cash Flows (unaudited) for the nine months ended
         March 31, 1996 and 1995                                            6

Notes to Financial Statements                                               7

DRUG SCREENING SYSTEMS, INC.
 Balance Sheets, March 31, 1996 (unaudited), and  June 30, 1995

                                                                                       March 31,           June 30,
                                                                                         1996                1995
                                                                                       ---------           --------
Assets
 Current Assets:
   Cash                                                                               $    282,385         $   305,108
   Accounts receivable, net of  allowance for bad debts of
    $75,000 at March 31, 1996, and $100,000 at June 30, 1995                               133,010             124,975
   Inventory                                                                               511,910             379,336
   Prepaid expenses and other                                                               96,970              63,312
                                                                                      ------------         -----------
 Total Current Assets                                                                    1,024,275             872,731

 Equipment and improvements, net                                                           510,179             562,200


 Other Assets:
   Deposits                                                                                 10,204               9,397
   Patents                                                                                  26,167              27,292
                                                                                      ------------         -----------
 Total Assets                                                                         $  1,570,825         $ 1,471,620
                                                                                      ============         ===========



 Liabilities and Stockholders' Equity
 Current Liabilities:
   Current maturities of long-term debt and capital leases                            $    144,878         $   163,927
   Accounts payable and accrued expenses                                                   550,527             545,825
   Customer advances and prepayments                                                        17,000              63,523
                                                                                      ------------         -----------
      Total Current  Liabilities                                                           712,405             773,275

   Long term debt                                                                                -              26,750

 Commitments and contingencies

 Stockholders' Equity
   Class "A" preferred stock, $0.01 par value; 2,000
      shares authorized; none issued                                                             -                   -

   Common stock, $0.01 par value; 20,000,000
      shares authorized; 4,246,017 shares at March 31,1996 and
      2,446,017shares at June 30, 1995 issued and outstanding                               42,460              24,460
   Additional paid-in-capital                                                           15,070,554          14,638,555
   Accumulated deficit                                                                 (14,254,594)        (13,991,420)
                                                                                      ------------         -----------
      Total Stockholders' Equity
                                                                                           858,420             671,595
                                                                                      ------------         -----------

 Total Liabilities and Stockholders' Equity                                           $  1,570,825         $ 1,471,620
                                                                                      ============         ===========






 See notes to financial statements

DRUG SCREENING SYSTEMS, INC.
Statements of Operations and Accumulated  Deficit (unaudited)
For the three and nine month periods ended March 31, 1996 and 1995


                                                        Three Months Ended                       Nine Months Ended
                                                             March 31,                               March 31,
                                                     1996               1995                 1996               1995
                                                     ----               ----                 ----               ----
 Revenues                                       $       523,978    $       759,365      $     1,524,196   $      1,984,286
 Cost of sales                                          238,828            328,993              633,145          1,035,682
                                                ---------------    ---------------      ---------------   ----------------

 Gross profit                                           285,150            430,372              891,051            948,604

 Operating expenses:
   Research and development                             114,020             91,711              285,926            263,466
   Selling, general and administrative                  271,365            333,473              871,444          1,015,414
                                                ---------------    ---------------      ---------------   ----------------
                                                        385,385            425,184            1,157,370          1,278,880
                                                ---------------    ---------------      ---------------   ----------------
 Income (loss) from operations                         (100,235)             5,188             (266,319)          (330,276)

 Interest income                                          1,444              1,505                3,145              3,919
                                                ---------------    ---------------      ---------------   ----------------

 Net income (loss)                                      (98,791)             6,693             (263,174)          (326,357)

 Accumulated deficit - beginning of period          (14,155,803)       (14,029,114)         (13,991,420)       (13,696,064)
                                                ---------------    ---------------      ---------------   ----------------
 Accumulated deficit - end of period            $   (14,254,594)   $   (14,022,421)     $   (14,254,594)  $    (14,022,421)
                                                ===============    ===============      ===============   ================

 Net income (loss) per share
                                                $         (0.03)   $          0.00      $         (0.10)  $          (0.16)
                                                ===============    ===============      ===============   ================

 Weighted average number of shares
   outstanding                                        3,246,000          2,446,000            2,713,000          2,075,200
                                                ===============    ===============      ===============   ================















 See notes to financial statements

DRUG SCREENING SYSTEMS, INC.
Statement of Cash Flows for the Nine Months (unaudited)
Ended March 31, 1996 and 1995


                                                                                   Nine Months ended March 31,
                                                                                   1996                   1995
                                                                                   ----                   ----
Cash flows from operating activities:
      Net loss                                                                 $  (263,174)            $   (326,357)

      Adjustments to reconcile net loss to net cash used
           Depreciation and amortization                                            73,322                   99,716
           Loss on sale of equipment held for sale
           Decrease (increase) in assets:                                                                    (5,861)
                Accounts receivable                                                 (8,035)                 (26,518)
                Inventory                                                         (132,574)                 (84,354)
                Prepaid expenses and other                                         (33,658)                 (74,704)
           Increase (decrease) in liabilities
                Accounts payable and accrued expenses                                4,702                   85,483
                Other current  liabilities                                         (46,523)                (103,000)
                                                                               -----------             ------------
Net cash used in operating activities                                             (405,940)                (435,595)


Cash flows from inventing activities:
      Proceeds from sale of equipment held for sale, net of expenses                                         31,602
      Expenditures for equipment and improvements                                  (20,176)                 (14,314)
      Payment of deposits                                                             (807)                    (515)
                                                                               -----------             -------------
Net cash provided by (used in)investing activities                                 (20,983)                  16,773

Cash flows from financing activities:
      Net proceeds from sale of common stock                                       450,000                  375,000
      Proceeds from non-bank financing                                              95,150                   77,943
      Principal payments on debt and capital leases                               (140,950)                 (35,419)
                                                                               -----------             ------------
Net cash provided by financing activities                                          404,200                  417,524
                                                                               -----------             ------------
Net decrease in cash and cash equivalents                                          (22,723)                  (1,298)

Cash and cash equivalents:
      Beginning of period                                                          305,108                  280,775
                                                                               -----------             ------------
      End of period                                                            $   282,385             $    279,477
                                                                               ===========             ============


Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                                 $     1,537             $        927
                                                                               ===========             ============






See notes to financial statements

DRUG SCREENING SYSTEMS, INC.
Notes to Financial Statements
For the Nine Months Ended March 31, 1996 and 1995

A. Basis of Presentation

Since its inception, except for two quarters in Fiscal 1995, the Company has sustained recurring losses from operations. The Company has financed its operations and research and development program primarily through proceeds received from its initial public offering in May 1988 and subsequent securities offerings.

The Board of Directors is exploring various financing options, including a possible sale or merger. The Company raised $450,000 in subscriptions through a private placement pursuant to Regulation D under the Securities Act of 1933, as amended (the "Securities Act"), during the nine months ended March 31, 1996. Under this offering, shares of the Company's Common Stock were offered at $0.25 a share. The 1,800,000 shares sold in the offering were issued in March, 1996. If operations are maintained at the levels currently expected, the cash raised by this private placement and the cash generated by operations will be sufficient to meet the Company's cash needs for the balance of Fiscal 1996. The Company anticipates increased activity during the fourth quarter due to its new distribution agreement with the U. S. Distribution business of Baxter Healthcare Corporation (Baxter"). Baxter has the exclusive distribution rights to the clinical testing and diagnostic and research laboratories in the United States. Baxter should create a volume sufficient for the Company to be profitable in the year ended June 30, 1997 ("Fiscal 1997"). There is, however, no assurance that this increased activity will be achieved or that the Company will become profitable when anticipated or thereafter. See Item 2 to of this Part I of this Report for a more detailed discussion.

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

B. Revenue Recognition

The Company recognizes revenues at the time Product is shipped. The Company has an arrangement with a customer whereby title and risk of loss transfers to the customers upon transfer of Product from the Company's finished goods inventory into a segregated refrigeration unit on the Company's premises and, accordingly, the Company recognizes revenue at the time such Product is transferred. Sales under this arrangement totaled $766,723 during the first nine months of Fiscal 1996 and $1,164,506 during the first nine months of Fiscal 1995, of which $660,000 was in the refrigerated storage unit at March 31, 1996 and June 30, 1995.

C.   Inventory

Inventory at March 31, 1996 and June 30, 1995 consisted of the following:

                                           March 31            June 30
                                           --------            -------

Raw Materials                             $ 262,648           $ 207,031
Work-in-process                             192,756             132,739
Finished Goods                               56,506              39,566
                                          ---------           ---------
    Total                                 $ 511,910           $ 379,336
                                          =========           =========


D.   Equipment and Improvements

Equipment and Improvements at March 31, 1996 and June 30, 1995, which were recorded at cost, consisted of the following:

                                            March 31              June 30
                                            --------              -------

Furniture and fixtures                   $    59,746          $     59,746
Leasehold improvements                       176,299               176,299
Machinery and equipment                      457,832               466,763
Construction in process                      418,958               418,958
                                         -----------           -----------
                                           1,112,835             1,121,766
Less accumulated depreciation
    and amortization                         602,656               559,566
                                         -----------           -----------
                                         $   510,179           $   562,200
                                         ===========           ===========


E.   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at March 31, 1996 and June 30, 1995 consisted of the following:

                                                  March 31             June 30
                                                  --------             -------

Accounts payable - trade                         $   274,641          $ 268,759
Accrued payroll and related expenses                  30,817             51,212
Other                                                245,069            225,854
                                                 ===========          =========
                                                 $   550,527          $ 545,825
                                                 ===========          =========

F.   Income Taxes

The tax effects of significant items comprising the Company's net deferred taxes as of March 31, 1996 were as follows:

Deferred Tax Assets:
Property                                                 $      44,000
Allowance for doubtful accounts                                 30,000
Vacation accrual                                                 8,000
Operating loss carryforwards                                 5,900,000
Valuation allowance                                         (5,982,000)
                                                         =============
                                                         $         -
                                                         =============

The change in the valuation allowance was an increase of approximately $90,000 during the nine months ended March 31, 1996.

There was no provision for current income taxes for either the first nine months of Fiscal 1996 or 1995.


Item 2. Management's Discussion and Analysis or Plan of Operation.

The following discussion and analysis for the three and nine months ended March 31, 1996 and 1995 should be read in conjunction with the Financial Statements included in Item 1 of this Part I of this report.

Results of Operations - Nine Months Ended March 31, 1996 Versus 1995

Revenues - The Company's revenues from sales were $1,524,196 and $1,984,286 in the first nine months of Fiscal 1996 and 1995, respectively. This decrease of $460,090 (23%) resulted from decreased sales to Borg-Warner Information Services, Inc. ("BWIS") of approximately $400,000. Because the Company had manufactured the maximum amount under its arrangement, it can no longer build for stock owned by BWIS. Sales to other customers in the first nine months of Fiscal 1996 decreased by approximately $ 60,000 due primarily to having a large one-time bid sale in the nine months ended March 31, 1995 which was not totally replaced with new business in the nine months ended March 31, 1996.

The Company's gross profit of $891,051 for the first nine months of Fiscal 1996 amounted to 77% of its operating expenses as compared with $948,604 and 74%, respectively, in the first nine months of Fiscal 1995. At the gross profit percentage for the first nine months of Fiscal 1996, the Company would have had to generate approximately $1,980,000 in sales to cover such operating expenses as compared with $2,675,000 in the first nine months of Fiscal 1995.

Cost of sales and gross profit - The Company's cost of sales for the first nine months of Fiscal 1996 was $633,145 and its gross profit percentage was 58.5% as compared with $1,035,682 and 47.8%, respectively for the comparable period in Fiscal 1995. This increase in the gross profit as a percent of sales resulted primarily from sales to higher margin customers and certain production efficiencies in the manufacturing process.

Operating expenses - Operating expenses of $1,157,370 for the nine months ended March 31, 1996 decreased $ 121,510 from $ 1,278,880 for the comparable period in Fiscal 1995. This decrease resulted principally from the cost reduction program implemented in Fiscal 1995. Salaries and wages-selling decreased by approximately $ 89,000 due to the elimination of the outside sales force.

Net loss - The Company had a net loss of $263,174 for the first nine months of Fiscal 1996. This was a decrease of $63,183 from the net loss of $326,357 for the first nine months of Fiscal 1995. The decrease in the net loss was primarily attributable to the reduction in operating expenses and the higher gross margin.

Results of Operations - Three Months Ended March 31, 1996 Versus 1995

Revenues - The Company's revenues from sales were $523,978 and $759,365 in the third quarter of Fiscal 1996 and 1995, respectively. This decrease of $235,387 (31%) resulted from decreased sales to BWIS of $249,708 for the reasons cited in the nine-month analysis. Sales to other customers in the third quarter of Fiscal 1996 increased by approximately $ 14,000.

The Company's gross profit of $285,150 for the third quarter of Fiscal 1996 amounted to 74% of its operating expenses as compared with $430,372 and 101%, respectively, in the third quarter of Fiscal 1995. At the gross profit percentage for the third quarter of Fiscal 1996, the Company would have had to generate approximately $708,000 in sales to cover such operating expenses as compared to $750,000 in the third quarter of Fiscal 1995.

Cost of sales and gross profit - The Company's cost of sales for the third quarter of Fiscal 1996 was $238,828 and its gross profit percentage was 54.4% as compared with $328,993 and 56.7%, respectively for the comparable period in Fiscal 1995. This gross profit percentage of 54.4% approximates the level achieved for Fiscal 1995.

Operating expenses - Operating expenses of $385,385 for the quarter ended March 31, 1996 decreased $ 39,799 from $425,184 for comparable period in Fiscal 1995. Salaries and wages-selling was $25,000 of the decrease.

Net loss - The Company had a net loss of $98,791 for the third quarter of Fiscal 1996. This was a decrease of $ 105,484 from the net income of $6,693 for the third quarter of Fiscal 1995. The increase in the net loss was primarily attributable to the lower sales in the third quarter of Fiscal 1996.

Liquidity and Capital Resources

The Company had working capital at March 31, 1996 of $311,870 as compared to $ 99,456 at June 30, 1995. At March 31, 1996, the Company had the availability of $ 282,385 of cash as compared to $305,108 at June 30, 1995. The changes in the working capital and cash between June 30 and March 31, 1996 were primarily attributable to the net loss for the nine months ended March 31, 1996 offset by the private placement described below. See the Statement of Cash Flows in Item 1of this Part I of this Report.

Accounts receivable increased to $133,010 from $124,975 at March 31, 1996 and June 30, 1995, respectively. This increase is due to normal business fluctuations.

Inventory increased by $ 132,574 to $511,910 at March 31, 1996 from $379,336 at June 30, 1995. This increase is due to utilizing manufacturing capacity to build tests for an anticipated order by BWIS related to the Summer Olympics as well as a ramp up to meet the expected Baxter orders.

Current liabilities decreased $ 60,870 to $712,405 at March 31, 1996 from $773,275 at June 30, 1995. This decrease resulted primarily from the decrease in the level of activity and payment of older invoices.

As of March 31, 1996, the Company had shareholders' equity of $858,420. This increase of $ 186,825 from $671,595 at June 30, 1995 resulted from the net loss for the nine months ended March 31, 1996 of $263,174 offset by the private placement described below.

Net cash used in operating activities was $405,940. This was primarily due to the net loss for the nine months ended March 31, 1996. Net cash used in investing activities was $ 20,983 and resulted primarily from the purchase of capital equipment. Cash received in financing activities was $ 404,200, which was the result of the private placement described below offset by principal payments on non-bank financing.

The Company raised $450,000 in subscriptions through a private placement pursuant to Regulation D under the Securities Act during the nine months ended March 31, 1996. Under this offering, shares of the Common Stock were offered at $0.25 a share. The 1,800,000 shares sold in this offering were issued in March, 1996. If operations are maintained at the levels currently expected, the cash raised by this private placement and the cash generated by such operations will be sufficient, in management's opinion, to meet the Company's cash needs for the balance of Fiscal 1996. However, the Company anticipates increased activity during the fourth quarter of Fiscal 1996 due to the Company's exclusive distribution agreement with U.S. Distribution, a division of Baxter Healthcare Corporation. There is, however, no assurance that this level of activity can be achieved.

As previously announced, the Company is continuing to seek a strategic partner. Currently talks are ongoing;however, to date there have been no agreements reached in these negotiations. There can be no assurance that negotiations will be completed successfully.

Unless the Company can (1) obtain capital contributions or financing as may be required to fulfill its development and marketing activities, (2) achieve a level of sales adequate to support the Company's cost structure and (3) ultimately operates profitably, the Company will be unable to continue as a going concern.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

Exhibit 10(I)(4) Copy of the Exclusive Distribution Agreement dated March 5, 1996 between the Company and U. S. Distribution, a division of Baxter Healthcare Corporation.

 (b) Reports on Form 8-K.

     None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                     DRUG SCREENING SYSTEMS, INC.



                                     /s/ Patrick J. Brennan
                                     -----------------------
                                     Patrick J. Brennan, Vice President and
                                     Chief Financial Officer
Date:    May 13, 1996