Form 10-K
period 1996-06-30
DRUG SCREENING SYSTEMS INC
filed 1996-09-26
CIK 828747

                    U. S. Securities and Exchange Commission
                              Washington, DC 20549

                                   Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 (FEE REQUIRED)
                     For the fiscal year ended June 30, 1996

                         Commission file number 0-17293

                          DRUG SCREENING SYSTEMS, INC.
- --------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

         Pennsylvania                          22-2795073
         ------------                          ----------
 (State or other jurisdiction of            (I.R.S. Employer
  incorporation or organization)           Identification No.)

      604 VPR Commerce Center, 1001 Lower Landing Road, Blackwood, NJ 08012
- --------------------------------------------------------------------------------
          (Address of principal executive offices)                  (Zip Code)

                    Issuer's telephone number (609) 228-8500
                                              --------------

Securities registered under Section 12(b) of the Exchange Act:         None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $0.01 par value
                          -----------------------------
                                 (Title of class)

                 Redeemable Warrants expiring December 31, 1996
                 ----------------------------------------------
                                (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes X No   .
                                                                      ---  ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

                            The issuer's revenues for the fiscal year ended June
30, 1996 were $2,172,310.

         The aggregate market value at September 13, 1996 of shares of the Common Stock held by non-affiliates was $656,052 based upon the bid price of the Company's Common Stock as reported by the NASD in the OTC Bulletin Board. Solely for the purpose of this calculation, shares held by certain principal shareholders named in Item 11 hereof, as well as shares held by directors and officers of the Registrant, have been excluded. Such exclusion should not be deemed a determination or an admission by the issuer that such shareholders or individuals are, in fact, affiliates of the issuer.

         On September 13, 1996, there were 4,246,017 of the issuer's Common Stock, $0.01 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------
                                      None

                           DRUG SCREENINGSYSTEMS, INC.
                                   FORM 10-KSB
                         Fiscal Year Ended June 30, 1996

                                TABLE OF CONTENTS

                                                                                               Page
                                               PART I

Item 1            Description of Business                                                        3

Item 2            Description of Property                                                        11

Item 3            Legal Proceedings                                                              11

Item 4            Submission of Matters to a Vote of Security Holders                            11

                                              PART II

Item 5            Market for Common Equity and Related Stockholder Matters                       12

Item 6            Management's Discussion and Analysis or Plan of Operations                     14

Item 7            Financial Statements                                                           17

Item 8            Changes in and Disagreements with Accountants on Accounting                    27
                  and Financial Disclosures

                                              PART III

Item 9            Directors, Executive Officers, Promoters and Control Persons;                  28
                  Compliance with Section 16(a) of the Exchange Act

Item 10           Executive Compensation                                                         29

Item 11           Security Ownership of Certain Beneficial Owners and Management                 31

Item 12           Certain Relationships and Related Transactions                                 33

                                              PART IV

Item 13           Exhibits, List and Reports on Form 8-K                                         34

Signatures                                                                                       38

                                     PART 1

ITEM 1 Description of Business

General

Drug Screening Systems, Inc. (the "Company") was organized under the laws of the Commonwealth of Pennsylvania on March 17, 1987 under the name of Analytical Innovations, Inc. On December 29, 1987, the Company adopted its current name of Drug Screening Systems, Inc. The Company's principal executive offices are located at 604 VPR Commerce Center, 1001 Lower Landing Road, Blackwood, New Jersey 08012 and its telephone number is (609) 228-8500.

The Company began the development of its current product line in August 1989. To date, the Company has developed and markets tests for cocaine, opiates (heroin, morphine and codeine), methamphetamines, THC (marijuana), barbiturates, PCP (phencyclidine), amphetamines and benzodiazepines. The Company markets its tests under the names MACH IV(R) Screen and microLINE(R) Screen (collectively, the "Products").

The Products are sold for "Medical Uses" (e.g., in vitro diagnostic use by physicians and hospitals) and "Non-Medical Uses" (e.g., pre-employment screening and screening by correctional and criminal justice agencies).

The Company's sales for the fiscal year ended June 30, 1996 ("Fiscal 1996") of $2,172,310 decreased from $2,705,051 in the prior fiscal year ended June 30, 1995 ("Fiscal 1995"). As sales in Fiscal 1996 decreased by $532,741, the net loss for Fiscal 1996 increased by $156,432 from $295,356 in Fiscal 1995 to $451,788 in Fiscal 1996. See Items 6 and 7 of this Report.

As a result of the net losses since inception, the Company's cash flows from operating activities have been negative. Accordingly, the Company has financed its operations and research and development program primarily through proceeds received from its initial public offering in May 1988, the exercise of warrants thereafter and subsequent securities offerings, including the sale of shares of its Common Stock, $.01 par value (the "Common Stock"), through a rights offering in June and July, 1993. During Fiscal 1996, the Company raised $450,000 through a private placement pursuant to Regulation D under the Securities Act of 1933, as amended (the"Securities Act"). Under this offering, shares of the Common Stock were issued at $0.25 per share.

The Board of Directors is continuing to explore various financing options, including a possible sale or merger. However, there are no pending negotiations for either a sale or a merger.

In view of the losses, there can be, of course, no assurance that management's actions to increase revenues and to control expenses will result in the Company achieving profitability for the entire fiscal year ending June 30, 1997 ("Fiscal 1997") or thereafter. See Item 6 to this Report for a more detailed discussion.

Unless the Company can (1) obtain capital contributions or financing as may be required to fulfill its development and marketing activities, (2) achieve a level of sales adequate to support the Company's cost structure and (3) ultimately operate profitably, the Company will be unable to continue as a going concern. There can be, of course, no assurance that the Company will achieve any or all of these objectives.

Management of the Company is of the opinion that the Company is, and during its last three fiscal years has been, engaged in only one industry segment.

During Fiscal 1996, the Company conducted all of its operations within the continental United States; however, during the past two fiscal years, certain sales outside the United States have been made directly and by distributors. See the section "Marketing and Distribution" in this Item 1 to this Report.

The Products

The Products are initial drug screens based upon an immunoassay format designed to detect the presence of a particular drug or metabolite of a drug being tested in human urine. The tests are administered on-site as compared with the taking of a urine or blood sample and delivering it to a laboratory for analysis.

Immunoassay tests generically have been accepted by the National Institute on Drug Abuse ("NIDA") for initial screening for drugs of abuse. They are designed to indicate the presence or absence of the substance being screened at or above the NIDA prescribed minimum quantity for positive responses to initial drug screening. If conclusive quantitative verification of the presence and the precise quantity is required, as would be the case in certain medical uses of the tests, standard industry procedure requires the performance of additional tests by a quantitative method such as gas chromatography/mass spectrometry ("GC/MS") analysis.

Each of the Products is a self contained cassette, slightly thinner and larger than a standard audio cassette, in which one or more drug tests is housed. Four drops of urine are deposited in an opening on the face of each cassette for each test. No special training is required to perform a test. No reagents, other substances or additional equipment are required. The Products provide results within ten minutes at the site of the test. The Products indicate a positive response by the appearance of one line in the individual test viewing window and a negative response by the appearance of two lines, which the Company believes enables the user to clearly and easily understand the indication. The used cassette can be disposed of without special handling or may be retained as a permanent record. On-site testing provides an initial drug screen without the more expensive and time consuming procedure of sending samples to the laboratory. It also simplifies establishing a chain of custody for the samples. The Company believes that the use of its Products may be helpful in narrowing the scope of situations in which laboratory tests are used (by quickly eliminating negative test results), thereby further reducing costs for the testing entity.

Each of the Company's tests has a stated "shelf-life" based upon initial and continuing testing conducted internally by the Company. The shelf-life of a test is primarily based upon its ability to continue to perform according to its specifications with no statistically significant evidence of product failure. Currently, the refrigerated shelf-life of the Company's tests ranges from 12 to 24 months from the date of manufacture. A Product containing multiple tests is rated for shelf-life on the basis of the shortest remaining shelf-life of the tests contained therein. The shelf-life of a Product is conspicuously displayed on the wrapper of the Product. Since the introduction of the first of its current tests, the Company has had no instance of Product failure traceable to a shelf-life problem occurring within the stated period. During Fiscal 1996, the Company received 86 inquiries from its customers concerning Product performance, none of which related to failures based on shelf-life problems. It is the Company's policy not to refund the purchase price for expired Products, and it has not done so in the past.

In developing a drug test, the Company performs evaluations in its own laboratory on multiple pilot plant small scale pre-production runs using positive and negative control urine specimens, as well as substances that might cross-react in the assay being tested. If such a test yields satisfactory results, a clinical field trial is conducted, including a comparison of results utilizing the EMIT (e.g., enzyme-multiplied immunoassay technique) procedure, one of the four principal laboratory drug screening methods currently available. In addition, GC/MS analysis, which is the procedure by which the drug testing industry confirms the results of both on-site and in-lab drug tests, is performed using negative/positive field specimens. To date, the Company has utilized the laboratories of the Hospital of the University of Pennsylvania in Philadelphia, Pennsylvania to perform the independent clinical evaluations prior to submitting pre-market applications to the FDA.

Upon successful completion of an independent evaluation, the Company submits its data to the FDA for an equivalency determination for clearance to market the product as an in vitro diagnostic product under Section 510(k) of the Federal Food, Drug and Cosmetic Act. See the section "Governmental Regulation" in this
Item 1 to this Report.

Governmental Regulation

Sale of the Products (and any other drug screening test that may be developed by the Company in the future) for Medical Uses is subject to regulation by the FDA under Section 510(k) of the Federal Food, Drug and Cosmetic Act. Those regulations require, among other things, that the tests are substantially equivalent to devices marketed in interstate commerce, that information relating to the safety and effectiveness of the products be provided to the FDA and that the Company demonstrates that its procedures and manufacturing facility conform to the "Good Manufacturing Practice" standards of the FDA. No test may be sold for Medical Uses until Cleared for Marketing by the FDA. All such clearances remain in effect as of the date hereof.

Federal legislation has been proposed that would, among other things, require the institution of standards for drug testing procedures and the use of certified laboratories for employee drug testing. If enacted in its current form, such legislation could have a substantial adverse impact upon certain market segments of the Company's business. There is can be no assurance that such legislation will or will not be adopted or, if adopted, the final form the legislation will take.

In addition, regulations implementing the Clinical Laboratory Improvement Amendments of 1988 ("CLIA"), promulgated by the United States Department of Health and Human Services ("HHS") and the Health Care Financing Administration on February 28, 1992, which were to become effective September 1, 1992, require that all employment drug testing, including on-site testing, be processed by a federally approved laboratory. On August 28, 1992, HHS announced that the application of CLIA to workplace testing would not go into effect on September 1, 1992 because of comments made on the final regulations. The comments raised questions about, among other things, whether bringing employee drug testing under CLIA might have an unintended chilling effect on efforts to encourage drug-free workplace programs. As reported in the January 19, 1993 Federal Register, the final decision on the regulations will be delayed until further investigation is completed and has not been made as of the date hereof. The Company believes that these regulations will not be made effective because (a) the increased costs and burdensome procedures imposed by CLIA will significantly reduce the volume of drug tests conducted which is in direct conflict with the government's long standing war on drugs, (b) work place testing is forensic in nature (i.e., for the purpose of determining whether an individual is using illegal drugs) and not for medical purposes (i.e., to make a health assessment for diagnostic or treatment purposes) as was the original intent of CLIA, and
(c) inclusion of employment drug testing may be a direct violation of the Federal Administrative Procedures Act under Title 5 of the United States Code and the United States Constitution. If the regulations are not adopted, on-site drug testing in the workplace will not be subject to CLIA. The consequences of adoption of the regulations may have a material adverse impact upon the Company's business with respect to employment testing in the private sector.

Certain agencies of the United States Government have adopted regulations with respect to internal employee drug testing and testing of public and private organization employees they regulate. Most of these regulations require the use of a certified laboratory. The Company does not believe the exclusion of these agencies or additional agencies which might adopt such internal regulations in the future from its potential market has had, or will have, a material adverse impact upon its potential business. State legislation has been passed or proposed to allow on-site testing of employees.

Patents

The Company obtained patent protection in the United States for its analytical test devices and test assemblies for detecting drugs of abuse in biological fluids using immunochromatographic procedures from the United States Patent and Trademark Office on August 24, 1993 (U.S. Patent #5,238,652). Additionally, a patent is pending for the design of a new modular housing (SN 08/171,109). The term of the patents is 17 years from the date of issuance, subject to renewal. The Company intends to file additional patent applications from time to time with respect to its analytical test devices and test assemblies and additional products. The Company has also filed patent applications on its analytical test devices and test assemblies in certain foreign countries. There can be no assurance, however, that any pending patent application or any patent applied for in the future will be issued. Moreover, there can be no assurance as to the degree of protection which any patents issued or to be issued will afford the Company. It is possible that such patents could be circumvented or invalidated. The cost of patent litigation with respect to enforcement or defense may be beyond the ability of the Company to fund. An adversary is likely to possess vastly larger resources than the Company which may prevent the Company from adequately protecting or defending its patents in the event of litigation. The Company deems patent protection to be material to its business. The lack of patent protection or the inability to prosecute or defend patent litigation could cause the Company to go out of business.

Trademarks

The Company has been granted registrations in the United States of its MACH IV(R) Screen and microLINE(R) Screen trademarks used to identify its drug test kits. The Company has also filed trademark applications in certain foreign countries. There can be no assurance, however, that any trademark registrations pending or applied for in the future will be issued. There can be no assurance as to the degree of protection which the trademarks and their registrations afford the Company. The Company deems its trademarks and their registrations to be material to its Products. The lack of trademark protection or the inability to prosecute or defend trademark litigation could cause the Company to go out of business.

Research and Development

The Company spent $392,698 and $361,978 on Company-sponsored research and development in Fiscal 1996 and Fiscal 1995, respectively. While the Company has two products under development, much of the research and development effort is in manufacturing support, and the Company can not commence any major projects with its current available resources.

Manufacturing, Assembly and Quality Control

The Company currently assembles its Products on its premises. The Company believes it has the capacity, for the foreseeable future, to satisfy its production requirements. See the section "Marketing and Distribution" in this
Item 1 to this Report. During Fiscal 1994, the Company completed the redesign of the product housing to a modular form and acquired an automated assembly machine for the new product design. The automation system, as received, failed to meet the design requirements for performance and underwent significant redesign and debugging by the manufacturer. During the fourth quarter of Fiscal 1995, the Equipment passed preliminary acceptance tests. As of June 30, 1996, the Company has yet to find a market for the new format and has received quotes to re-tool the machine to produce the current format. The Company is not financially able to afford the re-tooling at this time. Due to the inability to utilize the assembly machine the Company has lowered its estimate of the recoverability and has written the machine down by approximately $212,000.

Immunoassays, like all clinical assays, are susceptible to manufacturing and in-field performance problems often associated with (1) lot-to-lot, and within-lot variability of individual assay components (i.e., membranes, antibodies and conjugates) and (2) variability of individual specimens, particularly as they relate to pH, proteins and certain other substances contained therein. The Company's manufacturing performance as measured by rejection rates has historically been significantly below the norms for comparable manufacturers. Although this performance has recently improved, there can be no assurance that the Company will be able to achieve industry norms. To minimize this variability, the Company performs quality control procedures on raw materials, components, in-process assemblies and finished Products on its premises, utilizing its own personnel, to ensure conformity to the Company's design specifications and the FDA's current Good Manufacturing Practices. In addition, samples of each finished production lot of Products are tested on a random basis at least twice to establish that the correct response to positive and negative samples is obtained. Samples of every production lot are retained by the Company's quality control chemist and are subjected to functional testing on a monthly basis to insure continued accurate performance throughout the Product's shelf life. The Company believes that, as a result of its quality control program, in-field performance is comparable or superior to industry norms.

Raw Materials and Supplies

The Company purchases components, raw materials and supplies for its Products from numerous unaffiliated vendors. During Fiscal 1996, one vendor, Hoffman Precision Plastics, Inc., from whom the Company purchased components, accounted for 12.2% of total purchases. The same vendor accounted for 12.8% of total purchases during Fiscal 1995. No other single vendor accounted for more than 10% of such purchases in either Fiscal Year. Although the Company anticipates an increase in its need for components, raw materials and supplies, it believes that they will continue to be readily obtainable from various sources at competitive prices and, accordingly, the Company will not be dependent on any single source for its components and raw material.

Employees

As of September 13, 1996, the Company employed 40 people, 1 of these employees was an executive officer, 2 were in distribution support, 10 were laboratory scientists, technicians and quality control specialists, 6 were accounting and administrative personnel and 21 were production employees. Of the 40 employees, 17 employees were full-time salaried employees, 23 employees were employed on an hourly basis. In addition, the Company utilizes an outside personnel agency to supplement its hourly production staff. As of September 13, 1996, there were 8 individuals utilized by the Company under this program. The Company's employees are not represented by a labor union. The Company believes that its relations with its employees are satisfactory.

Competition

Drugs of abuse screening is a highly competitive industry dominated by major pharmaceutical companies and characterized by competitors from two types of companies. The first type of competing companies consists of drug/equipment manufacturers such as Syntex Corporation, Abbott Laboratories,Inc., Marion Laboratories, Inc. and Hoffman-LaRoche, Inc. The second type of competing companies consist of independent testing laboratories. Competitors' tests can generally be divided into two categories: those performed in the laboratory and those performed at the test site. Among potential competitive tests, the Company believes the Products to be unique in that no scientific equipment, special training, reagents or other substances are required to administer the tests contained in the MACH IV(R) Screen and microLINE(R) Screen Products. The Company believes that no other FDA cleared drug screen is as easy to use. However, there can be no assurance that a competitor of the Company will not develop a drug screen similar or superior to the Products, particularly if the Products are successful.

There are currently four principal laboratory (i.e., not on-site) drug screening methods available: enzyme-multiplied immunoassay technique (EMIT) manufactured and distributed by Syva (a division of Syntex Corporation); radioimmunoassay
(RIA) manufactured and distributed by Hoffman-LaRoche, Inc. and others; thin layer chromatography (TLC) manufactured and distributed by Marion Laboratories, Inc. and a fluorescence polarization immunoassay (FPIA) manufactured by Abbott Laboratories, Inc. Because these are all laboratory tests, they require a chain of custody of specimens and scientific or technically trained personnel to administer the tests and, accordingly, in the opinion of the Company, result in delay and are not conducive to prompt availability of test results. As a result of the complexity of these tests, the technical personnel who perform the EMIT, RIA, TLC, FPIA tests must receive in-depth training, not only to perform the tests, but also to standardize references, solutions and protocols. Laboratory tests demand a high initial capital expense, on-going quality control and skilled personnel.

It is the Company's belief that the Products provide the advantage of immediate results, which testing to date has proved to be as accurate as the results offered by conventional laboratory methods. The Company also believes, on the basis of having compared the Products to conventional laboratory testing, that the Products provide equivalent results at prices substantially below those of laboratory tests, without the necessity of specialized training to perform the tests, or the use of additional equipment or the addition of reagents or other substances.

There are at least seven immunoassay tests which are currently capable of being performed on-site (i.e., not in the laboratory): E-Z Screen and Verdict manufactured and distributed by Editek, Inc.; OnTrak and OnTrak TesTcup, manufactured and distributed by Hoffman-LaRoche, Inc.; AbuSign, manufactured and distributed by Princeton Bio Meditech; and Triage manufactured and distributed by Biosite, Inc. These are products that use either an enzyme immunoassay colorimetric assay, a latex agglutination or a colloidal gold end point or a filtration/capture assay. E-Z Screen requires the manipulation and addition of several reagents for each test and for each different drug of abuse. When complete, a subjective color end point must be properly interpreted. By the nature of the subjective end points and the use of multiple reagents, the determination of whether a specific drug is present is, in the opinion of the Company, not straightforward. The OnTrak Screen requires the use of three reagents (which are different for each drug of abuse) and a negative control for each drug tested. The large number of reagents and controls necessary to screen for four or five drugs of abuse demands accurate procedures that, in the opinion of the Company, are similar to a laboratory protocol. In addition, OnTrak relies on agglutination or mottling of the reagents' small particles which may provide a cloudy read-out and may render interpretation difficult. The OnTrak TesTcup is a recently released product which eliminates the handling of urine or reagents. The Triage screen is a multiple test device that requires three manipulations, including a ten-minute incubation, followed by additional steps for filtration and washing. The Verdict and AbuSign tests are similar to the Company's tests requiring only the addition of the sample with the positive/negative results determined by the presence or absence of lines on the result window. The Company has been informed that several other companies are launching an on-site test, but it is unaware of which or how many companies are involved.

The Company is subject to, and will continue to experience, competition in connection with both the development and marketing of the Products from at least the four major pharmaceutical companies mentioned above, as well as from other major pharmaceutical companies and clinical laboratories. All of such competitors possess manufacturing facilities and employ a greater number of scientific and other personnel than the Company. There can be no assurances that other major pharmaceutical companies or other companies will not enter the marketplace and present additional competition for the Company and the Products.

If the drug screening market is defined in terms of companies offering both those tests performed in the laboratory and those performed on site, then management believes that the Company's revenues in both Fiscal 1996 and Fiscal 1995 constituted an insignificant percentage of the revenues from such market in each fiscal period. If the drug screening market is defined in terms of companies offering on-site testing, then management estimates the size of such market in the United States to be at least $35 million (although management can only estimate such market because there are no published statistics and not every competitor is a public company with available financial data), so that the Company's revenues would constitute approximately 6% and 8% of the revenues in such market for Fiscal 1996 and Fiscal 1995, respectively.

The technology of drug screening is subject to rapid change. The ability of the Company to compete successfully will be dependent not only upon its ability to market successfully its existing and future products, but also upon its ability to produce state-of-the-art products and patent any new proprietary technology. No assurance can be given with respect to these matters.

Markets

Currently, drug screening tests, including those sold by the Company, are used for employment screening and by law enforcement and correctional institutions, security companies and safety conscious industries, including transportation (railroads, trucking and airlines), public utilities, insurance companies, educational systems, governmental agencies, including the United States Departments of Defense, Energy and Justice, the equine industry and athletic and drug rehabilitation programs. The Company believes employment screening is the major portion of the market currently available to the Products. The Company markets its Products for Medical and Non-Medical Uses to hospitals (emergency rooms), pre-natal clinics, drug rehabilitation and detoxification clinics, the criminal justice system (correctional institutions, probation and parole agencies) and all federal agencies which require the Products to be Cleared for Marketing by the FDA.

As widespread drug testing is a relatively new phenomenon and the ability to conduct on-site drug testing is even newer, the Company has been unable to develop information from which to estimate with reasonable accuracy the scope of the entire market, nor is it able to estimate the scope of the market for Medical Uses or any other particular market segment. Even if such estimates were possible, there can be no assurance that the Products can or will attain any particular degree of acceptance in the market or market penetration. In addition, the Company believes that the uncertainties as to proposed governmental regulations (see the section "Governmental Regulations" in this Item 1 to this Report) has caused prospective customers to defer entering into purchase contracts with the Company (see Item 6 to this Report) and, accordingly, adversely affected the Company's acceptance in the market and its market penetration.

Marketing and Distribution

The Company is a party to a distribution agreement with Borg Warner Investigative Services, Inc. (formerly Wells Fargo) ("BWIS"). The agreement was entered into on May 12, 1989 and was amended on June 5, 1989, July 7, 1989 and January 29, 1991 (the "Initial BWIS Contract"). On January 15, 1993, the Initial BWIS Contract was substantially amended and restated (the "Restated BWIS Contract"). [On May 8, 1995, the Company entered into a new contract (the "BWIS Contract") which restates the Restated BWIS Contract. Copies of the Initial BWIS Contract, the Restated BWIS Contract and the BWIS Contract are filed (by incorporation by reference) as exhibits to this Report and are incorporated herein by this reference.]

The term of the BWIS Contract is for five years, which commenced May 8, 1995 and is renewable by BWIS for successive five-year periods. The BWIS Contract is terminable on 90 days' notice by either party if the other party is in default and does not cure such default within the 90-day period.

Under the BWIS Contract, BWIS is the exclusive distributor and sole service agency only for the Products in the United States for customers engaged in furnishing alarm, armored, courier, patrol or guard related services for the purpose of transporting property or offering protection to persons or their property ("Security/Courier Accounts"). The Company reserves the right under the BWIS Contract to sell, distribute and service the Products to all Commercial Accounts other than Security/Courier Accounts.

With certain exception, BWIS is entitled to a price per test included in each Product purchased lower than the lowest price charged by the Company to any Commercial Non-Security/Courier Account. Pricing is subject to increase by the Company based upon increases in the Consumer Price Index, with May 1995 as the base month. Price increases remain in effect for one year and cannot be changed during such year.

Payment terms under the BWIS Contract are net 30 days and BWIS bears all sales taxes, freight, freight forwarding, storage, insurance and handling costs, brokerage fees and all other associated delivery charges.

In April 1994, the Company entered into an exclusive license and distributorship agreement (the "Exclusive Agreement") with AccuScreen Labs, Inc. ("AccuScreen") (A copy of the Exclusive Agreement is filed (by incorporation by reference) as an exhibit to this report and is incorporated herein by this reference.) AccuScreen was one of the Company's non-exclusive distributors of its Products in the United States and will continue is such capacity. Under the terms of the Exclusive Agreement, the Company granted to AccuScreen the license to sell or distribute the Company's drug screening panel to direct marketing purchasers or to retailers in the United States and all of its possessions and territories. This Exclusive Agreement does not modify in any way the aforementioned agreements with BWIS or Tepnel. The license will be for a term of five years and six months from the date permission from the FDA to market the tests to direct marketing purchasers or to retailers is obtained. Such permission has not been obtained to date and the Company believes the procedures required for such permission will take an extensive amount of time. At the conclusion of the initial term, the exclusive license will be automatically renewable for an additional three-year term, provided that the cumulative purchases during the initial term total at least $20 million. The Exclusive Agreement provides for minimum cumulative purchase commitments as follows: $125,000 in the first six months; $1,125,000, $2,625.000, $5,125,000, $8,125,000 and $11,625,000 in each of the following five years, respectively. The Company may terminate the Exclusive Agreement if AccuScreen fails to meet its minimum purchase commitments or fails to pay for goods ordered, as defined in the Exclusive Agreement. AccuScreen may terminate the Exclusive Agreement if the Company fails to produce sufficient volume to meet AccuScreen's demand, the Company's Products become noncompetitive as a result of the development of less expensive competing products, or, if the Company's Products are determined by a court of competent jurisdiction to infringe upon patents held by another.

In March 1996, the Company entered into an exclusive distribution agreement with the U. S. Distribution Business of Baxter Healthcare Corporation. Under terms of the agreement Baxter has exclusive distribution rights for DSSI's microLINE Screen for Drugs of Abuse to clinical testing and diagnostic and research laboratories in the continental United States, Alaska and Hawaii. The term of the agreement is for two years, and is automatically renewed for two additional years unless either party terminates the agreement with 60 days written notice. The exclusivity provision for the second and subsequent years will be based on mutually established sales goals agreed to 60 days prior to the end of the first year.

During Fiscal 1996, sales to BWIS accounted for $1,041,245 or 49% of the gross revenues of the Company. During Fiscal 1995, sales to BWIS accounted for $1,641,400 or 61% of the gross revenues of the Company. No other customer accounted for 10% or more of the Company's gross revenues. A loss of BWIS would have a materially adverse impact upon the Company's business and financial condition unless a replacement therefore was obtained or the Company increased its sales from other sources (as to which there is no assurance).

Seasonality

The business of the Company is not seasonal.

Backlog

There was no backlog as of June 30, 1995, June 30, 1996 or as of the date of this Report.

Effect of Environmental Regulations

Based upon its experience to date, the Company's expenditures have been minimal in order for it to comply with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. Compliance therein, accordingly, has not had any material effect upon the capital expenditures, earnings or competitive position of the Company. There is, of course, no assurance that environmental laws or regulations adopted in the future will continue to have no material adverse effect on the Company's capital expenditures, earnings or competitive position.

Insurance

Although the Company does not believe that the use of the Products entails potentially significant risks of product liability claims by private parties for personal injury, the Company carries product liability insurance against such risks in the amount of $1 million with a $5 million umbrella. While the Company is not aware of any litigation brought on the ground that action was taken or not taken (e.g., employment denied, drug treatment program recommended) on the basis of a drug test yielding a false positive or false negative result which is not confirmed by a test conducted in a laboratory, a partially or completely uninsured product liability claim against the Company, if successful and depending on the amount thereof, would likely cause the Company to go out of business. Furthermore, the Company may not have the financial ability to fund the cost of defending product liability litigation. See the section "The Products" in this Item 1 to this Report.

Government Contracts

The Company sells the Products to certain federal, state and local agencies pursuant to purchase orders. No portion of the business of the Company, however, derives from government contracts which may be subject to renegotiation of the profits or termination at the election of the government.


ITEM 2 Description of Property

The Company leases 12,000 square feet at Units 603, 604 and 605 VPR Commerce Center, 1001 Lower Landing Road, Blackwood, New Jersey 08012, which it utilizes as administrative, research and development, manufacturing, quality control, warehousing and shipping facilities. The space allocated for research and development includes a laboratory with analytical instrumentation. The leases, with an unaffiliated landlord, expire on April 30, 1997. The aggregate base monthly rental is $4,712. The Company has the option to renew the term for an additional 24 months at the monthly base rental of $5,000, provided at least six months' notice is given prior to April 30, 1997. Management believes the Company's facilities and equipment are in good repair and suitable for the purposes for which they are used.


ITEM 3 Legal Proceedings

See note N to the Financial Statements.

ITEM 4 Submission of Matters to a Vote of Security-Holders

None

                                     PART II

ITEM 5 Market for the Common Stock and Related Stockholder Matters

Market

The Common Stock was traded on the National Association of Securities Dealers, Inc. ("NASD") Automated Quotation ("NASDAQ") System until July 25, 1994. The following table sets forth, for the periods indicated, the quarterly range of the high and low bid prices of the Common Stock as reported by the NASD in the NASDAQ System through July 25, 1994 and in the OTC Bulletin Board thereafter.

                                  Bid Prices(1)

Fiscal 1996 Quarter Ended                   Low                High

September 30, 1995                         $ 0.37             $ 0.81
December 31, 1995                            0.14                .37
March 31, 1996                               0.19               1.50
June 30, 1996                                 .69               1.56

Fiscal 1995 Quarter Ended                   Low                High

September 30, 1994                         $ 0.37              $2.25
December 31, 1994                            0.37               1.62
March 31, 1995                               0.44               1.00
June 30, 1995                                 .37               0.87


(1) The foregoing quotations reflect inter-dealers prices, without mark-up, mark-down or commissions, and may not represent actual transactions.

The high bid and low asked price of the Common Stock as reported by the NASD in the OTC Bulletin Board on September 13, 1996 were $ 0.50 and $0.25 per share, respectively.

NASDAQ Status

On July 25, 1994, the Company's Common Stock was delisted from the NASDAQ System because the Company failed to meet two of the NASD's maintenance criteria, i.e., total assets of $2,000,000 and capital and surplus of $1,000,000. Since July 26, 1994, the Common Stock trades in the over-the-counter market and is reported in the NASD's OTC Bulletin Board and in the "pink sheets." In order for the Common Stock to be included again in the NASDAQ System, the Company must comply with the NASD's stricter entrance criteria, including total assets of $4 million, capital and surplus of $2 million and a bid price of $3.00 per share. As of the date of this Report, the Company was not in compliance with any of the foregoing criteria.

Holders

The number of holders of record of the Common Stock at September 13, 1996 was
289. Management of the Company is of the opinion that, based on the number of copies of proxy statements requested by brokers, banks and other record holders for beneficial owners in connection with the November 14, 1995 Annual Meeting of Shareholders, there are over 3,000 beneficial owners.

Dividends

The Company did not declare or pay cash or stock dividends on the Common Stock during Fiscal 1996 or 1995. Due to current and anticipated cash requirements, as well as the Company's history of losses, the Board of Directors does not anticipate the payment of cash dividends in the foreseeable future.

ITEM 6 Management's Discussion and Analysis or Plan of Operations

The following discussion and analysis for Fiscal 1996 and Fiscal 1995 should be read in conjunction with the Financial Statements included in Item 7 to this Report.

Results of Operations

Fiscal 1995 versus Fiscal 1996

Revenues - The Company's sales for Fiscal 1996 decreased $532,741 (19.7%) to $2,172,310 from $2,705,051 in Fiscal 1995. The Company's sales for Fiscal 1996 were in the range of management's expectation. The major reason for the decrease in sales is because the Company had manufactured the maximum amount under its arrangement with BWIS during Fiscal 1995. During fiscal 1996, the Company could no longer build for stock owned by BWIS, but was limited to replacing product as it was used. This difference accounted for the vast majority of the decline in sales.

The Company's gross profit of $1,100,348 for Fiscal 1996 amounted to 70.7% ($1,387,502 and 82.2%, respectively, in Fiscal 1995) of its operating expenses. At the gross profit percentage for Fiscal 1996, the Company would have had to generate approximately $2,283,000 in sales to cover such operating expenses ($3,291,000 in Fiscal 1995).

Cost of sales and gross profits - The Company's cost of sales for Fiscal 1996 was $1,071,962 and its gross profit percentage was 50.6% ($1,317,549 and 51.3%, respectively for Fiscal 1995). The slight increase in the gross profit as a percent of sales resulted from more corporate sales and less government bid sales.

Research and Development - The Company increased expenditures in the research and development. In Fiscal 1996, the Company expended $392,698 on research and development as compared to $361,978 in Fiscal 1995. The increase of $30,720 results principally from the development efforts on the eight panel plate designed for Baxter's fourth quarter launch of our product in the hospital market.

Selling, General and Administrative Expenses - Selling, general and administrative expenses declined $162,572 (12.3%) to $1,163,737 in Fiscal 1996 from $1,326,309 in Fiscal 1995. This decrease resulted primarily because Fiscal 1995 cost reductions were realized for the entire year of Fiscal 1996.

Net Loss - The Fiscal 1996 net loss of $451,788 was $156,432 (53.0%) more than the net loss of $295,356 in Fiscal 1995. This decrease is attributable to the reasons cited above.

Fiscal 1994 versus Fiscal 1995

Revenues - The Company's sales for Fiscal 1995 increased $1,138,437 (72.7%) to $2,705,051 from $1,566,614 in Fiscal 1994. The Company's sales for Fiscal 1995 were in the range of management's expectation. Sales to BWIS increased by 161%, accounting for most of the increase in sales.

The Company's gross profit of $1,387,502 for Fiscal 1995 amounted to 82.2% ($596,104 and 25.3%, respectively, in Fiscal 1994) of its operating expenses. At the gross profit percentage for the Fiscal 1995, the Company would have had to generate approximately $3,291,000 in sales to cover such operating expenses ($6,185,000 in Fiscal 1994).

Cost of sales and gross profits - The Company's cost of sales for Fiscal 1995 was $1,317,549 and its gross profit percentage was 51.3% ($970,510 and 38.1%, respectively for Fiscal 1994). The increase in the gross profit as a percent of sales resulted from an increase in the unit sales price across all customers, combined with an increase in efficiency in the manufacturing area resulting from improved manufacturing techniques and the economy of scale due to the larger volume.

Research and Development - The Company continued to reduce expenditures in the research and development of its Products. In Fiscal 1995, the Company expended $361,978 on research and development as compared to $511,611 in Fiscal 1994. The decline of $149,633 results principally from the continued reduction in staff which commenced during the last quarter of Fiscal 1993 and continued into Fiscal 1995.

Selling, General and Administrative Expenses - Selling, general and administrative expenses declined $552,053 (28.9%) to $1,326,309 in Fiscal 1995 from $1,848,362 in Fiscal 1994. This decrease resulted primarily from the cost reduction program initiated by management in July 1994 when it eliminated the outside sales force and concentrated on in-house sales and its distribution network.

Net Loss - The Fiscal 1995 net loss of $295,356 was $1,425,198 (82.8%) less than the net loss of $1,720,554 in Fiscal 1994. This decrease is attributable to the reasons cited above.


Inflation

Inflation has not had a material impact on the Company's operations during Fiscal 1995 and 1994.

New Accounting Pronouncements

The Company adopted Statement of Financial Accounting Standards No. 112, Employers Accounting for Post Employment Benefits ("SFAS No. 112"), in the first quarter of the fiscal 1995. SFAS No. 112 establishes accounting standards for postemployment benefits and requires either the accrual of the obligation or disclosure, depending on the circumstances, for the cost of benefits provided to former or inactive employees after employment or before retirement. Such adoption did not have a material effect on the Company's operations or financial position.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards NO. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). SFAS No. 123 defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

Under SFAS No. 123, The Company is permitted to continue to account for employee stock-based transactions under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), but would be required to disclose in a note to the financial statements pro forma net income and income per share information as if the Company had applied the new method of accounting. SFAS No. 123 also requires increased disclosures for stock-based compensation arrangements regardless of the method chosen to measure and recognize compensation for employee stock-based arrangements.

The Company has determined that it will continue to account for such transactions under APB No. 24 and will provide the disclosures required by SFAS No. 123 during the year ended June 30, 1997.

Outlook for Fiscal 1997

If the Company can maintain the level of sales recorded in the fourth quarter of Fiscal 1996 (approximately $600,000) for the balance of the Fiscal year, sales for Fiscal 1995 would approximate $2.4 million.

At the current rate, operating expenses are expected to be about $1,600,000 in Fiscal 1997. At a gross profit rate of 50%, the Company would have to generate sales of approximately $3.2 million to offset these operating expenses.

However, there is no assurance that current levels of sales will be maintained or whether increased sales will materialize or whether operating expenses can be maintained at the expected level.

Liquidity and Capital Resources

 The Company had working capital at June 30, 1996 of $348,185 compared to $99,456 as of June 30, 1995. At June 30, 1996, the Company had the availability of $91,807 of cash as compared to $305,108 at June 30, 1995. Both changes were primarily attributable to net losses from operations offset by the net proceeds received from the private placement.

Net accounts receivable increased from $124,975 at June 30, 1995 to $222,262 at June 30, 1996. The increase was substantially due to a large sale made at the end of Fiscal 1996 and the reduction in the reserve for bad debts due to better than expected collections of old receivables.

Inventory increased by $65,893 to $445,229 at June 30, 1996 from $379,336 at June 30, 1995. The major portion of this increase results from a build up in work-in-process inventory relating to preparing for Baxter sales. Management believes that no material amount of obsolete inventory is included in the balance at June 30, 1996.

Equipment and improvements, net, decreased by $278,474 to $283,726 at June 30, 1996 from $562,200 at June 30, 1995. This decrease is due to depreciation, the impairment writedown of approximately $212,000 and sale of certain equipment, offset by only minor capital additions. The Company has no current commitments to purchase additional equipment and improvements.

Accounts payable and accrued expenses of $348,116 at June 30, 1996 have decreased by $197,709 from $545,825 at June 30, 1995. This decrease resulted primarily from releasing a reserve established in prior years to offset certain contingencies which did not materialize.

As of June 30, 1996, the Company had stockholders' equity of $669,807 as compared to $671,595 at June 30, 1995. Continuation of operational losses at the same monthly rate of the Fiscal 1996 loss will result by the fiscal year ending June 30, 1998 in the Company having a stockholders' deficit. During Fiscal 1996, the Company was able to offset the net loss of $451,788 by net capital contributions of $450,000 from the net proceeds of a private placement. The Company's net loss in Fiscal 1996 increased by $156,432 from that in Fiscal 1995 and the net cash used in operating activities increased by $267,340 from $504,848 to $772,188. The principal other reason for this increase was the increase in accounts receivable and inventory described above. Net cash from investing activities was $190,447 in Fiscal 1996 as compared to net cash used in investing activities of $3,249 in Fiscal 1995. Net cash provided by financing activities was $368,440 in Fiscal 1996, a decrease of $163,990 over the $532,430 in Fiscal 1995, primarily due to increase in principal payments made and the reduction in proceeds from non-bank financing.

Unless the Company can (1) obtain capital contributions or financing as may be required to fulfill its development and marketing activities, (2) achieve a level of sales adequate to support the Company's cost structure and (3) ultimately operate profitably, the Company will be unable to continue as a going concern.

Commitments

There were no material commitments for capital expenditures at June 30, 1996.

Governmental Regulation

The Company's Products (and any other drug screening tests that may be developed by the Company in the future) are subject to governmental regulations. See the section "Governmental Regulation" in Item 1 to this Report. Federal legislation has been proposed that would, among other things, require the institution of standards for drug testing procedures and the use of certified laboratories for employee drug testing. If enacted in its current form, such legislation could have a substantial adverse impact upon certain market segments of the Company's business. There can be no assurance that such legislation will or will not be adopted or, if adopted, the final form the legislation will take.

In addition, other proposed regulations would require that all employment drug testing, including on-site testing, be processed by a federally approved laboratory; however, these have not yet become effective. If such regulations become effective, the consequences of adoption of the regulations may have a material adverse impact upon the Company's business with respect to employment testing in the private sector.

Certain agencies of the United States Government have adopted internal regulations with respect to employee drug testing. Most of these regulations require the use of a certified laboratory. The Company does not believe the exclusion of these agencies or additional agencies which might adopt such internal regulations in the future from its potential market has had, or will have, a material adverse impact upon its potential business.


ITEM 7   Financial Statements

Index to Financial Statements
                                                                       Page

Independent Auditors' Report                                             18

Balance Sheets as of June 30, 1996 and 1995                              19

Statements of Operations for the years ended June 30, 1996 and 1995      20

Statements of Changes in Stockholders' Equity for the
         years ended June 30, 1996 and 1995                              21

Statements of Cash Flows for the years ended June 30, 1996 and 1995      22

Notes to Financial Statements                                            23

Independent Auditors' Report

To the Stockholders and Board of Directors
Drug Screening Systems, Inc.
Blackwood, New Jersey

We have audited the accompanying balance sheets of Drug Screening Systems, Inc. as of June 30, 1996 and 1995, and the related statements of operations, changes in stockholders' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements presented fairly, in all material respects, the financial position of Drug Screening Systems, Inc. as of June 30, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note A to the financial statements, the Company has suffered recurring losses from operations which raises substantial doubt about the Company's ability to continue as a going concern. The future of the Company as an operating business will depend on
(1) the availability of such additional financing as may be required to fulfill its development and marketing activities, (2) achieving a level of sales adequate to support the Company's cost structure and (3) ultimately, its ability to operate profitably. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/DELOITTE & TOUCHE LLP
- ------------------------

DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
July 31, 1996

DRUG SCREENING SYSTEMS, INC.
 Balance Sheets, June 30, 1996 and 1995


                                                                                       1996                 1995
                                                                                       ----                 ----
 Assets
 Current Assets:
   Cash                                                                              $     91,807         $    305,108
   Accounts receivable, net of allowance of $50,000 at June 30, 1996
    and $100,000 at June 30, 1995                                                         222,262              124,975
   Inventory                                                                              445,229              379,336
   Prepaid expenses and other                                                              63,120               63,312
                                                                                     ------------         ------------
 Total Current Assets                                                                     822,418              872,731

 Equipment and improvements, net                                                          283,726              562,200

 Other Assets:
   Deposits                                                                                12,104                9,397
   Patents                                                                                 25,792               27,292
                                                                                     ------------         ------------
 Total Assets                                                                        $  1,144,040         $  1,471,620
                                                                                     ============         ============



 Liabilities and Stockholders' Equity
 Current Liabilities:
   Current maturities of long-term debt and capital leases                           $    109,117         $    163,927
   Accounts payable and accrued expenses                                                  348,116              545,825
   Customer advances and prepayments                                                       17,000               63,523
                                                                                     ------------         ------------
      Total Current  Liabilities                                                          474,233              773,275

   Long term debt                                                                               -               26,750

 Commitments and contingencies

 Stockholders' Equity
   Class "A" preferred stock, $0,01 par value; 2,000
      shares authorized; none issued                                                            -                    -
   Common stock, $0.01 par value; 20,000,000 shares
      authorized; 4,246,017 shares at June 30, 1996 and
      2,446,017shares at June 30, 1995 issued and outstanding                              42,460               24,460
   Additional paid-in-capital                                                          15,070,555           14,638,555
   Accumulated deficit                                                               (14,443,208)         (13,991,420)
                                                                                     ------------         ------------
      Total Stockholders' Equity                                                          669,807              671,595
                                                                                     ------------         ------------

 Total Liabilities and Stockholders' Equity                                          $  1,144,040         $  1,471,620
                                                                                     ============         ============






                        See notes to financial statements

 DRUG SCREENING SYSTEMS, INC.
 Statements of Operations for the Years Ended June 30, 1996 and 1995




                                                 1996              1995
                                                 ----              ----

 Revenues                                     $   2,172,310     $   2,705,051
 Cost of sales                                    1,071,962         1,317,549
                                              -------------     --------------

 Gross profit                                     1,100,348         1,387,502

 Operating expenses:
   Research and development                         392,698           361,978
   Selling, general and administrative            1,163,737         1,326,309
                                              -------------     --------------
                                                  1,556,435         1,688,287
                                              -------------     --------------
 Loss from operations                              (456,087)         (300,785)

 Interest income
                                                      4,299             5,429
                                              -------------     --------------

 Net loss                                     $    (451,788)    $    (295,356)
                                              =============     ==============

 Net loss per share                           $       (0.15)    $       (0.14)
                                              =============     ==============

 Weighted average number of shares
   outstanding                                    3,096,000         2,168,000
                                              =============     ==============














 See notes to financial statements

DRUG SCREENING SYSTEMS, INC.
Statements of Changes in Stockholders' Equity (Deficiency)
For the Years Ended June 30, 1996 and 1995







                                          Common Stock       Additional
                                       ------------------     Paid-in     Accumulated    Receivable
                                       Shares      Amount      Capital       Deficit     from Director    Total
                                       ------      ------    ----------   -----------    -------------    -----
Balance, June 30, 1994                 1,696,017   $ 16,960   $14,271,055  $(13,696,064)   $  (70,456) $  521,495

Sale of common stock through a
  private offering                       750,000      7,500       367,500                                 375,000
Elimination of receivable from
  director                                                                                     70,456      70,456
Net loss                                                                       (295,356)                 (295,356)
                                     ------------------------------------------------------------------------------

 Balance, June 30, 1995                2,446,017     24,460    14,638,555   (13,991,420)             -    671,595

Sale of common stock through a
  private offering                     1,800,000     18,000       432,000                               $ 450,000

Net loss                                                                   $   (451,788)                $(451,788)
                                     ------------------------------------------------------------------------------

 Balance, June 30, 1996                4,246,017   $ 42,460   $15,070,555  $(14,443,208)   $            $ 669,807
                                     ==============================================================================








See notes to financial  statements

DRUG SCREENING SYSTEMS, INC.
Statements of Cash Flows for the Years Ended June 30, 1996 and 1995


                                                                             1996                   1995
                                                                             ----                   ----
Cash flows from operating activities:
      Net loss                                                             $(451,788)            $   (295,356)
      Adjustments to reconcile net loss to net cash used
           Depreciation and amortization                                      89,620                  126,400
           Impairment of capital equipment                                   212,050
           Gain on sale of equipment                                          (2,800)                  (5,861)
           Decrease (increase) in assets:                                                                   -
                Accounts receivable                                          (97,287)                  72,576
                Inventory                                                    (65,893)                (112,213)
                Prepaid expenses and other                                       192                  (41,998)
           Increase (decrease) in liabilities:
                Accounts payable and accrued expenses                       (197,709)                 (58,919)
                Customer prepayments and advances                            (46,523)                (189,477)
                                                                           ----------            -------------
Net cash used in operating activities                                       (560,138)                (504,848)

Cash flows from investing activities:
      Proceeds from sale of equipment net of expenses                          2,800                   33,723
      Expenditures for equipment and improvements                            (21,696)                 (36,709)
      Recovery of deposits                                                    (2,707)                    (263)
                                                                           ----------            -------------
Net cash used in investing activities                                        (21,603)                  (3,249)

Cash flows from financing activities:
      Net proceeds from issuance of common stock                             450,000                  375,000
      Proceeds from non-bank financing                                        95,150                  227,994
      Principal payments on debt and capital leases                         (176,710)                 (70,564)
                                                                           ----------            -------------
Net cash provided by financing activities                                    368,440                  532,430
                                                                           ----------            -------------
Net increase (decrease) in cash and cash equivalents                        (213,301)                  24,333

Cash and cash equivalents:
      Beginning of period                                                    305,108                  280,775
                                                                           ----------            -------------
      End of period                                                        $  91,807            $     305,108
                                                                           ==========            =============


Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                             $   2,058            $       1,435
                                                                           ==========            =============




See notes to financial statements

DRUG SCREENING SYSTEMS, INC.
Notes to Financial Statements
Years Ended June 30, 1996 and 1995

A        Business, Financing and Basis of Financial Statement Preparation

Drug Screening Systems, Inc. (the "Company") was incorporated in the Commonwealth of Pennsylvania on March 17, 1987. The Company has also received a certificate of authority to do business in the States of New York and New Jersey. The Company develops, manufactures and markets on-site drug screening tests for the detection of the following drugs of abuse: cocaine, opiates (heroin, morphine and codeine), methamphetamines, THC (marijuana), barbiturates, amphetamines, benzodiazepines. and PCP (phencyclidine) in human urine. The Company markets its tests under the names MACH IV(R) Screen and microLINE(R) Screen (collectively, the "Products"). The Products are initial drug screens based upon an immunoassay format, designed to give positive and negative responses to the presence in human urine of a particular drug or metabolite of a drug being screened.

Since its inception, the Company has sustained recurring losses from operations except for the last two quarters of Fiscal 1995. The Company has financed its operations and research and development program primarily through proceeds received from its initial public offering in May 1988 and subsequent securities offerings. During the quarter ended December 31, 1994 the Company raised $375,000 through a private placement pursuant to Regulation D under the Securities Act of 1993, as amended. Under this offering 750,000 shares of the Common Stock were issued at $0.50 a share During the quarter ended March 31, 1996, the Company raised $450,000 through a private placement pursuant to Regulation D under the Securities Act of 1933, as amended. Under this offering, 1,800,000 shares of the Common Stock were issued at $0.25 a share.

The Board of Directors is exploring various financing options, including a possible sale or merger of the Company.

There can be, of course, no assurance that management's actions will result in the Company achieving profitability in Fiscal 1997 or thereafter.

Unless the Company can (1) obtain such capital contributions or financing as may be required to fulfill its development and marketing activities, (2) achieve a level of sales adequate to support the Company's cost structure and (3) ultimately operate profitably, the Company may be unable to continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern as of June 30, 1995. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

B        Summary of Significant Accounting Policies

Inventory - Inventories are stated at the lower of cost (first-in, first-out method) or market.

Revenue Recognition - The Company recognizes revenues at the time Product is shipped. The Company has an arrangement with a customer whereby title and risk of loss transfers to the customers upon transfer of Product from the Company's finished goods inventory into a segregated refrigeration unit on the Company's premises, and, accordingly, the Company recognizes revenue at the time such Product is transferred. Sales under these arrangements totaled $1,041,245 during Fiscal 1996 and $1,616,119 during Fiscal 1995, of which $660,000 was in the refrigerated storage unit at June 30, 1996 and 1995, respectively.

Depreciation and Amortization - Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the respective assets or the term of the related lease. Estimated useful lives and lease terms range from two to seven years. Depreciation and amortization of property was $89,620 and $126,400 in Fiscal 1996 and 1995, respectively.

Income taxes - Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and
(b) operating loss and tax credit carryforwards. See Note I.

Patents - Patents are amortized over the life of the patent beginning at the time the patent is obtained. Amortization of patents for Fiscal 1996 and 1995 was $1,500.

Research and Development Costs - Research and development costs consist mainly of salaries and related employee benefits, purchased materials and services. These costs are charged to operations as incurred.

Restricted Stock Incentive Plan - Shares issued to employees under the plan are recorded at fair market value at the date of the grant and are amortized to compensation expense over a two-year vesting period.

Net Loss Per Share - Net loss per share has been computed based on the weighted average number of shares outstanding during the year. Stock options and warrants are considered anti-dilutive and have not been considered in the computation.

Employers Accounting for Postemployment Benefits - Statement of Financial Accounting Standards No. 112, Employers Accounting for Post Employment Benefits ("SFAS No. 112"), establishes accounting standards for postemployment benefits and requires either the accrual of the obligation or disclosure, depending on the circumstances, for the cost of benefits provided to former or inactive employees after employment or before retirement. The Company adopted SFAS No. 112 in the first quarter of Fiscal 1995. Such adoption did not have a material effect on the Company's operations or financial position.

Stock-Based Compensation - In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards NO. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). SFAS No. 123 defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

Under SFAS No. 123, The Company is permitted to continue to account for employee stock-based transactions under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), but would be required to disclose in a note to the financial statements pro forma net income and income per share information as if the Company had applied the new method of accounting. SFAS No. 123 also requires increased disclosures for stock-based compensation arrangements regardless of the method chosen to measure and recognize compensation for employee stock-based arrangements.

The Company has determined that it will continue to account for such transactions under APB No. 25 and will provide the disclosures required by SFAS No. 123 during the year ended June 30, 1997.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates and assumptions.

Fair Value of Financial Instruments - The amounts reported in the balance sheets for cash and accounts receivables and accounts payable approximate fair value.

Concentration of Credit Risk - The Company is subject to credit risk through receivables. Credit risk with respect to receivables is minimized due to the credit worthiness of its major customer and the large number of smaller customers which spreads the risk.

Asset Impairment - Assets are reviewed for impairment on an annual basis in conjunction with the preparation of the annual budget or when a specific event indicates that the carrying value of an asset may not be recoverable. Recoverability is assessed based on estimates of future cash flows expected to result from the use and eventual disposition of the asset. If the sum of expected discounted cash flows is less than the carrying value of the asset, an impairment loss is recognized. The impairment loss is measured as the amount by which the carrying amount of the asset exceeds its estimated fair value.

C        Inventory

Inventory at June 30, 1996 and 1995 consisted of the following:
                                                      1996            1995
                                                      ----            ----

            Raw Materials                           $ 262,858       $ 207,031
            Work-in-process                           134,911         132,739
            Finished goods                             47,460          39,566
                                                    ---------       ---------
                                  Total             $ 445,229       $ 379,336
                                                    =========       =========


D        Equipment and Improvements

Equipment and improvements at June 30, 1996 and 1995, which are recorded at cost, consisted of the following:

                                              1996               1995
                                              ----               ----

Furniture and fixtures                      $    59,746       $    59,746
Leasehold improvements                          176,299           176,299
Machinery and equipment                         666,259           466,763
Construction in process                         -                 418,958
                                            -----------       -----------
                                                902,304         1,121,766
Less accumulated depreciation
     and amortization                           618,578           559,566
                                            -----------       -----------
                                            $   283,726         $ 562,200
                                            ===========       ===========

During Fiscal 1994, the Company completed the redesign of the product housing to a modular form and acquired an automated assembly machine for the new product design. The automation system, as received, failed to meet the design requirements for performance and underwent significant redesign and debugging by the manufacturer. During the fourth quarter of Fiscal 1995, the Equipment passed preliminary acceptance tests. As of June 30, 1996 the Company has yet to find a market for the new format and has received quotes to re-tool the machine to produce the current format. The Company is not financially able to afford the re-tooling at this time. Due to the inability to utilize the assembly maching the Company has lowered its estimate of the recoverability and has written the machine down by approximately $212,000. To determine the fair value of the automation system, the Company projected the present value of projected future cash flows using a 12% discount rate. Included in the "Machinery and equipment "at June 30, 1996, is the idle automated assembly machine which has been written down to a book value of approximately $206,000.

 E       Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at June 30, 1996 and 1995 consisted of the following:
                                                        1996           1995
                                                        ----           ----

Accounts payable - trade                              $ 257,878      $ 268,759
Accrued payroll and related expenses                     46,728         51,212
Other                                                    43,510        225,854
                                                      =========      =========
                                                      $ 348,116      $ 545,825
                                                      =========      =========

Based upon the favorable outcome of certain matters reserved for in prior years the Company revised a previous estimate and reduced its accrual by approximately $200,000.

F        Related Party Transactions

On April 30, 1991, the Company issued to John Pappajohn (a director of the Company) a warrant expiring September 30, 1996 to purchase 50,000 shares of the Common Stock at an initial exercise price of $12.50 a share, subject to adjustment in certain specified circumstances. The warrant first became exercisable on October 1, 1991. The warrant was granted to Mr. Pappajohn in consideration of his advising management of the Company on various matters and not in connection with the sale or distribution of any of the Company's securities. As a result of the anti-dilution provisions of this warrant, Mr. Pappajohn may, as of June 30,1996 purchase 171,184 shares at an exercise price of $3.65 a share.

In February 1993, the Company obtained a non-revolving, multiple drawdown line of credit from a bank in the amount of $500,000. To enable the Company to obtain such line of credit, Mr. Pappajohn became a guarantor of the Company's borrowings under the demand note and pledged a money market account owned by him, in the amount of $500,000, as collateral security for his performance under the guaranty. The Company had granted to Mr. Pappajohn a security interest in its tangible and intangible assets (excluding certain equipment which it is attempting to lease) as collateral in the event the bank called his guarantee. In consideration of his action as such guarantor and pledging his money market account as aforesaid, the Company granted Mr. Pappajohn a warrant expiring February 17, 1998 to purchase 10,000 shares of the Common Stock at $10.00 a share. The Company also agreed to grant him a warrant to purchase up to 8,000 shares of the Common Stock for each $100,000 as and when drawn by the Company under the line of credit. Each of these warrants would be exercisable for a period of five years from its respective date of grant at $10.00 a share. Mr. Pappajohn was also granted registration rights with respect to the shares of the Common Stock issuable upon exercise of these warrants. Subsequently, the Company borrowed the $500,000. As a result of this borrowing, the Company issued to Mr. Pappajohn additional warrants to purchase 40,000 shares of the Common Stock. After giving effect to the anti-dilution provisions of these warrants, Mr. Pappajohn had received, as consideration for his guaranty and pledge, warrants to purchase, as of June 30, 1996, an aggregate of 141,830 shares of the Common Stock at an exercise price of $3.53 a share. Such warrants expire in February and March 1998.

Sales to Tepnel Diagnostics, PLC, a United Kingdom company which owns 62,500 shares of the Company's Common Stock, was $56,175 and $40,900 in Fiscal years ended June 30, 1996 and 1995 respectively.

G        Stockholders' Equity

During Fiscal 1993, the Company granted to the holders of record on May 13, 1993 (the "Record Date") of all of its outstanding shares of the Common Stock the nontransferable right (the "Rights") to subscribe for Units at $5.00 per Unit (the "Subscription Price") on the basis of one Unit for every 1.36 shares of the Common Stock owned on the Record Date. Each Unit consisted of one share of the Common Stock and a Redeemable Common Stock Purchase Warrant expiring June 30, 1006 (subsequently extended to

December 31, 1996) to purchase one share of the Common Stock at $5.50 per share. Between June 4 and June 30, 1993, 96,996 shares of the Common Stock were issued upon the exercise of Rights, from which the Company received proceeds of $484,980. Between July 1 and July 9, 1993, 603,004 shares of the Common Stock were issued upon the exercise of Rights, from which the Company received proceeds of $3,015,020, including 541,078 Rights purchased by the Underwriter pursuant to a Standby Agreement. Costs of the rights offering of $864,946 were charged to additional paid-in capital in Fiscal 1994. As a portion of the consideration for the Standby Agreement, the Underwriter received an Underwriter's Unit Purchase Warrant, exercisable at any time during the four-year period which commenced June 4, 1994, at a purchase price of $0.00001 per warrant, to purchase 70,000 units, exercisable at $6.00 per unit, each unit consisting of one share of the Common Stock and one Underwriter's Warrant. The Underwriter's Warrant enables the Underwriter to purchase one share of the Common Stock for $4.77 after giving effect to the anti-dilution provisions of these warrants.

The Company has a Key Employees and Key Personnel Stock Option Plan with respect to 30,000 shares of the Common Stock. All stock options will be exercisable at a price to be determined by the Board of Directors which may not be less than the fair market value of the Common Stock at the time of grant (110% of fair market value for employees owning more than 10% of the voting power of all classes of the Common Stock). See the table following for status of options. At June 30, 1996, there were 19,654 shares of the Common Stock reserved for future grants.

The Company has issued options and warrants to directors, officers, employees and others as additional incentives for prior and future services.

On September 22, 1994, the Board of Directors ratified the adoption of the Drug Screening Systems, Inc. Stock Option Plan of 1994 (the "1994 Option Plan") which provides for the granting of non-qualified stock options to purchase up to 500,000 shares of the Common Stock, subject to possible adjustment in the event of stock dividends, stock splits and similar transactions. Pursuant to the 1994 Option Plan, options may be granted to key employees, officers, directors, consultants and advisers of the Company and, if later incorporated, subsidiaries; the options may become exercisable in installments; the exercise price of an option may not necessarily be at the fair market value of the Common Stock at its date of grant; the expiration date of an option may be five to ten years after its date of grant; and there is a provision permitting exercise if there is a "change in control" (which definition does not include a transaction approved by the then current directors). Pursuant to this Plan, options to purchase an aggregate of 270,000 shares of the Common Stock at $0.625 a share were granted on July 29, 1994 and an option to purchase 25,000 shares at $1.375 a share was granted on September 22, 1994 (the prices per share were the fair market values at the dates of respective grants). The exercise price of the option issued on September 22, 1994 was subsequently reduced to $0.625 to reflect a drop in the market price. During its December, 1995 meeting, the Board further reduced the exercise price for options granted to active officers and its consultant to $0.25 to reflect an additional drop in the market price.
These options are exercisable immediately on the respective date of grant and expire five years from the respective date of grant regardless of the current status with the Company.

All options and warrants have been issued with exercise prices equivalent to the market value of the Common Stock at the date of grant. As of June 30, 1996, options and warrants to purchase 2,998,204 shares of the Common Stock were currently exercisable. A summary of the Company's option and warrant activity for the years ended June 30, 1996 and 1995 follows. The following table reflects the anti-dilutive provisions of the options and warrants through August 31, 1996 and excludes the contingent warrants to purchase 225,000 shares of the Common Stock ( see Note J).

                              Warrants Issued      Warrants Issued                                               Options
                                 in connection        to Directors          Warrants      Key Employees        issued to
                                          with        Officers and         issued to              Stock     Officers and
                               Rights Offering           Employees     Other Parties        Option Plan        Employees
                               ---------------           ---------     -------------        -----------        ---------
Outstanding July 1, 1994             1,921,993             317,613          851,137             10,346          324,646

Warrants granted                                                                                                295,000
Warrants expired                                                           (466,734)                           (141,865)

                              -------------------------------------------------------------------------------------------
Outstanding June 30, 1995            1,921,993             317,613          384,403             10,346          495,781

Options granted
Options expired                                                            (120,192)                           (189,008)
                              -------------------------------------------------------------------------------------------

Outstanding June 30, 1996            1,921,993             218,441          264,211             10,346          306,773
                              ===========================================================================================

Exercise price of
outstanding
options and warrants               $2.28-$2.46         $3.53-$7.80     $2.18-$12.50      $31.25-$70.63      $0.62-$8.61



The Company's Board of Directors is expressly authorized, without shareholder approval, to determine with respect to the Preferred Stock, the preferences, privileges, voting rights and other characteristics set forth in the articles of incorporation. There are no shares of Preferred Stock issued and outstanding.

H        Commitments and Contingencies

The Company leases facilities which it utilizes as its administrative, research and developmentmanufacturing, quality control, warehousing and shipping facilities. The leases, as amended, with an unaffiliated landlord, expire on April 30, 1997. The monthly base rental is $4,712. Provided the Company is not in default of any of the terms of its leases, the Company has the right to renew the term of the leases for an additional five years. The Company has other operating leases for certain equipment with various terms. Rental expense under these leases was $78,963 and $90,325 in Fiscal 1996 and 1995, respectively. Future commitments are not considered material.

I        Income Taxes and Net Operating Loss Carryforwards

The tax effects of significant items comprising the Company's net deferred taxes as of June 30, 1996 and 1995 were as follows:

                                                     1996             1995
                                                     ----             ----
Deferred tax assets:
  Property                                        $     44,000     $     44,000
  Allowance for doubtful accounts                       20,000           40,000
  Vacation  accrual                                      4,000            8,000
Operating loss carryforwards                         6,100,000        5,800,000
Valuation allowance                                 (6,168,000)      (5,892,000)
                                                  ============     ============
                                                      -                -
                                                  ============     ============

The change in the valuation allowance for Fiscal 1996 was an increase of approximately $276,000 as a result of the operating loss generated during the year ended June 30, 1996, offset by small deductions in the allowance for doubtful accounts and the vacation accrual.

There was no provision for current income taxes for either Fiscal 1996 or 1995.

The federal and state net operating loss carryforwards of approximately $14,200,000, respectively, expire in varying amounts through 2011 and 2010, respectively.

The Company has had numerous transactions in its Common Stock. Such transactions may have resulted in a change in the Company's ownership, as defined in the Internal Revenue Code Section 382. Such change may result in an annual limitation on the amount of the Company's taxable income which may be offset with its net operating loss carryforwards. The Company has not evaluated the impact of Section 382, if any, on its ability to utilize its net operation loss carryforwards in future years.

J        Major Customers, Etc.

In September 1993, the Company entered into an exclusive distributorship agreement with Triangle Healthcare Systems, Lt. ("Triangle"), under which Triangle had the right to distribute the Products in the Kingdom of Saudi Arabia, Jordan, Kuwait, Bahrain, United Arab Emirates, Egypt, Qatar and Muscat Oman. Upon signing the Triangle Agreement, the Company received a $500,000 purchase order from Triangle for Product to be delivered and paid for before December 31, 1993. In return for granting the purchase order and other consideration provided in the Triangle Agreement, the Company granted to Triangle a warrant to purchase 50,000 shares of the Common Stock at $7.75 a share (the then market price). The warrant, which was exercisable for five years, was to be held by the Company as collateral until payment in full was received for the $500,000 purchase order. Because Triangle failed to meet its sales targets, the Company deems this warrant to have expired.

Triangle has not authorized the Company to ship under the purchase order and has not met its sales target. By letter dated August 24, 1995, the Company notified Triangle that, unless Triangle corrected its defaults by making payment and placing minimum orders, the Triangle Agreement would terminate effective November 24, 1995 per the termination paragraph of the agreement. Triangle did not correct the defaults and the agreement terminated.

The finder of the Triangle opportunity was granted by the Company, on July 15, 1993, a warrant, exercisable for five years, to purchase 175,000 shares of the Common Stock at an exercise price of $6.00 a share (the then market price). Per a separate agreement, the finder would receive these warrants ratably upon receipt of the funds for the $500,000 initial purchase order. In addition, the Company granted to the finder warrants to purchase up to an additional 225,000 shares of the Common Stock, contingent upon Triangle meeting certain sales targets through March 22, 1995; the exercise price of such warrants would have been equal to the fair market value of the Common Stock at each date of issuance. However, the sales targets were not met and the warrant expired. Because the sales targets were not met and only $100,000 was received, the Company deems the warrant to be outstanding for 35,000 shares (included in table of Note G) and deems the right to the additional 140,000 shares under the warrant, as well as the contingent warrant for 225,000 shares to have expired.

During Fiscal 1996, sales to BWIS was $1,041,245 (49%) of gross revenues, During Fiscal 1995, sales to BWIS accounted for $1,616,119 (61%) of the gross revenues of the Company. No other customer accounted for 10% or more of the Company's gross revenues. A loss of BWIS would have a materially adverse impact upon the Company's business and financial condition unless a replacement therefor was obtained or the Company increased its sales through its own efforts (as to which there is no assurance).

K        Restrictive Stock Incentive Plan

In February 1990, the Company adopted a Restrictive Stock Incentive Plan which allows for issuance of up to 75,000 shares of the Common Stock to certain key employees. Provisions of the plan require continued employment and prohibit the sale or transfer of shares issued for two years from the date of the grant.

As of June 30, 1996, the Company had issued an aggregate of 41,800 shares of the Common Stock under such agreement; none were issued in Fiscal 1996 or 1995. These shares were recorded at the fair market value at the date of the stock grant. The Company records compensation expense for a period of 24 months from the date of the stock grant. No compensation expense was recognized in Fiscal 1996 or Fiscal 1995.

As of June 30, 1996, 33,200 shares of the Common Stock were reserved for future issuances under the Restrictive Stock Incentive Plan.

N        Litigation

On September 27, 1993, an action was initiated in the United States District Court for the Eastern District of Pennsylvania by Gary and Carol Pache, joint tenants, allegedly the owners of 30 shares of the Common Stock, against the Company, Robert G. Wallace, the then Chairman of the Board and a director of the Company (the President and Chief Executive Officer during the period alleged in the complaint); Gary Nacht, the then Senior Vice President, Secretary and Chief Financial Officer of the Company; and Jesse Greenfield, formerly a director of the Company. The plaintiffs, in their complaint, were seeking to have a class certified pursuant to Rule 23 of the Federal Rules of Civil Procedure consisting of any shareholders who purchased shares of the Common Stock during the period January 27, 1992 and September 28, 1992 (the "Class Period"), but excluding the named individual defendants and any other officer or director of the Company. The complaint alleges that the defendants issued affirmative statements in press releases and other documents (including quarterly reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the Class Period as to the prospects of the Company for which there was no reasonable basis, with the intention of inflating the market price of the Common Stock, and that these allegedly false statements constituted a violation of Section 10(b) of the Securities Act and Rule 10b-5 promulgated thereunder and "negligent misrepresentation." The complaint sought damages for the class in an amount to be determined at trial. The defendants moved to dismiss the complaint on the ground that it failed to state an actionable claim within the judicial opinions interpreting Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder or for negligent misrepresentation. On March 20, 1995, the Court on defendants' motion, dismissed the complaint for failure by the plaintiffs to state a claim. On April 18, 1995, the plaintiffs appealed the dismissal to the United States Court of Appeals for the Third Circuit. On November 14, 1995, this Court affirmed the decision by the District Court for the Eastern District of Pennsylvania dismissing the complaint.The period for further appeal has expired and accordingly the action is terminated.

ITEM 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were none.

                                    PART III

ITEM 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

As of September 13, 1996, the directors of the Company were:

                                                                                        Year First
                                                                                        Became a
                                                                                        Director
Name                                Age     Principal Occupation                        or Officer
- ----                                ---     --------------------                        ----------

John Pappajohn                      68      President of Equity Dynamics, Inc., a       1991
                                            financial consulting and venture capital
                                            firm

Stephen C. Turner                   51      Chief Executive Officer of Oncor, Inc.,     1991
                                            a manufacturer of genetic medical
                                            diagnostics

Jeff  Davidowitz                    40      Private Investor                            1994

All directors hold office until the next Annual Meeting of Shareholders of the Company or until their successors have been duly elected and qualified. Each of the current directors was elected at the Annual Meeting of Shareholders on November 14, 1995.

Executive Officers

As of September 13, 1995, the executive officer of the Company was:

                                                                                        Year First
                                            Position with                               Became an
Name                                Age     the Company                                 Officer
- ----                                ---     -----------                                 -------

Patrick J. Brennan, CPA             52      Vice President, Chief Financial
                                            Officer and Secretary                       1994

Joseph R. Shaya, a consultant to the Company since June 1, 1994, was hired by the Board to fulfill the duties of President and Chief Executive Officer, reporting directly to the Board, an officer is engaged to perform such duties as an employee.

Kenneth S. Carpenter served as a Vice President and was in charge of manufacturing throughout Fiscal 1995. Mr. Carpenter left the Company in July 1996 to pursue interests in the Southwestern United States.

Each executive officer of the Company will serve until the first meeting of the Board of Directors following the next Annual Meeting of Shareholders or until the Board otherwise directs.

Family Relationships

There are no family relationships among any of the directors or executive officers of the Company.

Business History

John Pappajohn, a director of the Company since December 1991, has been the President of Equity Dynamics, Inc., a financial consulting and venture capital firm, and the sole owner of Pappajohn Capital Resources, a venture capital firm, since 1969. Mr. Pappajohn is a member of the Board of Directors of the following public companies: Pace Health Systems, Inc., Core Management, Inc. United Systems Technology, Inc., BioCryst Pharmaceuticals, Inc; and, OncorMed, Inc., which is a genetic based cancer screening service.

Stephen C. Turner, a director of the Company since December 1991, has been, since August 1983, the Chairman of the Board and Chief Executive Officer of Oncor, Inc., a public company which manufactures genetic medical diagnostics, and OncorMed, Inc., a public company which is a genetic based cancer screening service.

Anthony Ian Newman, a director of the Company since May 1993, resigned in December 1995. He is a technology transfer and licensing specialist, resident in England. Mr. Newman also sits on a number of boards including public companies in the United Kingdom.

Jeff Davidowitz, a director of the Company since June 22, 1994, has been President of Penn Footwear, a private company which manufactures shoes, since January 1, 1991. Prior to that, he was Vice President of Penn Footwear.

Patrick J. Brennan, CPA joined the Company on September 27, 1994 as Vice President, Chief Financial Officer, Chief Accounting Officer and Secretary. Prior to that, Mr. Brennan was Chief Financial Officer of Enzymatics, Inc. from June 1993 until March 1994. Prior to that, he served as Chief Financial Officer for American Film Technologies, Inc. (AFT) from August 1988 until December 1992. In February 1991, Mr. Brennan was elected to the Board of Directors of AFT. Mr. Brennan continued to serve on the Board after his resignation as Chief Financial Officer. In October 1993, AFT filed for bankruptcy under Chapter 11 of the Federal Bankruptcy Code. Mr. Brennan, as well as most directors, resigned upon the acquisition by a new investor. From December 1992 to June 1993 and from March 1994 to September 1994, Mr. Brennan was an independent consultant.

Messrs. Pappajohn and Turner (as indicated above) are the only directors to serve as a director of another company which has a security registered under
Section 12(b) or (g) of the Exchange Act. No director serves as a director of another company which is registered as an investment company under the Investment Company Act of 1940, as amended.

Compliance with Section 16(a) of the Exchange Act

Based solely on a review of Forms 3 and 4 furnished to the Company under Rule 16a-3(e) promulgated under the Exchange Act with respect to Fiscal 1996, the Company is not aware of any director or officer of the Company who failed to file on a timely basis, as disclosed in such forms, reports required by Section 16(a) of the Exchange Act during Fiscal 1996 or prior years. The Company is not aware of any beneficial owner of 10% or more of the outstanding shares of the Common Stock, which is the only security of the Company registered under Section 12 of the Exchange Act, other than John Pappajohn who is a director of the Company. See Item 11 to this Report.

ITEM 10  Executive Compensation

The following table sets forth summary compensation information awarded to, earned by or paid to each highly paid executive officer whose total annual salary and bonuses exceeded $100,000 during Fiscal 1996, 1995 and 1994 by the Company. There was no person designated as chief executive officer as of June 30, 1995 or June 30, 1996; the duties were performed by a consultant. During Fiscal 1995, no officer received a combined salary and bonus in excess of $100,000.

Summary Compensation Table

- ------------------------------------------------------------------------------------------------------------------
|                     |           |                  |                  |      Long-term    |                    |
|                     |           |           Annual | Compensation     |    Compensation   |                    |
|      Name and       |           |                  |       Other      |   Awards/Options  |      All Other     |
|      Principal      |           |                  |      Annual      |       SARS(4)     |    Compensation    |
|      Position       |   Year    |     Salary       |   Compensation   |                   |          $         |
|         (a)         |   (b)     |       (c)        |        (d)       |         (e)       |                    |
|---------------------|-----------|------------------|------------------|-------------------|--------------------|
|Patrick Byrne, (1)   |   1994    |          106,000 |              none|               none|               none |
|COO, VP  of          |           |                  |                  |                   |                    |
|Sales & Mkt.         |           |                  |                  |                   |                    |
|---------------------|-----------|------------------|------------------|-------------------|--------------------|
|Gary Nacht, (2)      |   1994    |          121,600 |             2,590|               none|               none |
|Sr. VP, CFO  &       |           |                  |                  |                   |                    |
|Secretary            |           |                  |                  |                   |                    |
|---------------------|-----------|------------------|------------------|-------------------|--------------------|
|Francis Pfeiffer, (3)|   1994    |           92,508 |               554|               none|             13,500 |
|Vice President       |           |                  |                  |                   |                    |
|R & D                |           |                  |                  |                   |                    |
|---------------------|-----------|------------------|------------------|-------------------|--------------------|
|Patrick J. Brennan   |   1996    |          106,917 |              none|               none|               none |
|VP, CFO &            |           |                  |                  |                   |                    |
|Secretary            |           |                  |                  |                   |                    |
- ------------------------------------------------------------------------------------------------------------------

(1) Mr. Byrne joined the Company in March 1992 and was terminated on July 21, 1994. Under an agreement with Mr. Byrne, he received severance of approximately $52,000 paid bi-week from the date of termination through April 28, 1995.

(2)      Mr. Nacht was terminated in July 1994.

(3)      Dr. Pfeiffer resigned in March 1994.

(4)      Amounts reflect anti-dilution provisions of options.

There were no Option/SAR grants or long-term incentive plan awards in Fiscal 1996. There are no other plans pursuant to which cash or non-cash compensation was paid or distributed during Fiscal 1995 or 1996 or pursuant to which cash or non-cash compensation is proposed to be paid or distributed in the future to the executive officers of the Company in respect to Fiscal 1995 or 1996.

Aggregated Option/SAR Exercises during Fiscal 1996 and
Option/SAR Values at June 30, 1996

- ------------------------------------------------------------------------------------------------------------------
|                        |                   |                  |                        |      Value ($) of     |
|                        |                   |                  |       Number (#) of    |      Unexercised      |
|                        |                   |                  |        Unexercised     |      in-the-Money     |
|                        |        Shares     |                  |        Options/SARs    |      Options/SARs     |
|                        |       Acquired    |         Value    |      at June 30,1996   |    at June 30,1996    |
|                        |          on       |       Realized   |        Exercisable/    |      Exercisable/     |
|          Name          |       Exercise    |          ($)     |     Unexerciseable (2) |     Unexerciseable    |
|          (a)           |         (b)       |          (c)     |            (d)         |          (e)          |
|------------------------|-------------------|------------------|------------------------|-----------------------|
|Patrick J. Brennan,     |                   |                  |                        |                       |
|VP, CFO &               |         None      |         None     |          25,000/0      |          None         |
|Secretary (1)           |                   |                  |                        |                       |
- ---------------------------------------------------------------------------------------------------------------- -

(1)      Mr. Brennan joined the Company on September 27, 1994.

(2)      These amounts reflect anti-dilution provisions of options.

Other Compensation

None.

Compensation of Directors
Directors of the Company receive no compensation for their services as directors.

Stock Option Plan of 1994

On September 22, 1994, the Board of Directors ratified the adoption of the Drug Screening Systems, Inc. Stock Option Plan of 1994 (the "1994 Option Plan") which provides for the granting of non-qualified stock options to purchase up to 500,000 shares of the Common Stock, subject to possible adjustment in the event of stock dividends, stock splits and similar transactions. Pursuant to the 1994 Option Plan, options may be granted to key employees, officers, directors, consultants and advisers of the Company and, if later incorporated, subsidiaries; the options may become exercisable in installments; the exercise price of an option may not necessarily be at the fair market value of the Common Stock at its date of grant; the expiration date of an option may be five to ten years after its date of grant; and there is a provision permitting exercise if there is a "change of control" (which definition does not include a transaction approved by the then current directors).

Pursuant to this Plan, options to purchase an aggregate of 270,000 shares of the Common Stock at $0.625 a share (the fair market value at the date of grant) were granted on July 29, 1994 and an option to purchase 25,000 shares at $1.375 a share (the fair market value at the date of grant) on September 22, 1994 (subsequently reduced to $.0625 to reflect current market) as follows. During its December, 1995 meeting, the Board further reduced the exercise price for options granted to active officers and its consultant to $0.25 to reflect an additional drop in the market price. These options are exercisable on the respective date of grant and expire five years from the respective date of grant.

  Name of Optionee           Position with Company             Number  of Shares

Granted July 29, 1994
Joseph Shaya                 Consultant                                 125,000
Robert G. Wallace            Sales Consultant                            50,000
Stephen C. Turner            Director                                    25,000
Anthony Ian Newman           Director                                    25,000
Jeff Davidowitz              Director                                    25,000
Kenneth S. Carpenter         Vice President (resigned 7/26/96)           10,000
Jeffrey M. Bachrach          Consultant                                  10,000

Granted September 22, 1994
Patrick J. Brennan           Vice President,Chief Financial
                                    Officer and Secretary                25,000


ITEM 11  Security Ownership of Certain Beneficial Owners

(a)      Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information at August 31, 1996, based upon information obtained from the persons named below or, in the case of Mr. Gordon, based on his filings under the Exchange Act, with respect to the beneficial ownership of shares of the Common Stock, which is the sole voting security of the Company, by each person known by the Company to be the owner of more than 5% of the outstanding shares of the Common Stock:

                                        Number of Shares of
Name and Address of                         Common Stock            Percent of
Beneficial Owner                        Beneficially Owned          Class(1)
- ----------------                        ------------------          --------
John Pappajohn(2)                         1,719,342(3)              35.3%
c/o Pappajohn Capital Resources
2116 Financial Center
Des Moines, Iowa 50309

James A. Gordon                             852,317(4)              19.6%
Edgewater Private Equity Fund L.P.
666 Grand Avenue, Suite 200
Des Moines, Iowa 50309

Jeff Davidowitz(2)                          410,000(5)               9.6%
c/o JIBS Equities
Line and Grove Streets
PO Box 87  Nanticoke, PA  18634

William Davidowitz                          260,000                  6.1%
PO Box 87
Nanticoke, PA  18634

(1) The percentages are based upon 4,246,017 shares of the Common Stock being outstanding on September 13, 1996 and, where appropriate, effect is given to the exercise of warrants or options as required by Rule 13d-3(d)(1)(i) under the Exchange Act.

(2)      A director of the Company.

(3) Includes 171,256 shares, after giving effect to anti-dilution provisions, issuable upon the exercise of a warrant expiring September 30, 1996 which is currently exercisable and 17,741 shares, after giving effect to anti-dilution provisions, issuable upon exercise of a warrant expiring December 31, 1996 held by an affiliate of his wife as to which he disclaims beneficial ownership. Also includes an aggregate of 141,731 shares, after giving effect to anti-dilution provisions, subject to warrants expiring February 17, 1998, February 18, 1998. March 11, 1998 and March 30, 1998 granted to Mr. Pappajohn in connection with a loan guaranty and pledge. Also includes 296,887 shares, after giving effect to anti-dilution provisions, issuable upon exercise of warrants expiring December 31, 1996 which are currently exercisable.

 (4) Includes 97,244 shares, after giving effect to anti-dilution provisions, issuable upon the exercise of a warrant expiring December 31, 1996 which is currently exercisable.

(5) Reflects 25,000 shares issuable upon exercise of an option expiring August 9, 1999.


(b)      Security Ownership of Management

Set forth below is information with respect to shares of the Common
Stock beneficially owned as of August 31, 1996, based upon information obtained from the persons named below, by each director of the Company, by the sole executive officer whose compensation exceeded $100,000 in Fiscal 1996 and by all current directors and executive officers as a group:

Name and Address of                    Amount of Beneficial       Percent of
Beneficial Owner                            Ownership                Class(1)
- ----------------                            ---------                --------

John Pappajohn(2)                         1,719,342(3)                35.3%
c/oPappajohn Capital Resources
2116 Financial Center
Des Moines, Iowa  50309

Stephen C. Turner(2)                         26,000(4)                 0.6%
c/o Oncor, Inc.
209 Perry Parkway
Gaithersburg, MD  20877

Jeff Davidowitz(2)                          410,000(5)                 9.6%
c/o JIBS Equities
Line and Grove Streets
PO Box 87
Nanticoke, PA  18634

Patrick J. Brennan, CPA                      25,000(6)                   -
c/o Drug Screening Systems, Inc.
P. O. Box 579
Blackwood, NJ 08012

All Executive Officers and
Directors as a Group (6 persons)          2,225,052                  38.8%


(1)      See Note (1) to the first table in this Item 11 to this Report.

(2)      See Note (2) to the firsttable in this Item 11 to this Report.

(3)      See Note (3) to the first table in this Item 11 to thisReport.

(4)      See Note (4) to the first table in this Item 11 to this Report.

(5) Reflects 25,000 shares issuable upon exercise of an option expiring August 9, 1999.

(6) Reflects 25,000 shares issuable upon exercise of an option expiring August 9, 1999.



ITEM 12  Certain Relationships and Related Transactions

         - None

                                     PART IV

ITEM 13  Exhibits, List and Reports on Form 8-K

(a)      Exhibits

The exhibits listed below which are marked with a footnote reference were filed with a prior registration statement filed under the Securities Act or in a periodic report filed under the Exchange Act and are incorporated herein by this reference. The exhibits listed below which are not marked with a footnote reference are filed with this Form 10-KSB.

Number            Exhibit

3(a) Copy of Articles of Incorporation of the small business issuer. (1)

3(a)(1) Copy of Certificate of Amendment to Articles of Incorporation of the Company filed on December 29, 1987. (1)

3(a)(2) Copy of Certificate of Amendment to Articles of Incorporation of the Company filed on December 24, 1991. (1)

3(a)(3) Copy of Certificate of Amendment to Articles of Incorporation of the Company filed on May 5, 1993. (2)

3(b)              Copy of By-Laws of the Company. (1)

4(a)              Specimen Certificate of Common Stock, $0.001 par value, of the
                  Company. (1)

4(a)(1) Specimen Certificate of Common Stock, $0.01, par value, of the Company. (3)

10(a) Copy of Warrant Agency Agreement dated as of June 4, 1993 between the Company and Continental Stock Transfer & Trust Company, as Warrant Agent. (4)

10(a)(1)          Proof of Redeemable Warrant expiring June 3, 1996 of the
                  Company. (4)

10(b)             Copy of form of Underwriter's Unit Purchase Warrant of the
                  Company. (5)

10(b)(1)          Copy of form of Underwriter's Warrant of the Company. (5)

10(c)             Copy of the 1988 Stock Option Plan of the Company. (1)

10(c)(1)          Copy of the 1994 Stock Option Plan of the Company.

10(d)             Copy of Employee Restricted Stock Plan of the Company. (6)

10(e) Copy of Warrant expiring September 30, 1996 of the Company issued to John Pappajohn. (3)

10(e)(1) Copy of Investor's Rights Agreement dated April 30, 1991 between the Company and John Pappajohn. (3)

10(e)(2) Copy of Warrant expiring February 17, 1998 of the Company issued to John Pappajohn. (3)

10(e)(3) Copy of Warrant expiring February 18, 1998 of the Company issued to John Pappajohn. (3)

10(e)(4) Copy of Warrant expiring March 11, 1998 of the Company issued to John Pappajohn. (3)

10(e)(5) Copy of Warrant expiring March 30, 1998 of the Company issued to John Pappajohn. (3)

10(e)(6) Copy of Investor's Rights Agreement dated February 18, 1993 between the Company and John Pappajohn. (3)

10(f) Copy of Warrant expiring February 28, 1997 issued by the Company to Gold & Wachtel. (3)

10(g) Copy of Lease dated May 9, 1988 between the Company, as tenant, and VPR Commerce Center, as landlord. (6)

10(g)(1) Copy of Lease dated December 31, 1989 between the Company, as tenant, and VPR Commerce Center, as landlord. (6)

10(g)(2) Copy of Lease dated February 19, 1992 between the Company, as tenant, and VPR Commerce Center, as landlord. (3)

10(g)(3) Copy of Lease dated March 4, 1993 between the Company, as tenant, and VPR Commerce Center, as landlord. (3)

10(h) Copies of Independent Laboratory Results and Supplements thereto. (6)

10(i) Copy of Exclusive Distributorship, Sale and Service Agency Agreement dated May 12, 1989 between the Company and B.P.S. Guard Services, Inc. ("BPS"). (6)

10(i)(1) Copies of Amendments dated June 5, 1989, July 7, 1989, December 19, 1989 and January 29, 1991 to the foregoing Agreement. (6)

10(I)(2) Copy of Exclusive Distributorship, Sale and Service Agency Agreement dated January 15, 1993 among the Company, BPS and Wells Fargo Investigative Services, Inc. (now Borg Warner Investigative Services, Inc.) restating and amending the Agreement, as previously amended, filed as Exhibits 10(i) and 10(i)(1). (3)

10(I)(3) Copy of Distributorship, Sale and Service Agency Agreement dated May 8, 1995 between the Company amd Borg Warmer Information Services, Inc. restating and amending the Agreement as previously amended, filed as Exhibits 10(I), 10(I)(1) and 10(I)(3).

10(I)(4) Copy of the Exclusive Distribution Agreement dated March 5, 1996 between the Company and U. S. Distribution, a division of Baxter healthcare Corporation. (8)

10(j) Copy of Distribution Agreement dated July 22, 1991 between the Company and Marketing & Trade International, Ltd. (now Intertec, Inc.). (6)

10(k)(1) Copy of security agreement dated January 18, 1993 between the Company and John Pappajohn. (3)

10(k)(2) Copy of security letter agreement dated January 18, 1993 between the Company and John Pappajohn. (3)

10(l)             Copy of Promissory Note dated August 18, 1988 of Robert G.
                  Wallace to the Company. (3)

10(l)(1)          Copy of Pledge Agreement dated August 18, 1989 by Robert G.
                  Wallace to the Company. (6)

10(l)(2) Copy of Extension Notes dated November 18, 1988 and July 1, 1991 relating to Exhibit 10(k) hereto. (6)

10(l)(3) Copy of Extension Note dated April 8, 1983 relating to Exhibit 10(k) hereto. (3) 10(m) Copy of Employment Agreement dated as of February 1, 1990 between the Company and Ming Sun. (3)

10(n) Copy of Employment Agreement dated as of February 1, 1990 between the Company and Francis R. Pfeiffer. (3)

10(o) Copy of Standby Agreement dated as of June 4, 1993 between the Company and Royce Investment Group, Inc. ("Royce"). (5)

10(o)(1) Copy of Financial Consulting Agreement between the Company and Royce is an exhibit to Exhibit 10(o) hereto.

10(p) Copy of Agreement dated as of April 30, 1993 by and among Tepnel Diagnostics PLC ("Tepnel"), the Company, Gold & Wachtel, as escrow agent, and Milberg Weiss Bershad Specthrie & Lerach. (2)

10(p)(1) Copy of letter dated April 30, 1993 from John Pappajohn and Mary Pappajohn to Tepnel. (3)

10(q) Copy of Exclusive Distribution Agreement dated May 21, 1993 between the Company and Tepnel Diagnostics PLC. (3)

10(r) Copy of the Joint Research and Development Agreement dated May 21, 1993 between the Company and Tepnel Diagnostics PLC. (3)

10(s) Copy of the Exclusive Distribution Agreement dated September 15, 1993 between the Company and Triangle Healthcare Systems, Ltd. (7)

10(t) Copy of Financial Consulting and Employment Agreement dated July 15, 1993 between the Company and Charles Levy. (7)

10(u) Copy of Exclusive License and Distributorship Agreement dated April 21, 1994 between the Company and AccuScreen Labs, Inc.

10(u)(1) Copy of Non-Exclusive Distribution Agreement dated November 11, 1993 between the Company and AccuScreen Labs, Inc.

10(v) Copy of Exclusive Distribution Agreement dated May 3, 1994 between the Company and Rimstar Trading Company.


(1) Filed as an exhibit to the Company's Registration Statement on Form S-18, File No. 33-19770- NY.

(2) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.

(3) Filed as an exhibit to the Company's Registration Statement on Form SB-2, File No. 33-60176.

(4)      Filed as an exhibit to the Company's Form 8-A dated dune 28, 1993.

(5) Filed as an exhibit to the Company's Current Report on Form 8-K filed on July 12, 1993.

(6) Filed as an exhibit to a Post-Effective Amendment to the Company's Registration Statement on Form S- 18, File No. 33-19770-NY.

(7) Filed as an exhibit to the Company's Annual Report on Form 10- KSB for the year ended June 30, 1993.

(8) Files as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996.

(b)      Reports on Form 8-K

None

                                   SIGNATURES

In accordance with Sections 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    DRUG SCREENING SYSTEMS, INC.

                                    By:  /s/Patrick J. Brennan
                                         ---------------------
                                         Vice President, Chief Financial Officer

Dated: September 26, 1996

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                   Title                               Date
- ---------                                   -----                               ----
/s/ John Pappajohn                          Director                            September 26, 1996
- ------------------------------
John Pappajohn

/s/ Stephen C. Turner                       Director                            September 26, 1996
- ------------------------------
Stephen C. Turner

/s/ Jeff Davidowitz                         Director                            September 26, 1996
- ------------------------------
Jeff Davidowitz

/s/ Patrick J. Brennan                      Vice President,Chief                September 26, 1996
- ------------------------------              Financial Officer and Secretary
Patrick J. Brennan                          (Principal Financial and
                                            Accounting Officer)
