Form 10QSB
period 1996-09-30
DRUG SCREENING SYSTEMS INC
filed 1996-11-14
CIK 828747

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT UNDER SECTION 3 or 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

         for the quarterly period ended September 30, 1996; or


[   ]    TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE
                                  EXCHANGE ACT

for the transition period from ___________________ to ____________________

                         Commission file number 0-17293



                          DRUG SCREENING SYSTEMS, INC.
      -------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         Pennsylvania                                          22-2795073
---------------------------------                          -------------------
 (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                          Identification No.)

     604 VPR Commerce Center, 1001 Lower Landing Road, Blackwood, N.J. 08012
 ------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (609) 228-8500
    ------------------------------------------------------------------------
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

On September 30, 1996, there were 4,246,017 shares of the issuer's Common Stock, $0.01 par value, outstanding.

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

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements.

The accompanying unaudited condensed financial statements of Drug Screening Systems, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310 of Regulation S-B of the Securities and Exchange Commission. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997 ("Fiscal 1997"). The accompanying condensed financial statements and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-KSB (the "Annual Report") for the year ended June 30, 1996 ("Fiscal 1996").



                                                                          Page
                                                                          ----
Index to Financial Statements


Balance Sheets at September 30, 1996 (unaudited) and June 30, 1996          4

Statements of Operations and Accumulated Deficit (unaudited) for the
         three months ended September 30, 1996 and 1995                     5

Statement of Cash Flows (unaudited) for the three months ended
         September 30, 1996 and 1995                                        6

Notes to Financial Statements                                               7

DRUG SCREENING SYSTEMS, INC.
 Balance Sheets, September 30 1996 (unaudited), and  June 30, 1996


                                                                September 30,     June 30,
                                                                   1996             1996
                                                                ------------    ------------
Assets
Current Assets:
  Cash                                                          $     75,192    $     91,807
  Accounts receivable, net of allowance of $50,000                   141,296         222,262
  Inventory                                                          374,886         445,229
  Prepaid expenses and other                                         114,747          63,120
                                                                ------------    ------------
Total Current Assets                                                 706,121         822,418

Equipment and improvements, net                                      281,823         283,726

Other Assets:
  Deposits                                                            12,104          12,104
  Patents                                                             25,417          25,792
                                                                ------------    ------------
Total Assets                                                    $  1,025,465    $  1,144,040
                                                                ============    ============



Liabilities and Stockholders' Equity
Current Liabilities:
  Current maturities of long-tert  debt                         $    129,475    $    109,117
  Accounts payable and accrued expenses                              371,152         348,116
  Customer advances and prepayments                                   17,000          17,000
                                                                ------------    ------------
     Total Current  Liabilities                                      517,627         474,233

Commitments and contingencies                                             --              --

Stockholders' Equity
  Class "A" preferred stock, $o.01 par value; 2,000,000
     shares authorized; none issued                                       --              --

  Common stock, $0.01 par value; 20,000,000
     shares authorized; 4,246,017 shares at September 30,1996
      and June 30, 1996 issued and outstanding                        42,460          42,460
  Additional paid-in-capital                                      15,070,555      15,070,555
  Accumulated deficit                                            (14,605,177)    (14,443,208)
                                                                ------------    ------------
     Total Stockholders' Equity                                      507,838         669,807
                                                                ------------    ------------

Total Liabilities and Stockholders' Equity                      $  1,025,465    $  1,144,040
                                                                ============    ============

See notes to financial statements

DRUG SCREENING SYSTEMS, INC
Statements of Operations and Accumulated Deficit (unaudited) For Three Months ended September 30, 1996 and 1995


                                            Three Months ended September 30,
                                                 1996            1995
                                                 ----            ----

 Revenues                                    $    595,616    $    531,158
 Cost of sales                                    347,688         171,934
                                             ------------    ------------

 Gross profit                                     247,928         359,224

 Operating expenses:
   Research and development                        98,368          85,852
   Selling, general and administrative            311,533         297,983
                                             ------------    ------------
                                                  409,901         383,835
                                             ------------    ------------
 Loss from operations                            (161,973)        (24,611)

 Interest income                                        4           1,157
                                             ------------    ------------

 Net loss                                        (161,969)        (23,454)

 Accumulated deficit - beginning of period   $(14,443,208)   $(13,991,420)
                                             ------------    ------------
Accumulated deficit - end of period          $(14,605,177)   $(14,014,874)
                                             ============    ============

 Net loss per share                          $      (0.04)   $      (0.01)
                                             ============    ============

 Weighted average number of shares
   outstanding
                                                4,266,017       2,466,017
                                             ============    ============














 See notes to financial statements

DRUG SCREENING SYSTEMS, INC.
Statements of Cash Flows for the Three Months (Unaudited)
Ended September 30, 1996 and 1995

                                                              Three Months ended September 30,
                                                              --------------------------------
                                                                    1996            1995
                                                                    ----            ----
Cash flows from operating activities:
      Net loss                                                   (161,969)        $ (23,454)
      Adjustments to reconcile net loss to net cash used
           Depreciation and amortization                           16,909            22,870
           Gain on sale of equipment held for sale                                       --
           Decrease (increase) in assets:
                Accounts receivable                                80,966           (21,037)
                Inventory                                          70,343           (62,837)
                Prepaid expenses and other                        (51,627)           (4,606)

           Increase (decrease) in liabilities:
                Accounts payable and accrued expenses              23,036           (65,912)
                Other current liabilities                                            (8,523)
                                                                ---------         ---------
Net cash used in operating activities                             (22,342)         (163,499)

Cash flows from investing activities:
      Expenditures for equipment and improvements                 (14,631)           (2,489)
      Recovery of (expenditure for) deposits                                            525
                                                                ---------         ---------
Net cash used in investing activities                             (14,631)           (1,964)

Cash flows from financing activities:
      Proceeds from non-bank financing                             95,258            10,157
      Principal payments on debt and capital leases               (74,900)          (40,672)
                                                                ---------         ---------
Net cash provided by financing activities                          20,358           (30,515)
                                                                ---------         ---------
Net increase (decrease) in cash and cash equivalents              (16,615)         (195,978)

Cash and cash equivalents:
      Beginning of period                                          91,807           305,108
                                                                ---------         ---------
      End of period                                             $  75,192         $ 109,130
                                                                =========         =========


Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                  $     782         $     508
                                                                =========         =========


See notes to financial statements

DRUG SCREENING SYSTEMS, INC.
Notes to Financial Statements
For the Three Months Ended September 30, 1996 and 1995

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

The Board of Directors is exploring various financing options, including a possible sale or merger. If operations are maintained at the levels experienced in the quarter ended September 30, 1996, the Company will require additional financing to augment the cash generated by operations to meet the Company's cash requirements for the balance of the year ended June 30, 1997 ("Fiscal 1997"). There is, however, no assurance that this will be achieved.

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

B. Revenue Recognition

The Company recognizes revenues at the time Product is shipped. The Company has an arrangement with a customers whereby title and risk of loss transfers to the customer upon transfer of Product from the Company's finished goods inventory into a segregated refrigeration unit on the Company's premises and, accordingly, the Company recognizes revenues at the time such Product is transferred. Sales under these arrangements totaled $248,928 during the first three months of Fiscal 1997 and $295,724 during the first three months of Fiscal 1996. Inventory of $660,000 was in the refrigerated storage unit at September 30, 1996 and June 30, 1996, respectively.


C.   Inventory

Inventory at September 30, 1996 and June 30, 1996 consists of the following:

                                                  September 30       June 30
                                                  ------------       -------


Raw Materials                                      $ 224,435        $ 262,858
Work-in-process                                      115,428          134,911
Finished Goods                                        35,023           47,460
                                                   ---------        ---------
    Total                                          $ 374,886        $ 445,229
                                                   =========        =========


D.   Equipment and Improvements

Equipment and Improvements at September 30, 1996 and June 30, 1996, which are recorded at cost, consist of the following:

                                                  September 30       June 30
                                                  ------------       -------

Furniture and fixtures                             $ 59,746         $  59,746
Leasehold improvements                              176,299           176,299
Machinery and equipment                             680,335           666,259
                                                   --------         ---------
                                                    916,380           902,304
Less accumulated depreciation and amortization      634,557           618,578
                                                   ========         =========
                                                   $281,823         $ 283,726
                                                   ========         =========

E.   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at September 30, 1996 and June 30, 1996 consist of the following:

                                              September 30       June 30
                                              ------------       -------

Accounts payable - trade                         $ 279,816        $ 275,878
Accrued payroll and related expenses                26,400           46,728
Other                                               64,936           43,510
                                             --------------   --------------
                                                 $ 371,152        $ 366,116
                                             ==============   ==============


F.   Income Taxes

The tax effects of significant items comprising the Company's net deferred taxes as of September 30, 1996 were as follows:

Deferred Tax Assets:
Property                                                 $      44,000
Allowance for doubtful accounts                                 20,000
Vacation accrual                                                 4,000
Operating loss carryforwards                                 6,150,000
Valuation allowance                                         (6,218,000)
                                                     -----------------
                                                         $       -
                                                     =================

There was a $50,0000 increase in the valuation allowance in the three months ended September 30, 1996.

There was no provision for current income taxes for either the first three months of Fiscal 1997 or 1996.

Item 2. Management's Discussion and Analysis or Plan of Operation.

The following discussion and analysis for three months ended September 30, 1996 and 1995 should be read in conjunction with the Financial Statements included in
Item 1 of this Report.

Results of Operations - Three Months Ended September 30, 1996 Versus 1995

Revenues - The Company's revenues from sales were $595,616 and $531,158 in the first three months of Fiscal 1997 and 1996, respectively. This increase of $64,458 (12.1%) resulted from increased sales to Allegiance (formerly Baxter) Healthcare and the Commonwealth of Pennsylvania of approximately $43,000 and $37,000 respectively, offset by decreased sales to Borg-Warner Information Services, Inc. ("BWIS") of approximately $47,000. Sales to other customers in the first three months of Fiscal 1997 increased by approximately $31,000 from the first three months of Fiscal 1996.

The Company's gross profit of $247,928 for the first three months of Fiscal 1997 amounted to 60% ($359,224 and 94%, respectively, in the first three months of Fiscal 1996) of its operating expenses. At the gross profit percentage for the first three months of Fiscal 1997, the Company would have had to generate approximately $985,000 in sales to cover such operating expenses ($568,000 in the first three months of Fiscal 1996).

Cost of sales and gross profit - The Company's cost of sales for the first three months of Fiscal 1997 was $347,688 and its gross profit percentage was 41.6% ($171,934 and 67.6%, respectively for the comparable period in Fiscal 1996). This gross profit percentage of 41.6% is lower than the level achieved for Fiscal 1996. The decrease in the gross profit as a percent of sales from the first three months of Fiscal 1995 resulted primarily from increased quality control standards being applied resulting in much lower yields.

Operating expenses - Operating expenses of $409,901 for the three months ended September 30, 1996 increased $26,066 from $383,835 for the comparable period in Fiscal 1996. This increase resulted principally from increased headcount due to anticipated sales to Allegiance Healthcare which have not materialized at the anticipated level.

Net loss - The Company had a net loss of $161,969 for the first three months of Fiscal 1997. This was a increase of $138,515 from the loss of $23,454 for the first three months of Fiscal 1996. The increase in the net loss was primarily attributable to the lower gross margin and increased operating expenses, offset by increased sales as more fully explained above.

Liquidity and Capital Resources

The Company had working capital at September 30, 1996 of $188,494 as compared to $348,185 at June 30, 1996. At September 30, 1996, the Company had the availability of $75,192 of cash as compared to $91,807 at June 30, 1996. The changes in working capital and cash between June 30 and September 30, 1996 were primarily attributable to the net loss and changes in the non-cash operating accounts for the three months ended September 30, 1996. See the Statement of Cash Flows in Item 1 of this Report.

Accounts receivable decreased to $141,296 from $222,262 at September 30, 1996 and June 30, 1996, respectively. This decrease is due to the collection of a large receivable which resulted from a state government contract.

Inventory decreased by $70,343 to $374,886 at September 30, 1996 from $445,229 at June 30, 1995. This decrease was principally due to a reduction of inventory which was built up in anticipation of greater Allegiance Healthcare sales.

Current liabilities increased $43,394 to $517,627 at September 30, 1996 from $474,233 at June 30, 1996. This increase resulted primarily from the liability created by a large purchase from a contract customer at month end.

As of September 30, 1996, the Company had shareholders' equity of $507,838. This decrease of $161,969 from $669,807 at June 30, 1996 resulted from the net loss for the three months ended September 30, 1996.

Net cash used in operating activities was $22,342. This was primarily due to the net loss and changes in the non-cash operating accounts for the three months ended September 30, 1996. Net cash used in investing activities was $14,631, which was for the purchase of a new mold. Cash provided by financing activities was $20,358 which were for principal payments on debt and capital lease obligations.

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


Item 2. Changes in Securities

None


Item 3. Defaults Upon Senior Securities

During the three months ended September 30, 1996, there has been no defaults upon senior securities.


Item 4. Submission of Matters to a Vote of Security Holders

None



Item 5. Other Information

None


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

     None

 (b) Reports on Form 8-K.

     None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.




                                        DRUG SCREENING SYSTEMS, INC.



                                        /s/ Patrick J. Brennan
                                        --------------------------------------
                                        Patrick J. Brennan, Vice President and
                                        Chief Financial Officer
Date:    November 14, 1996