Form 10QSB
period 1996-12-31
DRUG SCREENING SYSTEMS INC
filed 1997-02-20
CIK 828747

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT UNDER SECTION 3 or 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

         for the six month period ended December 31, 1996; or


[ ]      TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE
                                  EXCHANGE ACT

   for the transition period from ______________________to____________________

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

On December 31, 1996, there were 4,246,017 shares of the issuer's Common Stock, $0.01 par value, outstanding.

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

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements.

The accompanying unaudited condensed financial statements of Drug Screening Systems, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310 of Regulation S-B of the Securities and Exchange Commission. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997 ("Fiscal 1997"). The accompanying condensed financial statements and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-KSB ("Annual Report") for the year ended June 30, 1996 ("Fiscal 1996").



                                                                          Page
                                                                          ----
Index to Financial Statements
-----------------------------

Balance Sheets at December 31, 1996 (unaudited) and June 30, 1996           4

Statements of Operations and Accumulated Deficit (unaudited) for the
  three and six months ended December 31, 1996 and 1995                     5

Statements of Cash Flows (unaudited) for the six months ended
         December 31, 1996 and 1995                                         6

Notes to Financial Statements                                               7

DRUG SCREENING SYSTEMS, INC.
Balance Sheets, December 31, 1996 (unaudited) and June 30, 1996

                                                                                     December 31,        June 30,
                                                                                         1996              1996
                                                                                         ----              ----
Assets
Current Assets:
  Cash                                                                                  $   74,453        $   91,807
  Accounts receivable, net of allowance of $50,000                                          99,276           222,262
  Inventory                                                                                347,529           445,229
  Prepaid expenses and other                                                               107,596            63,120
                                                                                     --------------    --------------
Total Current Assets                                                                       628,854           822,418

Equipment and improvements, net                                                            268,096           283,726

Other Assets:
  Deposits                                                                                  12,104            12,104
  Patents                                                                                   25,042            25,792
                                                                                     --------------    --------------
Total Assets                                                                            $  934,096       $ 1,144,040
                                                                                     ==============    ==============


Liabilities and Stockholders' Equity
Current Liabilities:
  Current maturities of long-term debt and capital leases                               $  207,273        $  109,117
  Accounts payable and accrued expenses                                                    349,190           348,116
  Customer advances and prepayments                                                         17,000            17,000
                                                                                     --------------    --------------
Total Current Liabilities                                                                  573,463           474,233

Long term debt                                                                             -                 -

Commitments and contingencies                                                              -                 -

Stockholders' Equity:
  Class "A" preferred stock, $0.01 per value; 2,000 shares authorized; none issued         -                 -
  Common stock, $0.01 par value;  20,000,000 shares  authorized;  4,246,017 shares
  at September 30, 1996 and June 30, 1996 issued and outstanding                            42,460            42,460
  Additional paid-in-capital                                                            15,070,555        15,070,555
  Accumulated deficit                                                                  (14,752,382)      (14,443,208)
                                                                                     --------------    --------------
Total Stockholders' Equity                                                                 360,633           669,807
                                                                                     --------------    --------------

Total Liabilities and Stockholders' Equity                                              $  934,096       $ 1,144,040
                                                                                     ==============    ==============



See notes to financial statements

DRUG SCREENING SYSTEMS, INC
 Statements of Operations and Accumulated Deficit (unaudited) For the three and six-month periods ended December 31, 1996 and 1995

                                                         Three Months Ended                       Six Months Ended
                                                            December 31,                            December 31,
                                                     1996                 1995                 1996             1995
                                                     ----                 ----                 ----             ----
 Revenues                                        $      513,046       $      469,060       $   1,108,662     $   1,000,218
 Cost of sales                                          281,707              222,383             629,395           394,317
                                                ----------------     ----------------     ---------------  ----------------

 Gross profit                                           231,339              246,677             479,267           605,901

 Operating expenses:
   Research and development                              95,201               86,054             193,569           171,906
   Selling, general and administrative                  283,343              302,095             594,876           600,078
                                                ----------------     ----------------     ---------------  ----------------
                                                        378,544              388,149             788,445           771,984
                                                ----------------     ----------------     ---------------  ----------------
 Loss from operations

                                                       (147,205)            (141,472)           (309,178)         (166,083)
 Interest income                                                                 543                   4             1,700
                                                ----------------     ----------------     ---------------  ----------------

 Net loss                                              (147,205)            (140,929)           (309,174)         (164,383)

 Accumulated deficit - beginning of period          (14,605,177)         (14,014,874)        (14,443,208)      (13,991,420)
                                                ----------------     ----------------     ---------------  ----------------
 Accumulated deficit - end of period             $  (14,752,382)      $  (14,155,803)      $ (14,752,382)   $  (14,155,803)
                                                ================     ================     ===============  ================

 Net loss per share                              $        (0.03)      $        (0.06)      $       (0.07)   $        (0.07)
                                                ================     ================     ===============  ================

 Weighted average number of shares
   outstanding                                        4,246,017            2,446,017           4,246,017         2,446,017
                                                ================     ================     ===============  ================


 See notes to financial statements

DRUG SCREENING SYSTEMS, INC.
Statement of Cash Flows for the Six Months (unaudited)
Ended December 31, 1996 and 1995

                                                                                  Six Months ended December 31,
                                                                                  ----------------------------
                                                                                  1996                    1995
                                                                                  ----                    ----
Cash flows from operating activities:
      Net loss                                                                 $  (309,174)            $   (164,383)
      Adjustments to reconcile net loss to net cash used
           Depreciation and amortization                                            33,738                   44,309
           Loss on sale of equipment held for sale
           Decrease (increase) in assets:
                Accounts receivable                                                122,986                   (9,446)
                Inventory                                                           97,700                 (105,527)
                Prepaid expenses and other                                         (44,476)                  27,760
           Increase (decrease) in liabilities
                Accounts payable and accrued expenses                                1,074                    1,467
                Other current liabilities                                                                   (46,523)
                                                                              -------------           --------------
Net cash used in operating activities                                              (98,152)                (252,343)

Cash flows from investing activities:
      Proceeds from sale of equipment held for sale, net of expenses                                              -
      Expenditures for equipment and improvements                                  (17,358)                  (2,488)
      Recovery of deposits                                                                                      525
                                                                              -------------           --------------
Net cash provided by investing activities                                          (17,358)                  (1,963)

Cash flows used in financing activities:
      Net proceeds from sale of common stock                                                                100,000
      Proceeds from non-bank financing                                             210,258                   10,157
      Principal payments on debt and capital leases                               (112,102)                 (83,648)
                                                                              -------------           --------------
                                                                                    98,156                   26,509
                                                                              -------------           --------------
Net increase in cash and cash equivalents                                          (17,354)                (227,797)

Cash and cash equivalents:
      Beginning of period                                                           91,807                  305,108
                                                                              -------------           --------------
      End of period                                                            $    74,453             $     77,311
                                                                              =============           ==============


Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                                 $     1,361             $        778
                                                                              =============           ==============


See notes to financial statements

DRUG SCREENING SYSTEMS, INC.
Notes to Financial Statements
For the Six Months Ended December 31, 1996 and 1995

A.   Basis of Presentation

Since its inception, except for two quarters in Fiscal 1995, the Company has sustained recurring losses from operations. The Company has financed its operations and research and development program primarily through proceeds received from its initial public offering in May 1988 and subsequent securities offerings.

The Board of Directors is exploring various financing options, including a possible sale or merger. The Company received $165,000 through issuance of demand notes payable to a Board Member and one other insider. If operations are maintained at the levels currently expected, the cash raised by this private placement and cash generated by operations will not be sufficient to meet the Company's cash needs for the balance of Fiscal 1997. A member of the Board of Directors has committed to furnish sufficient additional funding to determine if a strategic partner can be found. There is, however, no assurance that such a partner can be found. Should the acquisition discussions not be successful in the near future, the Company will undergo additional cuts in upper management and marketing which will make the Company cash flow positive for the next 12 months. Some management functions will be performed by part time consultants.

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

B. Revenue Recognition

The Company recognizes revenues at the time Product is shipped. The Company has an arrangement with a customer whereby title and risk of loss transfers to the customer upon transfer of Product from the Company's finished goods inventory into a segregated refrigeration unit on the Company's premises and, accordingly, the Company recognizes revenue at the time such Product is transferred. Sales under the arrangement totaled $470,024 during the first six months of Fiscal 1997 and $534,451 during the first six months of Fiscal 1996, of which $660,000 was in the refrigerated storage unit at December 31, 1996 and June 30, 1996, respectively.


C.   Inventory

Inventory at December 31, 1996 and June 30, 1996 consisted of the following:

                                            December 31          June 30
                                            -----------          -------

Raw Materials                                $ 195,681          $ 262,858
Work-in-process                                 92,253            134,911
Finished Goods                                  59,595             47,460
                                             ---------          ---------
    Total                                    $ 347,529          $ 445,209
                                             =========          =========


D.   Equipment and Improvements

Equipment and Improvements at December 31, 1996 and June 30, 1996, which were recorded at cost, consisted of the following:

                                                    December 31        June 30
                                                    -----------        -------

Furniture and fixtures                               $  59,746       $  59,746
Leasehold improvement                                  176,299         176,299
Machinery and equipment                                683,061         666,259
                                                     ---------       ---------
                                                       919,106         902,304
Less accumulated depreciation and amortization         651,010         618,578
                                                     ---------       ---------
                                                     $ 268,096       $ 283,726
                                                     =========       =========


E.   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 1996 and June 30, 1996 consisted of the following:

                                                    December 31        June 30
                                                    -----------        -------

Accounts payable - trade                             $ 269,703        $ 257,878
Accrued payroll and related expenses                    45,463           46,728
Other                                                   34,024           43,510
                                                     ---------        ---------
                                                     $ 349,190        $ 348,116
                                                     =========        =========

F.   Income Taxes

The tax effects of significant items comprising the Company's net deferred taxes as of December 31, 1996 were as follows:

Deferred Tax Assets:
  Property                                            $      44,000
  Allowance for doubtful accounts                            20,000
  Vacation accrual                                            4,000
  Operating loss carryforwards                            6,330,000
  Valuation allowance                                    (6,398,000)
                                                      -------------
                                                      $         -
                                                      =============

The change in the valuation allowance was an increase of approximately $230,000 during the six months ended December 31, 1996.

There was no provision for current income taxes for either the first six months of Fiscal 1997 or 1996 .





Item 2. Management's Discussion and Analysis or Plan of Operation.

The following discussion and analysis for the three and six months ended December 31, 1996 and 1995 should be read in conjunction with the Financial Statements included in Item 1 of this report.

Results of Operations - Six Months Ended December 31, 1996 Versus 1995

Revenues - The Company's revenues from sales were $1,108,662 and $1,000,218 in the first six months of Fiscal 1997 and 1996, respectively. This increase of $108,444 (11%) resulted from increased sales to Allegiance Healthcare and the Commonwealth of Pennsylvania of approximately $200,000 offset be a decrease in sales to Borg Warner of approximately $65,000. Sales to other customers were down slightly compared to the six months ended December 31, 1996.

The Company's gross profit of $479,267 for the first six months of Fiscal 1997 amounted to 61% of its operation expenses as compared with $605,901 and 78%, respectively, in the first six months of Fiscal 1996. At the gross profit percentage for the first six months of Fiscal 1997, the Company would have had to generate approximately $1,824,000 in sales to cover such operating expenses as compared with $1,274,000 in the first six months of Fiscal 1996.

Cost of sales and gross profit - The Company's cost of sales for the first six months of Fiscal 1997 was $629,395 and its gross profit percentage was 43.2% as compared with $394,317 and 60.6, respectively for the comparable period in Fiscal 1996. This decrease in the gross profit as a percent of sales resulted primarily from sales to lower margin customers and lower manufacturing yields caused by the enactment of more stringent quality control standards.

Operating expenses - Operating expenses of $788,445 for the six months ended December 31, 1997 increased $ 16,461 from $ 771,984 for the comparable period in Fiscal 1996. This increase resulted principally from increased expenses related to the Allegiance Healthcare product launch and normal inflation offset by second quarter cost cutting.

Net loss - The Company had a net loss of $309,174 for the first six months of Fiscal 1997. This was a increase of $144,791 from the loss of $164,383 for the first six months of Fiscal 1996. The increase in the net loss was primarily attributable to the lower manufacturing yields and the lower gross margin percentage.

Results of Operations - Three Months Ended December 31, 1996 Versus 1995

Revenues - The Company's revenues from sales were $513,046 and $469,060 in the second quarter of Fiscal 1997 and 1996, respectively. This increase of $43,986 (9%) resulted from increased sales to Allegiance Healthcare and the Commonwealth of Pennsylvania of approximately $100,000 offset be a decrease in sales to Borg Warner of approximately $18,000. Sales to all other customers were down slightly compared to the second quarter of Fiscal 1996.

The Company's gross profit of $231,339 for the second quarter of Fiscal 1997 amounted to 61% of its operating expenses as compared with $246,677 and 63%, respectively, in the second quarter of Fiscal 1996. At the gross profit percentage for the second quarter of Fiscal 1997, the Company would have had to generate approximately $840,000 in sales to cover such operating expenses as compared to $738,000 in the second quarter of Fiscal 1996.

Cost of sales and gross profit - The Company's cost of sales for the second quarter of Fiscal 1997 was $281,707 and its gross profit percentage was 45.1 % as compared with $222,283 and 52.6%, respectively for the comparable period in Fiscal 1996. This gross profit percentage declined due to lower yields caused by more stringent quality control standards. The gross profit increased from the quarter ended September 30, 1996 as manufacturing procedures improved to meet the new standards.

Operating expenses - Operating expenses of $378,544 for the quarter ended December 31, 1996 decreased $ 9,605 from $388,149 for comparable period in Fiscal 1996. This reduction is due to cost cutting measures taken in the middle of the quarter offset by normal inflationary increases.

Net loss - The Company had a net loss of $147,205 for the second quarter of Fiscal 1997. This was a increase of $ 6,276 from the loss of $140,929 for the second quarter of Fiscal 1996. The increase in the net loss was primarily attributable to the lower gross profit, offset by the cost reductions.

Liquidity and Capital Resources

The Company had working capital at December 31, 1996 of $55,391 as compared to $ 348,185 at June 30, 1996. At December 31, 1996, the Company had the availability of $ 74,453 of cash as compared to $91,807 at June 30, 1996. The changes in the working capital and cash between June 30 and December 31, 1996 were primarily attributable to the net loss for the six months ended December 31, 1996, offset by the issuance of demand notes during the period. See the statement of Cash Flows in Item 1 of this Report.

Accounts receivable decreased to $99,276 from $222,262 at December 31 and June 30, 1996, respectively. This decrease is due to the collection of a major receivable from the Commonwealth of Pennsylvania for a one-time bid.

Inventory dereased by $ 99,700 to $347,529 at December 31, 1996 from $445,229 at June 30, 1996. This decrease is due to managements decision to reduce inventory levels to service our current level of business rather than the higher level originally anticipated from Allegiance Healthcare.

Current liabilities increased $ 99,230 to $573,463 at December 31, 1996 from $474,233 at June 30, 1996. This increase resulted primarily from the issuance of demand notes discussed below.

As of December 31, 1996, the Company had shareholders' equity of $360,633. This decrease of $ 309,174 from $669,807 at June 30, 1996 resulted from the net loss for the six months ended December 31, 1996.

Net cash used in operating activities was $98,152. This was primarily due to the net loss for the six months ended December 31, 1996. Net cash used in investing activities was $ 17,358 and resulted primarily from the purchase of capital equipment. Cash received in financing activities was $ 98,156 which was the result of the issuance of demand notes described below, offset by principal payments on non-bank financing.

The Company raised $165,000 during the six months ended December 31, 1997 through the issuance of demand notes to a member of the Board and another Beneficial Owner. If operations are maintained at the levels currently expected, the cash raised by these demand notes and cash generated by such operations will not be sufficient, in management's opinion, to meet the Company's cash needs for the balance of Fiscal 1997. However, a member of the Board of Directors has committed to furnish additional funding to determine if there is a potential buyer for the Company. There is, however, no assurance that this can be achieved.


As previously announced, the Company is actively seeking a strategic partner. Currently talks are ongoing with five potential acquirers, however to date there have been no agreements reached in these negotiations. There can be no assurance that negotiations will be completed successfully.

Unless the Company can (1) obtain capital contributions or financing as may be required to fulfill its development and marketing activities, (2) achieve a level of sales adequate to support the Company's cost structure and (3) ultimately operates profitably for more than two quarters, the Company will be unable to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                           PART II - OTHER INFORMATION


Item 1. Legal Proceeding

None


Item 2. Changes in Securities

None




Item 3. Defaults Upon Senior Securities

During the six months ended December 31, 1996, there has been no defaults upon senior securities


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




                                       DRUG SCREENING SYSTEMS, INC.



                                       /s/ Patrick J. Brennan
                                       ---------------------------------------
                                       Patrick J. Brennan, Vice President and
                                       Chief Financial Officer
Date: February 15, 1997