Form 10KSB/A
period 1996-06-30
DRUG SCREENING SYSTEMS INC
filed 1997-03-27
CIK 828747

                    U. S. Securities and Exchange Commission
                              Washington, DC 20549

                                  Form 10-K SB/A

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 (FEE REQUIRED)

                     For the fiscal year ended June 30, 1996

                         Commission file number 0-17293

                          DRUG SCREENING SYSTEMS, INC.
                  -------------------------------------------
                 (Name of small business issuer in its charter)

         Pennsylvania                                      22-2795073
         ------------                                      ----------
  (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                        Identification No.)

 604 VPR Commerce Center, 1001 Lower Landing Road, Blackwood, NJ 08012
 ---------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

                    Issuer's telephone number (609) 228-8500

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------
                                      None

                           DRUG SCREENINGSYSTEMS, INC.
                                 FORM 10-K SB/A
                         Fiscal Year Ended June 30, 1996

                                TABLE OF CONTENTS
                                -----------------

                                                                                                Page
                                                                                                ----
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

Governmental Regulation
-----------------------

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

Patents
-------

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

Trademarks
----------

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

Research and Development
------------------------

The Company spent $392,698 and $361,978 on Company-sponsored research and development in Fiscal 1996 and Fiscal 1995, respectively. While the Company has two products under development, much of the research and development effort is in manufacturing support, and the Company can not commence any major projects with its current available resources.

Manufacturing, Assembly and Quality Control
-------------------------------------------

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

Raw Materials and Supplies
--------------------------

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

Employees
---------

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

Competition
-----------

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

Markets
-------

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

Marketing and Distribution
--------------------------

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

Seasonality
-----------

The business of the Company is not seasonal.

Backlog
-------

There was no backlog as of June 30, 1995, June 30, 1996 or as of the date of this Report.

Effect of Environmental Regulations
-----------------------------------

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

Insurance
---------

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

Government Contracts
--------------------

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

Market
------

The Common Stock was traded on the National Association of Securities Dealers, Inc. ("NASD") Automated Quotation ("NASDAQ") System until July 25, 1994. The following table sets forth, for the periods indicated, the quarterly range of the high and low bid prices of the Common Stock as reported by the NASD in the NASDAQ System through July 25, 1994 and in the OTC Bulletin Board thereafter.

                                   Bid Prices(1)

Fiscal 1996 Quarter Ended                   Low                        High

September 30, 1995                        $ 0.37                      $ 0.81
December 31, 1995                           0.14                         .37
March 31, 1996                              0.19                        1.50
June 30, 1996                                .69                        1.56

Fiscal 1995 Quarter Ended                   Low                        High

September 30, 1994                        $ 0.37                      $ 2.25
December 31, 1994                           0.37                        1.62
March 31, 1995                              0.44                        1.00
June 30, 1995                                .37                        0.87


(1) The foregoing quotations reflect inter-dealers prices, without mark-up, mark-down or commissions, and may not represent actual transactions.

The high bid and low asked price of the Common Stock as reported by the NASD in the OTC Bulletin Board on September 13, 1996 were $ 0.50 and $0.25 per share, respectively.

NASDAQ Status
-------------

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

Holders
-------

The number of holders of record of the Common Stock at September 13, 1996 was
289. Management of the Company is of the opinion that, based on the number of copies of proxy statements requested by brokers, banks and other record holders for beneficial owners in connection with the November 14, 1995 Annual Meeting of Shareholders, there are over 3,000 beneficial owners.

Dividends
---------

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

Results of Operations
---------------------

Fiscal 1995 versus Fiscal 1996
------------------------------

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

Fiscal 1994 versus Fiscal 1995
------------------------------

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


Inflation
---------

Inflation has not had a material impact on the Company's operations during Fiscal 1995 and 1994.

New Accounting Pronouncements
-----------------------------

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

In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). This statement established accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 requires that long-lived assets to be held and used by the Company be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment is recognized to the extent that the sum of undiscounted estimated future cash flows expected to result from the assets used is less than the carrying value. the Company intends to adopt this Standard during the First Quarter of Fiscal Year 1997.

The adoption of this standard is not expected to have a material effect on the Company's financial position or results of operations. The recognition and measurement of impairment losses for long-lived assets under the new standard is consistent with the Company's past practices.

Outlook for Fiscal 1997
-----------------------

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

Liquidity and Capital Resources
-------------------------------

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

Equipment and improvements, net, decreased by $278,474 to $283,726 at June 30, 1996 from $562,200 at June 30, 1995. This decrease is due to depreciation, the impairment writedown of approximately $212,000 and sale of certain equipment, offset by only minor capital additions. The Company has no current commitments to purchase additional equipment and improvements. During Fiscal 1994, the Company completed the redesign of the product housing to a modular form and acquired an automated assembly machine for the new product design. The automation system, as received, failed to meet the design requirements for performance and underwent significant redesign and debugging by the manufacturer. During the fourth quarter of Fiscal 1995, the Equipment passed preliminary acceptance tests. As of June 30, 1996 the Company has yet to find a market for the new format and has received quotes to re-tool the machine to produce the current format. The Company is not financially able to afford the re-tooling at this time. Due to the inability to utilize the assembly maching the Company has lowered its estimate of the recoverability and has written the machine down by approximately $212,000. To determine the fair value of the automation system, the Company projected the present value of projected future cash flows using a 12% discount rate. Included in the line item "Machinery and equipment" on the Balance Sheet at June 30, 1996, is the idle automated assembly machine which has been written down to a book value of approximately $206,000.

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

SUBSEQUENT TO YEAR END, THE BOARD ORDERED ANOTHER REDUCTION IN HEADCOUNT TO REDUCE THE CASH BURN. THIS REDUCTION DID NOT GET THE COMPANY TO BREAK-EVEN. IN ADDITION, THE BOARD IS KEEPING THE COMPANY SOLVENT IN THE FORM OF LOANS WHILE PURSUING ACQUISITION DISCUSSIONS WITH A NUMBER OF POTENTIAL CANDIDATES. THE COMPANY CAN STILL NOT SURVIVE WITHOUT THE CONTINUED FUNDING FROM CERTAIN MEMBERS OF THE BOARD. SHOULD THE ACQUISITION DISCUSSIONS NOT BE SUCCESSFUL IN THE NEAR FUTURE, THE COMPANY WILL UNDERGO ANOTHER CUT WHICH WOULD MAKE IT TEMPORARILY BREAK-EVEN ON A CASH FLOW BASIS. A MEMBER OF THE BOARD HAS COMMITTED TO FUND ANY SHORTFALLS IN THE REDUCED COMPANY FOR THE REMAINDER OF THE TWELVE MONTHS PERIOD FOLLOWING OUR LATEST ANNUAL REPORT DATE.

UNLESS THE COMPANY CAN (1) OBTAIN CAPITAL CONTRIBUTIONS OR FINANCING AS MAY BE REQUIRED TO FULFILL ITS DEVELOPMENT AND MARKETING ACTIVITIES, (2) ACHIEVE A LEVEL OF SALES ADEQUATE TO SUPPORT THE COMPANY'S COST STRUCTURE AND (3) ULTIMATELY OPERATE PROFITABLY, THE COMPANY WILL BE UNABLE TO CONTINUE AS A GOING CONCERN. THERE IS NO GUARANTEE THAT THE COMPANY CAN ACHIEVE ANY OF THESE THREE OBJECTIVES DURING FISCAL 1998.

Commitments
-----------

There were no material commitments for capital expenditures at June 30, 1996.


Governmental Regulation
-----------------------

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




ITEM 7   Financial Statements

Index to Financial Statements
-----------------------------
                                                                                                 Page
                                                                                                 ----
Independent Auditors' Report                                                                      19

Balance Sheets as of June 30, 1996 and 1995                                                       20

Statements of Operations for the years ended June 30, 1996 and 1995                               21

Statements of Changes in Stockholders' Equity for the
         years ended June 30, 1996 and1995                                                        22

Statements of Cash Flows for the years ended June 30, 1996 and 1995                               23

Notes to Financial Statements                                                                     24

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


/s/ DELOITTE & TOUCHE LLP
   -----------------------

DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
July 31, 1996

DRUG SCREENING SYSTEMS, INC.
 Balance Sheets, June 30, 1996 and 1995


                                                                                       1996              1995
                                                                                       ----              ----
 Assets
 Current Assets:
   Cash                                                                         $                  $
                                                                                      91,807           305,108
   Accounts receivable, net of allowance of $50,000 at June 30, 1996 and $100,000 at June 30, 1995
                                                                                     222,262           124,975
   Inventory
                                                                                     445,229           379,336
   Prepaid expenses and other
                                                                                      63,120            63,312
                                                                                ------------       -----------
 Total Current Assets
                                                                                     822,418           872,731

 Equipment and improvements, net
                                                                                     283,726           562,200

 Other Assets:
   Deposits
                                                                                      12,104             9,397
   Patents
                                                                                      25,792            27,292
                                                                                ------------       -----------
 Total Assets                                                                   $                  $
                                                                                   1,144,040         1,471,620
                                                                                ============       ===========



 Liabilities and Stockholders' Equity
 Current Liabilities:
   Current maturities of long-term debt and capital leases                      $                  $
                                                                                     109,117           163,927
   Accounts payable and accrued expenses
                                                                                     348,116           545,825
   Customer advances and prepayments
                                                                                      17,000            63,523
                                                                                ------------       -----------
      Total Current  Liabilities
                                                                                     474,233           773,275

   Long term debt
                                                                                           -            26,750

 Commitments and contingencies

 Stockholders' Equity
   Class "A" preferred stock, $0,01 par value; 2,000
      shares authorized; none issued
                                                                                           -                 -
   Common stock, $0.01 par value; 20,000,000 shares authorized; 4,246,017 shares at June 30, 1996 and
       2,446,017shares at June 30, 1995 issued and outstanding
                                                                                      42,460            24,460
   Additional paid-in-capital
                                                                                  15,070,555        14,638,555
   Accumulated deficit
                                                                                 (14,443,208)      (13,991,420
                                                                                ------------       -----------
      Total Stockholders' Equity
                                                                                     669,807           671,595
                                                                                ------------       -----------

 Total Liabilities and Stockholders' Equity                                     $                  $
                                                                                   1,144,040         1,471,620
                                                                                ============       ===========


 See notes to financial statements

 DRUG SCREENING SYSTEMS, INC.
 Statements of Operations for the Years Ended June 30, 1996 and 1995



                                                      1996             1995
                                                      ----             ----

 Revenues                                         $2,172,310       $2,705,051
 Cost of sales                                     1,071,962        1,317,549
                                                  ----------       ----------

 Gross profit                                      1,100,348        1,387,502

 Operating expenses:
   Research and development                          392,698          361,978
   Selling, general and administrative             1,163,737        1,326,309
                                                  ----------       ----------
                                                   1,556,435        1,688,287
                                                  ----------       ----------
 Loss from operations                              (456,087)         (300,785)

 Interest income
                                                       4,299            5,429
                                                  ----------       ----------

 Net loss                                         $ (451,788)      $ (295,356)
                                                  ==========       ==========

 Net loss per share                               $                $
                                                       (0.15)           (0.14)
                                                  ==========       ==========

 Weighted average number of shares
   outstanding                                     3,096,000        2,168,000
                                                  ==========       ==========



 See notes to financial statements

DRUG SCREENING SYSTEMS, INC.
Statements of Changes in Stockholders' Equity (Deficiency)
For the Years Ended June 30, 1996 and 1995

                                                              Additional
                                          Common Stock         Paid-in     Accumulated     Receivable
                                       Shares      Amount      Capital       Deficit      from Director     Total
                                       ------      ------      -------       -------      -------------     -----
Balance, June 30, 1994                1,696,017  $ 16,960     $14,271,055  $(13,696,064)    $(70,456)    $ 521,495


Sale of common stock through a
  private offering
                                        750,000     7,500         367,500                                  375,000
Elimination of receivable from
director                                                                                      70,456        70,456
Net loss
                                                                               (295,356)                  (295,356)
                                     ------------------------------------------------------------------------------

 Balance, June 30, 1995
                                      2,446,017    24,460      14,638,555   (13,991,420)             -     671,595

Sale of common stock through a
  private offering                    1,800,000    18,000         432,000                                $ 450,000

Net loss                                                                   $   (451,788)                 $(451,788)

                                     ------------------------------------------------------------------------------

 Balance, June 30, 1996               4,246,017  $ 42,460     $15,070,555  $(14,443,208)    $        -   $ 669,807
                                     ==============================================================================


See notes to financial  statements

DRUG SCREENING SYSTEMS, INC.
Statements of Cash Flows for the Years Ended June 30, 1996 and 1995


                                                                                    1996                       1995
                                                                                    ----                       ----
Cash flows from operating activities:
      Net loss                                                                   $(451,788)                 $(295,356)
      Adjustments to reconcile net loss to net cash used
           Depreciation and amortization
                                                                                    89,620                    126,400
           Impairment of capital equipment                                         212,050
           Gain on sale of equipment                                                (2,800)                    (5,861)
           Decrease (increase) in assets:                                                                           -
                Accounts receivable                                                (97,287)                    72,576
                Inventory                                                          (65,893)                  (112,213)
                Prepaid expenses and other                                             192                    (41,998)
           Increase (decrease) in liabilities:
                Accounts payable and accrued expenses                             (197,709)                   (58,919)
                Customer prepayments and advances                                  (46,523)                  (189,477)
                                                                                 ---------                  ---------
Net cash used in operating activities                                             (560,138)                  (504,848)

Cash flows from investing activities:
      Proceeds from sale of equipment net of expenses                                2,800                     33,723
      Expenditures for equipment and improvements                                  (21,696)                   (36,709)
      Recovery of deposits                                                          (2,707)                      (263)
                                                                                 ---------                  ---------
Net cash used in investing activities                                              (21,603)                    (3,249)
Cash flows from financing activities:
      Net proceeds from issuance of common stock                                   450,000                    375,000
      Proceeds from non-bank financing                                              95,150                    227,994
      Principal payments on debt and capital leases                               (176,710)                   (70,564)
                                                                                 ---------                  ---------
Net cash provided by financing activities                                          368,440                    532,430
                                                                                 ---------                  ---------
Net increase (decrease) in cash and cash equivalents                              (213,301)                    24,333

Cash and cash equivalents:
      Beginning of period                                                          305,108                    280,775
                                                                                 ---------                  ---------
      End of period                                                              $  91,807                  $ 305,108
                                                                                 =========                  =========

Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                                   $   2,058                  $   1,435
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

SUBSEQUENT TO YEAR END, THE BOARD ORDERED ANOTHER REDUCTION IN HEADCOUNT TO REDUCE THE CASH BURN. THIS REDUCTION DID NOT GET THE COMPANY TO BREAK-EVEN. IN ADDITION, THE BOARD IS KEEPING THE COMPANY SOLVENT IN THE FORM OF LOANS WHILE PURSUING ACQUISITION DISCUSSIONS WITH A NUMBER OF POTENTIAL CANDIDATES. THE COMPANY CAN STILL NOT SURVIVE WITHOUT THE CONTINUED FUNDING FROM CERTAIN MEMBERS OF THE BOARD. SHOULD THE ACQUISITION DISCUSSIONS NOT BE SUCCESSFUL IN THE NEAR FUTURE, THE COMPANY WILL UNDERGO ANOTHER CUT WHICH WOULD MAKE IT TEMPORARILY BREAK-EVEN ON A CASH FLOW BASIS. A MEMBER OF THE BOARD HAS COMMITTED TO FUND ANY SHORTFALLS IN THE REDUCED COMPANY FOR THE REMAINDER OF THE TWELVE MONTHS PERIOD FOLLOWING OUR LATEST ANNUAL REPORT DATE.

UNLESS THE COMPANY CAN (1) OBTAIN CAPITAL CONTRIBUTIONS OR FINANCING AS MAY BE REQUIRED TO FULFILL ITS DEVELOPMENT AND MARKETING ACTIVITIES, (2) ACHIEVE A LEVEL OF SALES ADEQUATE TO SUPPORT THE COMPANY'S COST STRUCTURE AND (3) ULTIMATELY OPERATE PROFITABLY, THE COMPANY WILL BE UNABLE TO CONTINUE AS A GOING CONCERN. THERE IS NO GUARANTEE THAT THE COMPANY CAN ACHIEVE ANY OF THESE THREE OBJECTIVES DURING FISCAL 1998.


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

Asset Impairment - In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). This statement established accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 requires that long-lived assets to be held and used by the Company be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment is recognized to the extent that the sum of undiscounted estimated future cash flows expected to result from the assets used is less than the carrying value. the Company intends to adopt this Standard during the First Quarter of Fiscal Year 1997. The adoption of this standard is not expected to have a material effect on the Company's financial position or results of operations. The recognition and measurement of impairment losses for long-lived assets under the new standard is consistent with the Company's past practices.

Assets are reviewed for impairment when a specific event indicates that the carrying value of an asset may not be recoverable and on an annual basis in conjunction with the preparation of the annual report. Recoverability is assessed based on estimates of future cash flows expected to result from the use and eventual disposition of the asset. If the sum of expected undiscounted cash flows is less than the carrying value of the asset, an impairment loss is recognized. The impairment loss is measured as the amount by which the carrying amount of the asset exceeds its estimated fair value.

C        INVENTORY

Inventory at June 30, 1996 and 1995 consisted of the following:

                                                                              1996                   1995
                                                                              ----                   ----

                Raw Materials                                                $ 262,858              $ 207,031
                Work-in-process                                                134,911                132,739
                Finished goods                                                  47,460                 39,566
                                                                          =============          =============
                                         Total                               $ 445,229              $ 379,336
                                                                          =============          =============

D        EQUIPMENT AND IMPROVEMENTS

Equipment and improvements at June 30, 1996 and 1995, which are recorded at cost, consisted of the following:


                                                                 1996                1995
                                                                 ----                ----

Furniture and fixtures                                       $     59,746       $    59,746
Leasehold improvements                                            176,299           176,299
Machinery and equipment                                           666,259           466,763
Construction in process                                                 -           418,958
                                                             ------------      ------------
                                                                  902,304         1,121,766
Less accumulated depreciation
     and amortization                                             618,578           559,566
                                                             ------------      ------------
                                                             $    283,726       $   562,200
                                                             ============      ============


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

 E       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at June 30, 1996 and 1995 consisted of the following:

                                                               1996           1995
                                                            ---------      ---------
Accounts payable - trade                                    $ 257,878      $ 268,759
Accrued payroll and related expenses                           46,728         51,212
Other                                                          43,510        225,854
                                                            ==========     ==========
                                                            $ 348,116      $ 545,825
                                                            ==========     ==========


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

All options and warrants have been issued with exercise prices equivalent to the market value of the Common Stock at the date of grant. As of June 30, 1996, options and warrants to purchase 2,998,204 shares of the Common Stock were currently exercisable. A summary of the Company's option and warrant activity for the years ended June 30, 1996 and 1995 follows. The following table reflects the anti-dilutive provisions of the options and warrants through August 31, 1996 and excludes the contingent warrants to purchase 225,000 shares of the Common Stock (see Note J).




                                 Warrants Issued    Warrants Issued                                                 Options
                                   in connection       to Directors          Warrants     Key Employees           issued to
                                            with       Officers and          issued to            Stock        Officers and
                                 Rights Offering          Employees       Other Parties     Option Plan           Employees
                                 ---------------          ---------       -------------     -----------           ---------

Outstanding July 1, 1994           1,921,993              317,613            851,137         10,346                324,646

Warrants granted                                                                                                   295,000
Warrants expired                                                            (466,734)                             (141,865)
---------------------------------------------------------------------------------------------------------------------------
Outstanding June 30, 1995          1,921,993              317,613            384,403         10,346                495,781

Options granted
Options expired                                                             (120,192)                             (189,008)
---------------------------------------------------------------------------------------------------------------------------
Outstanding June 30, 1996          1,921,993              218,441            264,211         10,346                306,773
===========================================================================================================================
Exercise price of
outstanding
options and warrants             $2.28-$2.46          $3.53-$7.80       $2.18-$12.50  $31.25-$70.63            $0.62-$8.61



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

I        INCOME TAXES AND NET OPERATING LOSS CARRYFORWARDS

The tax effects of significant items comprising the Company's net deferred taxes as of June 30, 1996 and 1995 were as follows:

                                                                        1996               1995
                                                                        ----               ----
Deferred tax assets:
  Property                                                           $     44,000       $     44,000
  Allowance for doubtful accounts                                          20,000             40,000
  Vacation  accrual                                                         4,000              8,000
Operating loss carryforwards                                            6,100,000          5,800,000
Valuation allowance                                                    (6,168,000)        (5,892,000)
                                                                    =============      =============
                                                                         -                  -
                                                                    =============      =============

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

                                    PART III

ITEM 9            Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act

Directors

As of September 13, 1996, the directors of the Company were:

                                                                                        Year First
                                                                                        Became a
                                                                                        Director
Name                                Age     Principal Occupation                        or Officer
----                                ---     --------------------                        ----------

John Pappajohn                      68      President of Equity Dynamics, Inc., a       1991
                                            financial consulting and venturecapital
                                            firm

Stephen C. Turner                   51      Chief Executive Officer of Oncor, Inc.,     1991
                                            a manufacturer of genetic medical
                                            diagnostics

Jeff  Davidowitz                    40      Private Investor                            1994

All directors hold office until the next Annual Meeting of Shareholders of the Company or until their successors have been duly elected and qualified. Each of the current directors was elected at the Annual Meeting of Shareholders on November 14, 1995.

Executive Officers
------------------

As of September 13, 1995, the executive officer of the Company was:

                                                                                        Year First
                                            Position with                               Became an
Name                                Age     the Company                                 Officer
----                                ---     -----------                                 -------

Joseph R. Shaya                     56      Acting President & CEO                        *

Patrick J. Brennan, CPA             52      Vice President, Chief Financial
                                            Officer and Secretary                       1994

Kenneth S. Carmenter                51      Vice President                              1991


* Joseph R. Shaya, a consultant to the Company since June 1, 1994, was hired by the Board to fulfill the duties of President and Chief Executive Officer, reporting directly to the Board, an officer is engaged to perform such duties as an employee.

Kenneth S. Carpenter served as a Vice President and was in charge of manufacturing throughout Fiscal 1995. Mr. Carpenter left the Company in July 1996 to pursue interests in the Southwestern United States.

Each executive officer of the Company will serve until the first meeting of the Board of Directors following the next Annual Meeting of Shareholders or until the Board otherwise directs.

Family Relationships
--------------------

There are no family relationships among any of the directors or executive officers of the Company.

Business History
----------------

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

Joseph R. Shaya was engaged as a consultant on June 1, 1994 to perform the role of Acting President and CEO. Mr. Shaya has had his own consulting business for the past seventeen years, and has served such clients as the Gallop Organization, Nynex Mobil, Century Telephone Enterprises, World Data, Nokea and others.

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

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

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


Summary Compensation Table
--------------------------
                                                                           Long-term
                                       Annual         Compensation        Compensation
      Name and                                            Other         Awards/Options        All Other
      Principal                                          Annual             SARS(4)         Compensation
      Position           Year         Salary          Compensation                                $
         (a)             (b)            (c)                (d)                (e)            Long-term
---------------------- --------- ------------------ ------------------ ------------------ ------------------
Patrick Byrne ,  (1)     1994              106,000               none               none               none
---------------------- --------- ------------------ ------------------ ------------------ ------------------
COO, VP  of
---------------------- --------- ------------------ ------------------ ------------------ ------------------
Sales & Mkt.
---------------------- --------- ------------------ ------------------ ------------------ ------------------
Gary Nacht, (2)          1994              121,600              2,590               none               none
---------------------- --------- ------------------ ------------------ ------------------ ------------------
Sr. VP, CFO  &
---------------------- --------- ------------------ ------------------ ------------------ ------------------
Secretary
---------------------- --------- ------------------ ------------------ ------------------ ------------------
Francis Pfeiffer, (3)    1994               92,508                554               none             13,500
---------------------- --------- ------------------ ------------------ ------------------ ------------------
Vice President
---------------------- --------- ------------------ ------------------ ------------------ ------------------
R & D
---------------------- --------- ------------------ ------------------ ------------------ ------------------
Joseph R. Shaya,         1994               15,000               none               none               none
---------------------- --------- ------------------ ------------------ ------------------ ------------------
Acting President
---------------------- --------- ------------------ ------------------ ------------------ ------------------
& CEO                    1995              180,000               none            125,000               none
---------------------- --------- ------------------ ------------------ ------------------ ------------------

---------------------- --------- ------------------ ------------------ ------------------ ------------------
                         1996              180,000               none               none               none
---------------------- --------- ------------------ ------------------ ------------------ ------------------

---------------------- --------- ------------------ ------------------ ------------------ ------------------
Patrick J. Brennan       1995               77,600               none             25,000               none
---------------------- --------- ------------------ ------------------ ------------------ ------------------
VP, CFO &
---------------------- --------- ------------------ ------------------ ------------------ ------------------
Secretary                1996              106,917               none               none               none
---------------------- --------- ------------------ ------------------ ------------------ ------------------


(1) Mr. Byrne joined the Company in March 1992 and was terminated on July 21, 1994.Under an agreement with Mr. Byrne, he received severance of approximately $52,000 paid bi-weekfrom the date of termination through April 28, 1995.

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

Aggregated Option/SAR Exercises during Fiscal 1996 and
------------------------------------------------------
Option/SAR Values at June 30, 1996
----------------------------------

                                                                                           Value ($) of
                                                                    Number (#) of          Unexercised
                                                                     Unexercised           in-the-Money
                               Shares                                Options/SARs          Options/SARs
                              Acquired              Value          at June 30,1996       at June 30,1996
                                 on               Realized           Exercisable/          Exercisable/
         Name                 Exercise               ($)          Unexerciseable (4)      Unexerciseable
          (a)                    (b)                 (c)                 (d)                   (e)
------------------------ -------------------- ------------------ --------------------- ---------------------
Joseph R. Shaya                 None                None              125,000/0                None
Acting President
& CEO (1)
------------------------ -------------------- ------------------ --------------------- ---------------------
Patrick J. Brennan,             None                None               25,000/0                None
VP, CFO &
Secretary (2)
------------------------ -------------------- ------------------ --------------------- ---------------------
Kenneth S. Carpenter            None                None               28,840/0                None
Vice President (3)
------------------------ -------------------- ------------------ --------------------- ---------------------

(1)      Mr.  Shaya joined the Company as a consultant on June 1, 1994

(2)      Mr. Brennan joined the Company on September 27, 1994.

(3)      Mr. Carpenter joined the Company on February 20, 1991.

(4)      These amounts reflect anti-dilution provisions of options.

Other Compensation
------------------

None.

Compensation of Directors
-------------------------

Directors of the Company receive no compensation for their services as directors.

Stock Option Plan of 1994
-------------------------

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

  Name of Optionee                  Position with Company                         Number  of Shares
  ----------------                  ---------------------                         ------  ---------

Granted July 29, 1994
Joseph Shaya                        Consultant                                          125,000
Robert G. Wallace                   Sales Consultant                                     50,000
Stephen C. Turner                   Director                                             25,000
Anthony Ian Newman                  Director                                             25,000
Jeff Davidowitz                     Director                                             25,000
Kenneth S. Carpenter                Vice President (resigned 7/26/96)                    10,000
Jeffrey M. Bachrach                 Consultant                                           10,000

Granted September 22, 1994
Patrick J. Brennan                  Vice President,Chief Financial
                                           Officer and Secretary                         25,000


ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

(a)      Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

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

                                    Number of Shares of
Name and Address of                     CommonStock                 Percent of
Beneficial Owner                    Beneficially Owned              Class(1)
----------------                    ------------------              --------

JohnPappajohn(2)                       1,719,342(3)                   35.3%
c/o Pappajohn Capital Resources
2116 Financial Center
Des Moines, Iowa 50309

James A. Gordon                          882,317(4)                   20.3
Edgewater Private Equity Fund L.P.
666 Grand Avenue, Suite 200
Des Moines, Iowa 50309

Jeff Davidowitz(2)                       410,000(5)                   9.6%
c/o JIBS Equities
Line and Grove Streets
PO Box 87  Nanticoke, PA  18634

William Davidowitz                       260,000                      6.1%
PO Box 87
Nanticoke, PA  18634

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


(b)      Security Ownership of Management
         --------------------------------

Set forth below is information with respect to shares of the Common Stockbeneficially owned as of August 31, 1996, based upon information obtained from the personsnamed below, by each director of the Company, by the sole executive officer whose compensation exceeded $100,000 in Fiscal 1996 and by all current directors and executive officers as a group:

Name and Address of                  Amount of Beneficial       Percent of
Beneficial Owner                           Ownership             Class(1)
-------------------                  --------------------       ----------

John Pappajohn(2)                        1,719,342(3)               35.3%
 c/oPappajohn Capital Resources
2116 Financial Center
Des Moines, Iowa  50309

Stephen C. Turner(2)                        26,000(4)                0.6%
c/o Oncor, Inc.
 209 Perry Parkway
Gaithersburg, MD  20877

Jeff Davidowitz(2)                         410,000(5)                9.6%
c/o JIBS Equities
Line and Grove Streets
PO Box 87
Nanticoke, PA  18634

Joseph R. Shaya                            125,000(6)                2.9%
c/o Drug Screening Systems, Inc.
P. O. Box 579
Blackwood, NJ 08012

Patrick J. Brennan, CPA                     25,000(5)                0.6%
c/o Drug Screening Systems, Inc.
P. O. Box 579
Blackwood, NJ 08012

All Executive Officers and
Directors as a Group (5 persons)           2,350,052                41.0%

(1)     See Note (1) to the first table in this Item 11 to this Report.

(2)     See Note (2) to the firsttable in this Item 11 to this Report.

(3)     See Note (3) to the first table in this Item 11 to thisReport.

(4)     See Note (4) to the first table in this Item 11 to this Report.

(5) Reflects 25,000 shares issuable upon exercise of an option expiring August 9, 1999.

(6) Reflects 125,000 shares issuable upon exercise of an option expiring August 9, 1999.




ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Pappajohn is the major shareholder and a Member of the Board of Directors of Drug Screening Systems, Inc. Mr. Pappajohn has purchased stock in the private placements and has recently loaned funds to the Company to keep the Company solvent. Mr. Pappajohn has no other dealings with the Company.

Mr. Shaya was hired as a consultant to the Company to perform the duties of Acting President and CEO. Mr. Shaya's compensation for these services are described elsewhere in this document. Mr. Shaya has no other dealings with the Company.

                                     PART IV

ITEM 13  Exhibits, List and Reports on Form 8-K

(a)      Exhibits
         --------

The exhibits listed below which are marked with a footnote reference were filed with a prior registration statement filed under the Securities Act or in a periodic report filed under the Exchange Act and are incorporated herein by this reference. The exhibits listed below which are not marked with a footnote reference are filed with this Form 10-KSB.


Number            Exhibit
------            -------

3(a)              Copy of Articles of Incorporation of the small business issuer.  (1)

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

10(u)             Copy of Exclusive License and Distributorship Agreement dated April 21, 1994 between the Company and AccuScreen Labs, Inc.

10(u)(1)          Copy of Non-Exclusive Distribution Agreement dated November 11, 1993 between the
                  Company and AccuScreen Labs, Inc.

10(v)             Copy of Exclusive Distribution Agreement dated May 3, 1994 between the Company and Rimstar Trading Company.



(1)      Filed as an exhibit to the Company's Registration Statement on Form S-18, File
         No. 33-19770-NY.

(2)      Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March
         31, 1993.

(3)      Filed as an exhibit to the Company's Registration Statement on Form SB-2, File No. 33- 60176.

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

(b)      Reports on Form 8-K
         -------------------
None

                                       43

                                   SIGNATURES

In accordance with Sections 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          DRUG SCREENING SYSTEMS, INC.

                                By:     /s/ Joseph R. Shaya
                                        ----------------------
                                        Acting President & CEO

                                        /s/ Patrick J. Brennan
                                        --------------------------------------
                                        Vice President, Chief Financial Officer

Dated: September  26 ,1996

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                   Date
---------                           -----                   ----

/s/ John Pappajohn                  Director                September  26, 1996
-----------------------
John Pappajohn

/s/ Stephen C. Turner               Director                September  26, 1996
-----------------------
Stephen C. Turner

/s/ Jeff Davidowitz                 Director               September  26 , 1996
-----------------------
Jeff Davidowitz

/s/ Patrick J. Brennan             Vice President,Chief     September  26, 1996
-----------------------
Patrick J. Brennan                 Financial Officer and Secretary
                                   (Principal Financial and
                                   Accounting Officer)