Form 10QSB
period 1997-03-31
DRUG SCREENING SYSTEMS INC
filed 1997-05-15
CIK 828747

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]    QUARTERLY REPORT UNDER SECTION 3 or 15(d) OF THE
       SECURITIES AND EXCHANGE ACT OF 1934

       for the nine month period ended March 31, 1997; or


[ ]    TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE
       EXCHANGE ACT

for the transition period from ____________________ to ____________________

                         Commission file number 0-17293


                          DRUG SCREENING SYSTEMS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Pennsylvania                                            22-2795073
        --------------                                          ------------
   (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                            Identification No.)

     604 VPR Commerce Center, 1001 Lower Landing Road, Blackwood, N.J. 08012
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (609) 228-8500
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

On March 31, 1997, there were 4,246,017 shares of the issuer's Common Stock, $0.01 par value, outstanding.

                          DRUG SCREENING SYSTEMS, INC.

                                      INDEX


                                                                          Page
                                                                         ------
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

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements.

The accompanying unaudited condensed financial statements of Drug Screening Systems, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310 of Regulation S-B of the Securities and Exchange Commission. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997 ("Fiscal 1997"). The accompanying condensed financial statements and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-KSB ("Annual Report") for the year ended June 30, 1996 ("Fiscal 1996").



                                                                          Page
                                                                         ------
Index to Financial Statements


Balance Sheets at March 31, 1997 (unaudited) and June 30, 1996              4

Statements of Operations and Accumulated Deficit (unaudited) for the
  three and nine months ended March 31, 1997 and 1996                       5

Statement of Cash Flows (unaudited) for the nine months ended
         March 31, 1997 and 1996                                            6

Notes to Financial Statements                                               7

DRUG SCREENING SYSTEMS, INC.
 Balance Sheets, March 31, 1997 (unaudited), and  June 30, 1996

                                                                                      March 31,           June 30,
                                                                                        1997                1996
                                                                                     ----------          ---------
 Assets
 Current Assets:
   Cash                                                                              $      91,754       $      91,807
   Accounts receivable, net of allowance of $50,000                                        121,202             222,262
   Inventory                                                                               409,942             445,229
   Prepaid expenses and other                                                              108,604              63,120
                                                                                   ----------------    ----------------
 Total Current Assets                                                                      731,502             822,418

 Equipment and improvements, net                                                           253,245             283,726

 Other Assets:
   Deposits                                                                                  7,960              12,104
   Patents                                                                                  24,667              25,792
                                                                                   ----------------    ----------------
 Total Assets                                                                        $   1,017,374       $   1,144,040
                                                                                   ================    ================



 Liabilities and Stockholders' Equity
 Current Liabilities:
   Current maturities of long-term debt and capital leases                           $     389,299       $     109,117
   Accounts payable and accrued expenses                                                   327,381             348,116
   Customer advances and prepayments                                                                            17,000
                                                                                   ----------------    ----------------
      Total Current  Liabilities                                                           716,680             474,233

   Long term debt                                                                               --                  --


 Commitments and contingencies

 Stockholders' Equity
   Class "A" preferred stock, $0.01 par value; 2,000
      shares authorized; none issued                                                            --                  --
   Common stock, $0.01 par value; 20,000,000
      shares authorized; 4,246,017 shares at March 31,1997 and
      June 30, 1996 issued and outstanding                                                  42,460              42,460
   Additional paid-in-capital                                                           15,070,555          15,070,555
   Accumulated deficit                                                                 (14,812,321)        (14,443,208)
                                                                                   ----------------    ----------------
      Total Stockholders' Equity                                                           300,694             669,807
                                                                                   ----------------    ----------------

 Total Liabilities and Stockholders' Equity                                          $   1,017,374       $   1,144,040
                                                                                   ================    ================




 See notes to financial statements

                                       4

DRUG SCREENING SYSTEMS, INC.
 Statements of Operations and Accumulated Deficit (unaudited)
 For the three and nine month periods ended March 31, 1997 and 1996

                                                        Three Months Ended                       Nine Months Ended
                                                             March 31,                               March 31,
                                                       1997             1996                 1997               1996
                                                       ----             ----                 ----               ----
 Revenues                                       $    478,864       $    523,978         $  1,587,526        $  1,524,196
 Cost of sales                                       208,536            238,828              837,931             633,145
                                                ----------------   ----------------     ----------------  -----------------

 Gross profit                                        270,328            285,150              749,595             891,051

 Operating expenses:
   Research and development                           68,951            114,020              262,520             285,926
   Selling, general and administrative               261,316            271,365              856,192             871,444
                                                ----------------   ----------------     ----------------  -----------------
Total operating expenses                             330,267            385,385            1,118,712           1,157,370
                                                ----------------   ----------------     ----------------  -----------------
 Loss from operations                                (59,939)          (100,235)            (369,117)           (266,319)

 Interest income                                          --              1,444                    4               3,145
                                                ----------------   ----------------     ----------------  -----------------

 Net loss                                            (59,939)           (98,791)            (369,113)           (263,174)

 Accumulated deficit - beginning of period       (14,752,382)       (14,155,803)         (14,443,208)        (13,991,420)
                                                ----------------   ----------------     ----------------  -----------------
 Accumulated deficit - end of period            $(14,812,321)      $(14,254,594)        $(14,812,321)       $(14,254,594)
                                                ================   ================     ================  =================

 Net loss per share
                                                       (0.01)             (0.03)               (0.09)              (0.10)
                                                ================   ================     ================  =================

 Weighted average number of shares
   outstanding                                     4,246,000          3,246,000            4,246,000           2,713,000
                                                ================   ================     ================  =================







 See notes to financial statements

DRUG SCREENING SYSTEMS, INC.
Statement of Cash Flows for the Nine Months (unaudited)
Ended March 31, 1997 and 1996

                                                                                   Nine Months ended March 31,
                                                                                  -----------------------------
                                                                                   1997                   1996
                                                                                  ------                 ------
Cash flows from operating activities:
      Net loss                                                                  $(369,113)             $(263,174)
      Adjustments to reconcile net loss to net cash used
           Depreciation and amortization                                           48,964                 73,322
           Loss on sale of equipment held for sale
           Decrease (increase) in assets:
                Accounts receivable                                               101,060                 (8,035)
                Inventory                                                          35,287               (132,574)
                Prepaid expenses and other                                        (45,484)               (33,658)
           Increase (decrease) in liabilities
                Accounts payable and accrued expenses                             (20,735)                 4,702
                Other current liabilities                                         (17,000)               (46,523)
                                                                              -------------           --------------
Net cash used in operating activities                                            (267,021)              (405,940)

Cash flows from inventing activities:
      Proceeds from sale of equipment held for sale, net of expenses
      Expenditures for equipment and improvements                                 (17,358)               (20,176)
      Recovery (Payment) of deposits                                                4,144                   (807)
                                                                              -------------           --------------
Net cash provided by (used in) investing activities                               (13,214)               (20,983)


Cash flows used in financing activities:
      Net proceeds from sale of common stock                                                             450,000
      Proceeds from non-bank financing                                            420,238                 95,150
      Principal payments on debt and capital leases                              (140,056)              (140,950)
                                                                              -------------           --------------
Net cash provided by financing activities                                         280,182                404,200
                                                                              -------------           --------------
Net decrease in cash and cash equivalents                                             (53)               (22,723)

Cash and cash equivalents:
      Beginning of period                                                          91,807                305,108
                                                                              -------------           --------------
      End of period                                                             $  91,754             $  282,385
                                                                              =============           ==============


Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                                  $   1,494             $    1,537
                                                                              =============           ==============






See notes to financial statements


DRUG SCREENING SYSTEMS, INC.
Notes to Financial Statements
For the Nine Months Ended March 31, 1997 and 1996

A.   Basis of Presentation

Since its inception, except for two quarters in Fiscal 1995, the Company has sustained recurring losses from operations. The Company has financed its operations and research and development program primarily through proceeds received from its initial public offering in May 1988 and subsequent securities offerings.

The Board of Directors has been exploring various financing options, including a possible sale or merger. During February 1997, the Company received four offers to acquire the Company's business. After an in-depth analysis of the offers the Board of Directors unanimously approved the sale of substantially all of the assets to Casco Standards, Inc. ("Casco"). Casco will acquire the Company's inventory, capital equipment (except for leasehold improvements) and intellectual property. Casco will also acquire the right to do business as Drug Screening Systems, Inc. Casco will pay $1,950,000 plus a payment for an agreed-upon inventory build-up of the products. The sale is expected to take place in June 1997. Sybron International Corporation, Casco's ultimate parent, reported revenues of $674.5 million and net income of $57.6 million for the fiscal year ended September 30, 1996.

         In April 1994, the Company, under the previous management, entered into an exclusive license and distributorship agreement with AccuScreen Labs, Inc. ("AccuScreen"). The Company granted AccuScreen the license to sell or distribute the Company's drug screening panel to direct marketing purchasers or to retailers throughout the United States. The license was for a term of five years and six months from the date permission from the Food and Drug Administration (the "FDA") to market the tests to direct marketing purchasers or to retailers was obtained. AccuScreen has invested funds in the efforts to prepare for the appropriate filings with the FDA, but to date has not submitted a filing. Casco determined that it did not want to accept the assignment of the AccuScreen agreement and discussions between Casco, AccuScreen and the Company resulted in a termination agreement whereby the Company would pay AccuScreen the sum of $600,000 upon closing of the Casco purchase. Casco increased its offer price from the originally accepted amount of $1,600,000 by $350,000 to partially offset the effect of this payment. The Board will continue the Company as a shell corporation and will seek potential investments to enhance shareholder value.

         However, if the sale is not consummated, the Company will be unable to continue business operations without additional funding and may be forced to liquidate.

B. Revenue Recognition

The Company recognizes revenues at the time Product is shipped. The Company has an arrangement with a customer whereby title and risk of loss transfers to the customers upon transfer of Product from the Company's finished goods inventory into a segregated refrigeration unit on the Company's premises and, accordingly, the Company recognizes revenue at the time such Product is transferred. Sales under this arrangement totaled $679,108 during the first nine months of Fiscal 1997 and $766,723 during the first nine months of Fiscal 1996, of which $637,000 and $660,000 were in the refrigerated storage unit at March 31, 1997 and June 30, 1996, respectively.


C. Inventory

Inventory at March 31, 1997 and June 30, 1996 consisted of the following:

                                       March 31               June 30
                                       --------               --------

Raw Materials                         $ 238,857              $ 262,858
Work-in-process                          66,340                134,911
Finished Goods                          104,745                 47,460
                                     ----------             ----------
    Total                             $ 409,942              $ 445,299
                                     ==========             ==========


D. Equipment and Improvements

Equipment and Improvements at March 31, 1997 and June 30, 1996, which were recorded at cost, consisted of the following:

                                       March 31               June 30
                                       --------               -------

Furniture and fixtures                $  59,746            $   59,746
Leasehold improvements                  176,299               176,299
Machinery and equipment                 683,062               666,259
                                        -------               -------
                                        919,107               902,304
Less accumulated depreciation           665,862               618,578
 and amortization                       -------               -------
                                      $ 253,245            $  283,726
                                        =======               =======

E. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at March 31, 1997 and June 30, 1996 consisted of the following:

                                       March 31               June 30
                                       --------               -------

Accounts payable - trade              $ 235,659            $  257,878
Accrued payroll and related expenses     21,324                46,728
Other                                    70,398                43,510
                                     ===========          ============
                                      $ 327,381            $  348,116
                                     ===========          ============

F. Income Taxes

The tax effects of significant items comprising the Company's net deferred taxes as of March 31, 1997 were as follows:

Deferred Tax Assets:
Property                                       $      44,000
Allowance for doubtful accounts                       20,000
Vacation accrual                                       4,000
Operating loss carryforwards                       6,380,000
Valuation allowance                               (6,448,000)
                                               ---------------
                                               $         --
                                               ===============

The change in the valuation allowance was an increase of approximately $280,000 during the nine months ended March 31, 1997


Item 2. Management's Discussion and Analysis or Plan of Operation.

The following discussion and analysis for the three and nine months ended March 31, 1997 and 1996 should be read in conjunction with the Financial Statements included in Item 1 of this Part I of this report.

Results of Operations - Nine Months Ended March 31, 1997 Versus 1996

Revenues - The Company's revenues from sales were $1,587,526 and $1,524,196 in the first nine months of Fiscal 1997 and 1996, respectively. This increase of $63,330 (4%) resulted from increased sales to Allegiance Health Care of approximately $120,000 offset by a decrease in sales to Borg Warner Information Services, Inc. of approximately $98,000. Direct sales and sales to other distributors increased approximately $41,000.

The Company's gross profit of $749,595 for the first nine months of Fiscal 1997 amounted to 67% of its operating expenses as compared with $891,051 and 77%, respectively, in the first nine months of Fiscal 1996. At the gross profit percentage for the first nine months of Fiscal 1997, the

Company would have had to generate approximately $2,370,000 in sales to cover such operating expenses as compared with $1,980,000 in the first nine months of Fiscal 1996.

Cost of sales and gross profit - The Company's cost of sales for the first nine months of Fiscal 1997 was $837,931 and its gross profit percentage was 47.2% as compared with $891,051 and 58.5%, respectively for the comparable period in Fiscal 1996. This decrease in the gross profit as a percent of sales resulted primarily from sales to lower margin customers and lower manufacturing yields caused by the enactment of more stringent quality control standards.

Operating expenses - Operating expenses of $1,118,712 for the nine months ended March 31, 1997 decreased $38,658 from $1,157,370 for the comparable period in Fiscal 1996. This decrease resulted principally from the cost reduction program implemented in Fiscal 1997 when the Allegiance Healthcare's sales failed to meet expectations.

Net loss - The Company had a net loss of $369,113 for the first nine months of Fiscal 1997. This was a increase of $105,939 from the net loss of $263,174 for the first nine months of Fiscal 1996. The decrease in the net loss was primarily attributable to the lower gross margins discussed earlier offset by the reduction in operating expenses.

Results of Operations - Three Months Ended March 31, 1997 Versus 1996

Revenues - The Company's revenues from sales were $478,864 and $523,978 in the third quarter of Fiscal 1997 and 1996, respectively. This decrease of $45,114 (8.6%) resulted from decreased sales to BWIS of approximately $23,000 and decreased direct sales and sales to other distributors of approximately $53,000, offset by increased sales to Allegiance Healthcare of approximately $32,000.

The Company's gross profit of $270,328 for the third quarter of Fiscal 1997 amounted to 82% of its operating expenses as compared with $285,150 and 74%, respectively, in the third quarter of Fiscal 1996. At the gross profit percentage for the third quarter of Fiscal 1997, the Company would have had to generate approximately $585,000 in sales to cover such operating expenses as compared to $708,000 in the third quarter of Fiscal 1996.

Cost of sales and gross profit - The Company's cost of sales for the third quarter of Fiscal 1997 was $208,536 and its gross profit percentage was 56.5% as compared with $238,828 and 54.4%, respectively for the comparable period in Fiscal 1996. This gross profit percentage of 56.5% approximates the level achieved for Fiscal 1996 and demonstrates that the Company has improved its product to meet the higher quality control standards implemented earlier.

Operating expenses - Operating expenses of $330,267 for the quarter ended March 31, 1997 decreased $ 55,118 from $385,385 for comparable period in Fiscal 1996 due to the reductions in operating expenses cited earlier.

Net loss - The Company had a net loss of $59,939 for the third quarter of Fiscal 1997. This was a decrease of $38,852 from the net loss of $98,791 for the third quarter of Fiscal 1996. The decrease in the net loss was primarily attributable to better gross profit margins and reduced operation expenses.

Liquidity and Capital Resources

The Company had working capital at March 31, 1997 of $14,822 as compared to $348,185 at June 30, 1996. At March 31, 1997, the Company had the availability of $91,574 of cash as compared to $91,807 at June 30, 1996. The changes in the working capital and cash between June 30 and March 31, 1997 were primarily attributable to the net loss for the nine months ended March 31, 1996 offset by the issuance of demand notes during the period. See the Statement of Cash Flows in Item 1 of this Part I of this Report.

Accounts receivable decreased to $121,202 from $222,262 at March 31, 1997 and June 30, 1996, respectively. This decrease is due to the collection of a major receivable from the Commonwealth of Pennsylvania for a one-time bid.

Inventory decreased by $35,287 to $409,942 at March 31, 1997 from $445,229 at June 30, 1996. This decrease is due to reducing inventory levels to meet the lower than expected level of the Allegiance Healthcare sales.

Current liabilities increased $242,447 to $716,680 at March 31, 1996 from $474,237 at June 30, 1996. This increase resulted primarily from the issuance of demand note discussed below.

As of March 31, 1997, the Company had shareholders' equity of $300,694. This decrease of $369,113 from $669,807 at June 30, 1996 resulted from the net loss for the nine months ended March 31, 1996 of $369,113.

Net cash used in operating activities was $267,021. This was primarily due to the net loss for the nine months ended March 31, 1997. Net cash used in investing activities was $13,214 and resulted primarily from the purchase of capital equipment. Cash received in financing activities was $280,182, which was the result of the issuance of demand loans described below.

The Company raised $245,000 during the nine months ended March 31, 1997 through the issuance of demand notes to a member of the Board and another Beneficial Owner.

The Board of Directors has been exploring various financing options, including a possible sale or merger. During February 1997, the Company received four offers to acquire the Company's business. After an in-depth analysis of the offers the Board of Directors unanimously approved the sale of substantially all of the assets to Casco. Casco will acquire the Company's inventory, capital equipment (except for leasehold improvements) and intellectual property. Casco will also acquire the right to do business as Drug Screening Systems, Inc. Casco will pay $1,950,000 plus a payment for an agreed-upon inventory build-up of the products. The sale is expected to take place in June 1997. Sybron International Corporation, Casco's ultimate parent, reported revenues of $674.5 million and net income of $57.6 million for the fiscal year ended September 30, 1996.

         In April 1994, the Company, under the previous management, entered into an exclusive license and distributorship agreement with AccuScreen Labs, Inc. ("AccuScreen"). The Company granted AccuScreen the license to sell or distribute the Company's drug screening panel to direct marketing purchasers or to retailers in the United States. The license was for a term of five years and six months from the date permission from the Food and Drug Administration (the "FDA") to market the tests to direct marketing purchasers or to retailers was obtained. AccuScreen has invested funds in the efforts to prepare for the appropriate filings with the FDA, but to date has not submitted a filing. Casco determined that it did not want to accept the assignment of the AccuScreen agreement and discussions between Casco, AccuScreen and the Company resulted in a termination agreement whereby the Company would pay AccuScreen the sum of $600,000 upon closing of the Casco purchase. Casco increased its offer price from the originally accepted amount of $1,600,000 by $350,000 to partially offset the effect of this payment. The Board will continue the Company as a shell corporation and will seek potential investments to enhance shareholder value.

         However, if the sale is not consummated, the Company will be unable to continue business operations without additional funding and may be forced to liquidate.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

     None

(b) The Company filed a Form 8-K on March 17, 1997 to announce the Purchase and Sale Agreement between the Company and Casco which was discussed earlier in this document.

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