Form 10KSB
period 1997-06-30
DRUG SCREENING SYSTEMS INC
filed 1997-09-26
CIK 828747

                   U. S. Securities and Exchange Commission
                             Washington, DC 20549

                                 Form 10-K SB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 (FEE REQUIRED)
                    For the fiscal year ended June 30, 1997

                        Commission file number 0-17293

                               DSSI Corporation
      -------------------------------------------------------------------
                (Name of small business issuer in its charter)

       Pennsylvania                                            22-2795073
-------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

                     P. O. Box 1570 West Chester, PA 19380
         ------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                   Issuer's telephone number (610) 696-3479
                                             --------------

Securities registered under Section 12(b) of the Exchange Act:         None

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.01 par value
                    --------------------------------------
                               (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No      .
    -----    -----
         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended June 30, 1997 were $1,907,687.

         The aggregate market value at September 5, 1997 of shares of the Common Stock held by non-affiliates was $1,966,168 based upon the bid price of the Issuer's Common Stock as reported by the National Association of Securities Dealers in the OTC Bulletin Board. Solely for the purpose of this calculation, shares held by certain principal shareholders named in Item 11 hereof, as well as shares held by directors and officers of the Issuer, have been excluded. Such exclusion should not be deemed a determination or an admission by the issuer that such shareholders or individuals are, in fact, affiliates of the issuer.

         On September 5, 1997, there were 4,446,017 shares of the issuer's Common Stock, $0.01 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None

                               DSSI Corporation
                                  FORM 10-KSB
                        Fiscal Year Ended June 30, 1997

                               TABLE OF CONTENTS

                                                                          Page
                                    PART I

Item 1       Description of Business                                           3

Item 2       Description of Property                                           5

Item 3       Legal Proceedings                                                 5

Item 4       Submission of Matters to a Vote of Security Holders               5

                                    PART II

Item 5       Market for Common Equity and Related Stockholder Matters          6

Item 6       Management's Discussion and Analysis or Plan of Operations        7

Item 7       Financial Statements                                              9

Item 8       Changes in and Disagreements with Accountants on Accounting      22
             and Financial Disclosures

                                   PART III

Item 9       Directors, Executive Officers, Promoters and Control Persons;    22
             Compliance with Section 16(a) of the Exchange Act

Item 10      Executive Compensation                                           24

Item 11      Security Ownership of Certain Beneficial Owners and Management   26

Item 12      Certain Relationships and Related Transactions                   28

                                    PART IV

Item 13      Exhibits, List and Reports on Form 8-K                           29

Signatures                                                                    33

                                    PART 1

ITEM 1   Description of Business

General

         DSSI Corporation (the "Company"), which was named Drug Screening Systems, Inc. until the sale of its business effective June 16, 1997 (see below), was organized under the laws of the Commonwealth of Pennsylvania on March 17, 1987 under the name of Analytical Innovations, Inc. On December 29, 1987, the Company adopted the name of Drug Screening Systems, Inc. The Company's principal executive offices are at P. O. Box 1570, West Chester, Pa and its telephone number is (610) 696-4314.

         The Company began the development of its former product line in August 1989. To the date of sale hereinafter described, the Company had developed and marketed tests for cocaine, opiates (heroin, morphine and codeine), methamphetamines, THC (marijuana), barbiturates, PCP
(phencyclidine), amphetamines and benzodiazepines. The Company marketed its tests under the names MACH IV(R) Screen and microLINE(R) Screen (collectively, the "Products").

         The Products were sold for "Medical Uses" (e.g., in vitro diagnostic use by physicians and hospitals) and "Non-Medical Uses" (e.g., pre-employment screening and screening by correctional and criminal justice agencies). The Company's major distributor was Borg Warner Information Systems ("BWIS") which accounted for approximately one half of the Company's revenues.

         As a result of the net losses aggregating $15,070,555 from inception through March 31, 1997, the Company's cash flows from operating activities had been negative. Accordingly, the Company had been required to finance its operations and research and development program primarily through proceeds received from its initial public offering in May 1988, the exercise of warrants thereafter and subsequent securities offerings, including the sale of shares of the Company's Common Stock, $0.01 par value (the "Common Stock"), through a rights offering in June and July, 1993. The directors and other beneficial owners have financed the Company's cash requirements since November 1994 through two private placements which resulted in aggregate gross proceeds of $825,000 and subsequent secured loans in principal amounts totaling $245,000 at March 31, 1997. Total equity raised by the Company since inception is $15,113,015.

         The Board had been seeking a potential sale or merger of the Company for the past several years. In the summer and early fall of 1994 the Board replaced the then existing management with two officers who were tasked to find a suitable strategic partner or purchaser. In November of 1994, the directors and certain other individuals invested $375,000 in the first of two private placements to fund the Company during the search. The Company offered 750,000 shares at $0.50 per share. By February of 1995, after discussions with a number of candidates who were found by networking activities of the officers and directors, two offers were received. The Board authorized the officers to permit a privately held bioscience company to conduct its due diligence review of the Company and for the officers to conduct a due diligence review of the prospective purchaser. Due diligence reviews were in their final phases in August of 1995 when business conditions unrelated to the Company forced the potential buyer to withdraw from the discussions. The offer which was pursued offered approximately 17% of the outstanding shares of the privately held bioscience company to the Company and the second offer was for a payout of a percentage of future profits which the Board rejected upon receipt. The search reverted to the initial stage of networking discussions and blind advertising for potential acquirers. The search was suspended and a second private placement of $450,000 was raised from the directors and certain other individuals in the first quarter of 1996 when talks with Allegiance Healthcare Corporation ("Allegiance") formerly named Baxter Healthcare Corporation for a possible distribution agreement looked favorable. The Company offered 1,800,000 shares at $0.25 per share in such private placement.

The Company entered into a distribution agreement with Allegiance in 1996, a copy of which agreement is filed (by incorporation by reference) as an exhibit to this Report and is incorporated herein by this reference, for Allegiance to distribute the Company's Products in the hospital and clinical market throughout the United States. Despite the Company's efforts, the sales relating to the Allegiance agreement ran significantly behind forecast. The sales to Allegiance totaled only $185,000 from inception of the contract through March 31, 1997. Accordingly, during the fall of 1996, the Board of Directors resumed its efforts to find a buyer for the Company via networking with industry contacts and blind advertising.

         During February 1997, the Company received four offers to acquire the Company's business. The Board reviewed the offers, considering such factors as the amount of the consideration to be received by the Company, the form of the payment (i.e., cash or securities), the timing of the payment and the purchaser's apparent ability to pay. Based on this review the Board unanimously approved the sale of substantially all of the assets to Casco Standards, Inc. ("Casco"). Effective June 16, 1997, Casco acquired the Company's inventory, capital equipment (except for leasehold improvements) and intellectual property. Casco also acquired the right to do business as Drug Screening Systems, Inc. Casco agreed to pay $1,950,000 (to be adjusted for net asset fluctuation from December 31, 1996) plus a payment of $ 174,454 for an agreed-upon inventory build-up of the products. Sybron International Corporation ("Sybron"), Casco's ultimate parent, reported revenues of $674.5 million and net income of $57.6 million for its fiscal year ended September 30, 1996. Casco did not purchase the accounts receivable of the Company. As part of the agreement, Casco agreed to use its best efforts at collecting cash receipts for the Company and will treat the history of paying the Company as part of the customer's credit history. Management believed that the Company's accounts receivables were adequately reserved, but reviewed the question as part of its year-end close. As a condition of the Purchase & Sale Agreement dated as of March 14, 1997 (the "Casco Agreement"), a copy of which agreement is filed (by incorporation by reference) as an exhibit to this Report and is incorporated herein by this reference, the Company manufactured specific quantities of finished goods to have a six-month supply on hand for Casco. Casco compensated the Company at the Company's standard costs for the inventory build-up.


         In April 1994, the Company, under the previous management, entered into an exclusive license and distributorship agreement with AccuScreen Labs, Inc. ("AccuScreen"), a copy of which agreement is filed (by incorporation by reference) as an exhibit to this Report and is incorporated herein by this reference). The Company granted AccuScreen the license to sell or distribute the Company's drug screening panel to direct marketing purchasers or to retailers in the United States. The license was for a term of five years and six months from the date permission from the Food and Drug Administration (the "FDA") to market the tests to direct marketing purchasers or to retailers was obtained. AccuScreen had invested funds in the efforts to prepare for the appropriate filings with the FDA, but, as of June 16, 1997, had not submitted a filing. Casco determined that it did not want to accept the assignment of the AccuScreen agreement and discussions among Casco, AccuScreen and the Company resulted in a termination agreement whereby the Company paid AccuScreen the sum of $600,000 upon closing of the Casco purchase. In the financial statements for the fiscal year ended June 30, 1997 ("Fiscal 1997"), the termination fee paid to AccuScreen is reflected as a charge to earnings and is reflected in the Company's accumulated deficit. Casco increased its original offer price by $350,000 to partially offset the effect of this payment.

         At June 30, 1997, after the AccuScreen payment, settlement of some of the then existing liabilities and closing costs, the Company had $305,559 in liabilities, cash of $801,979, plus the collection of accounts receivable (which, as indicated above, were not part of the assets sold to Casco and which were $53,073 as of June 30, 1997), the collection of the holdback of $160,000 as part of the Casco purchase and the incurrence of expenses relating to a company registered under Section12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including completion of the audit for Fiscal 1997. From July 1, 1997 to August 31, 1997, the Company had collected $51,629 of accounts receivable with $1,414 still to be collected.

         As indicated in the Proxy Statement relating to the shareholders' meeting on June 16, 1997, the Board has continued the Company subsequent to the closing with Casco as a shell corporation, while seeking a potential business to enhance shareholder value. On August 18, 1997, the Company entered into an agreement to sell a controlling interest to Michael J. Blumenfeld who intends to have the Company enter into the business of manufacturing and distributing sports equipment to the institutional markets. The transaction with Mr. Blumenfeld is subject to shareholder approval, which will be sought by proxy material filed pursuant to Registration 14A under the Exchange Act.

Employees

         As of September 13, 1997, the Company employed an officer on a part time basis to maintain its federal securities, tax and other required regulatory filings.


ITEM 2    Description of Property

         The Company leased 12,000 square feet at Units 603, 604 and 605 VPR Commerce Center, 1001 Lower Landing Road, Blackwood, New Jersey 08012, which it utilized as administrative, research and development, manufacturing, quality control, warehousing and shipping facilities. The space allocated for research and development included a laboratory with analytical instrumentation. The leases, with an unaffiliated landlord, were extended for 60 days and expired on June 30, 1997. The aggregate base monthly rental was $4,712. The Company currently conducts its business from the residence of its Chief Financial Officer and its address is P.O. Box 1570, West Chester, PA 19380


ITEM 3    Legal Proceedings

None

ITEM 4   Submission of Matters to a Vote of Security Holders

         (a) The Company held its Annual Meeting of Shareholders on June 16,
1997.

         (b) Jeff Davidowitz, John Pappajohn and Stephen C. Turner, all of whom were directors, were elected at the Annual Meeting. There were no other directors whose term of office continued after the meeting.

         (c) At the Annual meeting, the other matter submitted to a vote and the vote therefor were:

         On the proposal to ratify the appointment by the Board of Directors of the Company of Deloitte & Touche LLP as auditors of the Company for the fiscal year which commenced on July 1, 1996, FOR: 3,754,793, AGAINST: 3,037
ABSTAINED: 490.

         On the proposal to sell the business of the Company and the majority of the assets to Casco, FOR: 2,860,720, AGAINST: 6,260, ABSTAINED: 4,610

         On the proposal to authorize the name change of the Company from Drug Screening Systems, Inc. to DSSI Corporation, FOR: 3,716,754, AGAINST: 3,381,
ABSTAINED: 880.

The vote on the directors was:

        Director                  FOR                        WITHHELD
        --------                  ---                        --------

        Jeff Davidowitz           3,752,665                   5,655
        John Poppajohn            3,752,665                   5,655
        Stephen C. Turner         3,702,635                  55,685

         (d) There was no contested solicitation and, accordingly, no settlement with any participant.

                                    PART II

ITEM 5   Market for the Common Stock and Related Stockholder Matters

Market

         The following table sets forth, for the periods indicated, the quarterly range of the high and low bid prices of the Common Stock as reported by the National Association of Securities Dealers, Inc. (the "NASD") in the OTC Bulletin Board:

                                                          Bid Prices(1)
                                                          -------------
Fiscal 1997 Quarter Ended                            Low                High
-------------------------                            ---                ----

September 30, 1996                                   $ 0.25              $0.75
December 31, 1996                                      0.125              0.50
March 31, 1997                                         0.063              0.328
June 30, 1997                                          0.094              0.172

Fiscal 1996 Quarter Ended                            Low                High
-------------------------                            ---                ----

September 30, 1995                                    $ 0.37             $ 0.81
December 31, 1995                                       0.14                .37
March 31, 1996                                          0.19               1.50
June 30, 1996                                            .69               1.56


----------------------------

(1) The foregoing quotations reflect inter-dealer prices, without mark-up, mark-down or commissions, and may not represent actual transactions.

         The high bid and low asked prices of the Common Stock as reported by the NASD in the OTC Bulletin Board on September 5, 1997 were $ 1.266 and $1.141 per share, respectively.


Holders

         The number of holders of record of the Common Stock at September 5, 1997 was 281. Management of the Company is of the opinion that, based on the number of copies of proxy statements requested by brokers, banks and other record holders for beneficial owners in connection with the June 16, 1997 Special Meeting of Shareholders, there are over 2,300 beneficial owners.

Dividends

         The Company did not declare or pay cash or stock dividends on the Common Stock during Fiscal 1997 or the fiscal year ended June 30, 1996 ("Fiscal 1996"). Due to current and anticipated cash requirements as a result of the Stock Purchase Agreement and the subsequent entrance into the business of manufacturing and distributing sports equipment (more fully explained in Item 1 to this report) the Board of Directors does not anticipate the payment of cash dividends in the near future.

ITEM 6   Management's Discussion and Analysis or Plan of Operations

          The following management's discussion and analysis for Fiscal 1997 and Fiscal 1996 should be read in conjunction with the Financial Statements included in Item 7 to this Report. In the opinion of management, the following discussion and analysis of operations is no longer relevant due to the cessation of operations as a result of the sale to Casco of the Company's business and a majority of its assets (See Item 1 to this Report). The information is presented for historical purposes and compliance with reporting requirements.


Results of Operations
---------------------

Fiscal 1996 versus Fiscal 1997
------------------------------

Revenues - The Company's sales for Fiscal 1997 decreased $264,623 (12.2%) to $1,907,687 from $2,172,310 in Fiscal 1996. The Company's sales for Fiscal 1997 were in the range of management's expectations. The major reason for the decrease in sales was because the Company resupplied the maximum amount under its arrangement with BWIS during Fiscal 1996. During fiscal 1997, the Company, according to the Casco Agreement could no longer resupply the BWIS inventory from the time of the agreement to the closing. In addition, sales were only for eleven and one half months rather than a full year because the closing date for the sale to Casco was June 16,1997.

The Company's gross profit of $963,660 for Fiscal 1997 amounted to 60.9% ($1,100,348 and 70.7%, respectively, in Fiscal 1996) of its operating expenses. At the gross profit percentage for Fiscal 1997, the Company would have had to generate approximately $3,130,000 in sales to cover such operating expenses ($3,064,000 in Fiscal 1996).

Cost of sales and gross profits - The Company's cost of sales for Fiscal 1997 was $944,027 and its gross profit percentage was 50.5% ($1,071,962 and 50.7%, respectively, for Fiscal 1996). The slight decrease in the gross profit as a percent of sales was insignificant.

Research and Development - The Company decreased expenditures for research and development. In Fiscal 1997, the Company expended $345,410 on research and development as compared to $392,698 in Fiscal 1996. The decrease of $47,288 resulted principally from reductions in headcount in anticipation of the sale of the business.

Selling, General and Administrative Expenses - Selling, general and administrative expenses increased $76,434 (6.6%) to $1,235,872 in Fiscal 1997 from $1,159,438 in Fiscal 1996. This increase resulted primarily because of cost relating to the professional services required to complete the sale to Casco.

Net Income (Loss) - The Fiscal 1997 net income of $41,821 was $493,609 (109.3%) more than the net loss of $451,788 in Fiscal 1996. This increase is attributable to the profit on the sale to Casco of the business and a majority of the assets, offset by the AccuScreen settlement and the reasons cited above.

Fiscal 1995 versus Fiscal 1996

Revenues - The Company's sales for Fiscal 1996 decreased $532,741 (19.7%) to $2,172,310 from $2,705,051 in the fiscal year ended June 30, 1995 ("Fiscal 1995"). The Company's sales for Fiscal 1996 were in the range of management's expectations. The major reason for the decrease in sales was because the Company had manufactured the maximum amount under its arrangement with BWIS during Fiscal 1995. During Fiscal 1996, the Company could no longer build for stock owned by BWIS, but was limited to replacing Product as it was used. This difference accounted for the vast majority of the decline in sales.

The Company's gross profit of $1,100,348 for Fiscal 1996 amounted to 70.7% ($1,387,502 and 82.2%, respectively, in Fiscal 1995) of its operating expenses. At the gross profit percentage for Fiscal 1996, the Company would have had to generate approximately $2,283,000 in sales to cover such operating expenses ($3,291,000 in Fiscal 1995).

Cost of sales and gross profits - The Company's cost of sales for Fiscal 1996 was $1,071,962 and its gross profit percentage was 50.7% ($1,317,549 and 51.3%, respectively, for Fiscal 1995). The slight increase in the gross profit as a percent of sales resulted from more corporate sales and less government bid sales.

Research and Development - The Company increased expenditures in the research and development. In Fiscal 1996, the Company expended $392,698 on research and development as compared to $361,978 in Fiscal 1995. The increase of $30,720 resulted principally from the development efforts on the eight-panel plate designed for Allegiance's fourth quarter launch of the Products in the hospital market.

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



Inflation
---------

Inflation has not had a material impact on the Company's operations during Fiscal 1997 and 1996.


New Accounting Pronouncements
-----------------------------

In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). This statement established accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 requires that long-lived assets to be held and used by the Company be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment is recognized to the extent that the sum of undiscounted estimated future cash flows expected to result from the assets used is less than the carrying value. The Company adopted this standard during the first quarter of Fiscal 1997. The adoption of this standard did not have a material effect on the Company's financial position or results of operations as then conducted. The recognition and measurement of impairment losses for long-lived assets under the new standard was consistent with the Company's past practices.

Effective July 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which requires expanded disclosures of stock-based compensation arrangements with employees. SFAS 123 encourages, but does not require, compensation costs to be measured based on the fair value of the equity instrument awarded. It allows the Company to continue to measure compensation cost for these plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company has elected to continue to recognize compensation cost based on the intrinsic value of the equity instrument awarded as promulgated in APB 25. The disclosure requirements of SFAS 123 relating to pro forma net income, pro forma earnings per share and the fair value of options granted and the assumptions used in determining fair value have been omitted due to the immaterial nature of such information.

Liquidity and Capital Resources
-------------------------------

 The Company had working capital at June 30, 1997 of $751,537 and a cash balance of $801,979 due to the sale of the majority of its assets and business to Casco. The Company feels it will collect its net receivables and recoup the other smaller assets on the Balance Sheet, i.e., deposits and prepaids.

Commitments
-----------

There were no material commitments for capital expenditures at June 30, 1997.




ITEM 7   Financial Statements

Index to Financial Statements                                         Page
-----------------------------                                         ----

Independent Auditors' Report                                            10

Balance Sheets as of June 30, 1997 and 1996                             11

Statements of Operations for the years ended June 30, 1997 and 1996     12

Statements of Changes in Stockholders' Equity for the
         years ended June 30, 1997 and1996                              13

Statements of Cash Flows for the years ended June 30, 1997 and 1996     14

Notes to Financial Statements                                           15

Independent Auditors' Report

To the Stockholders and Board of Directors
DSSI Corporation
Blackwood, New Jersey

         We have audited the accompanying balance sheets of DSSI Corporation (formerly Drug Screening Systems, Inc.) as of June 30, 1997 and 1996, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

         In our opinion, such financial statements present fairly, in all material respects, the financial position of DSSI Corporation as of June 30, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

         As described in Note A to the Financial Statements, on June 16, 1997, the Company sold its business and the majority of its assets to Casco Standards, Inc.


/s/ DELOITTE & TOUCHE LLP
---------------------------
DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
September 23, 1997

DRUG SCREENING SYSTEMS, INC.
 Balance Sheets, June 30, 1997 and 1996


                                                                           1997             1996
                                                                           ----             ----
Assets
Current Assets:
  Cash  and cash equivalents                                           $    801,979    $     91,807

  Accounts receivable, net of allowance of $60,000 at June  30, 1997
   and $50,000 at June 30, 1996                                              53,073         222,262
 Receivable from purchase holdback                                          160,000            --
  Inventory                                                                                 445,229
  Prepaid expenses and other                                                 42,044          63,120
                                                                       ------------    ------------
Total Current Assets                                                      1,057,096         822,418

Equipment and improvements, net                                               1,506         283,726

Other Assets:
  Deposits                                                                    8,585          12,104
  Patents                                                                      --            25,792
                                                                       ------------    ------------
Total Assets                                                           $  1,067,187    $  1,144,040
                                                                       ============    ============



Liabilities and Stockholders' Equity
Current Liabilities:
  Current maturities of long-term debt and capital leases              $    233,213    $    109,117
  Accounts payable and accrued expenses                                      72,346         348,116
  Customer advances and prepayments                                                          17,000
                                                                       ------------    ------------
     Total Current  Liabilities                                             305,559         474,233

Commitments and contingencies                                                  --              --

Stockholders' Equity
  Class "A" preferred stock, $0.01 par value; 2,000
     shares authorized; none issued                                            --              --

  Common stock, $0.01 par value; 20,000,000
     shares authorized; 4,446,017 shares at June 30,1997 and
      4,246,017 shares at June 30, 1996 issued and outstanding               44,460          42,460
  Additional paid-in-capital                                             15,118,555      15,070,555
  Accumulated deficit                                                   (14,401,387)    (14,443,208)
                                                                       ------------    ------------
     Total Stockholders' Equity                                             761,628         669,807
                                                                       ------------    ------------

Total Liabilities and Stockholders' Equity                             $  1,067,187    $  1,144,040
                                                                       ============    ============






 See notes to financial statements

 DSSI Corporation
 Statements of Operations for the Years Ended June 30, 1997 and 1996




                                             1997          1996
                                             ----          ----

Revenues                                  1,907,687    $ 2,172,310
Cost of sales                               944,027      1,071,962
                                        -----------    -----------
Gross profit                                963,660      1,100,348

Operating expenses:
  Research and development                  345,410        392,698
  Selling, general and administrative     1,235,872      1,159,438
                                        -----------    -----------
                                          1,581,282      1,552,136
                                        -----------    -----------
Loss from operations                       (617,622)      (451,788)

Gain on sale of assets                    1,259,443             --
Settlement fee                             (600,000)            --
                                        -----------    -----------

Net income (loss)                       $    41,821    $  (451,788)
                                        ===========    ===========

Net income (loss) per share             $      0.01    $     (0.15)
                                        ===========    ===========

Weighted average number of shares
  outstanding                             4,246,000      3,096,000
                                        ===========    ===========














 See notes to financial statements

DSSI Corporation
Statements of Changes in Stockholders' Equity
For the Years Ended June 30, 1997 and 1996






                                          Common Stock           Additional
                                        ------------------        Paid-in       Accumulated
                                    Shares           Amount       Capital         Deficit         Total
                                    ------           ------       -------         -------         -----

Balance, June 30, 1995           $  2,446,017    $     24,460   $ 14,638,555   $(13,991,420)   $    671,595

Sale of common stock through a
  private offering                  1,800,000          18,000        432,000                        450,000


Net loss                                                                           (451,788)       (451,788)
                                 --------------------------------------------------------------------------

 Balance, June 30, 1996             4,246,017          42,460     15,070,555    (14,443,208)        669,807

Sale of common stock through a
  private offering                    200,000           2,000         48,000                         50,000

Net income
                                                                                     41,821          41,821
                                 --------------------------------------------------------------------------

Balance, June 30, 1997           $  4,446,017    $     44,460   $ 15,118,555   $(14,401,387)   $    761,628
                                 ==========================================================================








See notes to financial statements

DSSI Corporation
Statements of Cash Flows for the Years Ended June 30, 1997 and 1996


                                                                         1997           1996
                                                                         ----           ----
Cash flows from operating activities:
      Net income (loss)                                              $    41,821    $  (451,788)
      Adjustments to reconcile net income (loss) to net cash  used
           Depreciation and amortization                                  56,733         89,620
           Impairment of capital equipment                                  --          212,050
           Net gain on sale of assets                                 (1,259,443)        (2,800)
           Decrease (increase) in assets net of effects from
            sale of assets to  Casco:
                Accounts receivable                                      169,189        (97,287)
                Inventory                                                (76,754)       (65,893)
                Prepaid expenses and other                                 4,201            192
           Decrease in liabilities:
                Accounts payable and accrued expenses                   (275,770)      (197,709)
                Customer prepayments and advances                        (17,000)       (46,523)
                                                                     -----------    -----------
Net cash used in operating activities                                 (1,357,023)      (560,138)

Cash flows from investing activities:
      Proceeds from sale of assets to Casco                            1,908,635           --
      Proceeds from sale of equipment net of expenses                       --            2,800
      Expenditures for equipment and improvements                        (19,055)       (21,696)
      Decrease in (recovery of) deposits                                   3,519         (2,707)
                                                                     -----------    -----------
Net cash provided (used) in investing activities                       1,893,099        (21,603)

Cash flows from financing activities:
      Net proceeds from issuance of common stock                          50,000        450,000
      Proceeds from non-bank financing                                   515,073         95,150
      Principal payments on debt and capital leases                     (390,977)      (176,710)
                                                                     -----------    -----------
Net cash provided by financing activities                                174,096        368,440
                                                                     -----------    -----------
Net increase (decrease) in cash and cash equivalents                     710,172       (213,301)

Cash and cash equivalents:
      Beginning of period                                                 91,807        305,108
                                                                     -----------    -----------
      End of period                                                  $   801,979    $    91,807
                                                                     ===========    ===========


Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                       $     2,066    $     2,058
                                                                     ===========    ===========




See notes to financial statements

DSSI Corporation
Notes to Financial Statements
Years Ended June 30, 1997 and 1996


A        Business, Financing and Basis of Financial Statement Preparation

         DSSI Corporation (the "Company"), which was named Drug Screening Systems, Inc. until the sale of its business effective June 16, 1997 (see below) was organized under the laws of the Commonwealth of Pennsylvania on March 17, 1987 under the name of Analytical Innovations, Inc. On December 29, 1987, the Company adopted the name of Drug Screening Systems, Inc

         The Company began the development of its former product line in August 1989. To the date of sale hereinafter described, the Company had developed and marketed tests for cocaine, opiates (heroin, morphine and codeine), methamphetamines, THC (marijuana), barbiturates, PCP
(phencyclidine), amphetamines and benzodiazepines. The Company marketed its tests under the names MACH IV(R) Screen and microLINE(R) Screen (collectively, the "Products").

         The Products were sold for "Medical Uses" (e.g., in vitro diagnostic use by physicians and hospitals) and "Non-Medical Uses" (e.g., pre-employment screening and screening by correctional and criminal justice agencies). The Company's major distributor was Borg Warner Information Systems ("BWIS") which accounted for approximately one half of the Company's revenues.

         As a result of the net losses aggregating $15,070,555 from inception through March 31, 1997, the Company's cash flows from operating activities had been negative. Accordingly, the Company has been required to finance its operations and research and development program primarily through proceeds received from its initial public offering in May 1988, the exercise of warrants thereafter and subsequent securities offerings, including the sale of shares of the Common Stock through a rights offering in June and July, 1993. The directors and other beneficial owners have financed the Company since November 1994 with two private placements which resulted in aggregate gross proceeds of $825,000 and subsequent secured loans in principal amounts totaling $245,000 at March 31, 1997. Total equity raised by the Company since inception is $15,113,015.

         The Board had been seeking a potential sale or merger for the past several years. In the summer and early fall of 1994 the Board replaced the then existing management with two officers who were tasked to find a suitable strategic partner or purchaser. In November of 1994, the directors and certain other individuals invested $375,000 in the first of two private placements to fund the Company during the search. The Company offered 750,000 shares at $0.50 per share. By February of 1995, after discussions with a number of candidates who were found by networking activities of the officers and directors, two offers were received. The Board authorized the officers to permit a privately held bioscience company to conduct its due diligence review of the Company and for the officers to conduct a due diligence review of the prospective purchaser. Due diligence reviews were in their final phases in August of 1995 when business conditions unrelated to the Company forced the potential buyer to withdraw from the discussions. The offer which was pursued offered approximately 17% of the outstanding shares of the privately held bioscience company to the Company and the second offer was for a payout of a percentage of future profits which the Board rejected upon receipt. The search reverted to the initial stage of networking discussions and blind advertising for potential acquirers. The search was suspended and a second private placement of $450,000 was raised from the directors and certain other individuals in the first quarter of 1996 when talks with Allegiance Healthcare Corporation ("Allegiance"), formerly named Baxter Healthcare Corporation for a possible distribution agreement looked favorable. The Company offered 1,800,000 shares at $0.25 per share in such private placement.

         The Company entered into a distribution agreement with Allegiance in March 1996 for Allegiance to distribute the Products in the hospital and clinical market throughout the United States. Despite the Company's efforts, the sales relating to the Allegiance agreement ran significantly behind forecast. The sales to Allegiance totaled only $185,000 from inception of the contract through March 31, 1997. Accordingly, during the fall of 1996, the Board of Directors resumed its efforts to find a buyer for the Company via networking with industry contacts and blind advertising.

         During February 1997, the Company received four offers to acquire the Company's business. The Board reviewed the offers, considering such factors as the amount of the consideration to be received by the Company, the form of the payment (i.e., cash or securities), the timing of the payment and the purchaser's apparent ability to pay. Based on this review the Board unanimously approved the sale of substantially all of the assets to Casco Standards, Inc. ("Casco"). Effective June 16, 1997, Casco acquired the Company's inventory, capital equipment (except for leasehold improvements) and intellectual property. Casco also acquired the right to do business as Drug Screening Systems, Inc. Casco paid $1,908,635 plus a payment for an agreed-upon inventory build-up of the products. Sybron International Corporation ("Sybron"), Casco's ultimate parent, reported revenues of $674.5 million and net income of $57.6 million for its fiscal year ended September 30, 1996. Casco did not purchase the accounts receivable of the Company. As part of the agreement, Casco agreed to use its best efforts at collecting cash receipts for the Company and will treat the history of paying the Company as part of the customer's credit history. As a condition of the agreement, the Company manufactured specific quantities of finished goods to have a six-month supply on hand for Casco. Casco compensated the Company at the Company's standard costs for the inventory build-up.


         In April 1994, the Company, under the previous management, entered into an exclusive license and distributorship agreement with AccuScreen Labs, Inc. ("AccuScreen"). The Company granted AccuScreen the license to sell or distribute the Company's drug screening panel to direct marketing purchasers or to retailers in the United States. The license was for a term of five years and six months from the date permission from the Food and Drug Administration (the "FDA") to market the tests to direct marketing purchasers or to retailers was obtained. AccuScreen has invested funds in the efforts to prepare for the appropriate filings with the FDA, but, as of June 16, 1997, had not submitted a filing. Casco determined that it did not want to accept the assignment of the AccuScreen agreement and discussions among Casco, AccuScreen and the Company resulted in a termination agreement whereby the Company paid AccuScreen the sum of $600,000 upon closing of the Casco purchase. The termination fee paid to AccuScreen is reflected as a charge to earnings and is reflected in the Company's accumulated deficit. Casco increased its offer price from the originally accepted amount of $1,600,000 by $350,000 to partially offset the effect of this payment.

         The Board has continued the Company subsequent to the closing with Casco as a shell corporation, while seeking a potential business to enhance shareholder value. On August 18, 1997, the Company entered into an agreement to sell a controlling interest to Michael J. Blumenfeld who intends to have the Company enter into the business of manufacturing and distributing sports equipment to the institutional markets. The transaction with Mr. Blumenfeld is subject to shareholder approval, which will be sought by proxy material filed pursuant to Registration 14A under the Exchange Act.

B        Summary of Significant Accounting Policies

Cash and Cash Equivalents - All highly liquid debt instruments purchased with a maturity of three months or less are classified as cash equivalents.

Inventory - Inventories are stated at the lower of cost (first-in, first-out method) or market.

Revenue Recognition - The Company recognizes revenues at the time Product was shipped. The Company had an arrangement with a customer (Borg Warner Information Systems ("BWIS")) whereby title and risk of loss transferred to the customer upon the transfer of Product from the Company's finished goods inventory into a segregated refrigeration unit on the Company's premises and, accordingly, the Company recognized revenue at the time such Product was transferred. Sales under this arrangement totaled $751,775 during Fiscal 1997 and $1,041,245 during the fiscal year ended June 30, 1996 (`Fiscal 1996"), of which $0 and $660,000 was in the refrigerated storage unit at June 30, 1997 and 1996, respectively.

Depreciation and Amortization - Depreciation and amortization were computed by the straight-line method over the estimated useful lives of the respective assets or the term of the related lease. Estimated useful lives and lease terms ranged from two to seven years. Depreciation and amortization of property was $ 56,733 and $89,620 in Fiscal 1997 and 1996, respectively.

Income taxes - Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (b) operating loss and tax credit carryforwards.

Patents - Patents are amortized over the life of the patent beginning at the time the patent was obtained. Amortization of patents for Fiscal 1997 and 1996 was $1,438 and $1,500, respectively.

Research and Development Costs - Research and development costs consisted mainly of salaries and related employee benefits, purchased materials and services. These costs are charged to operations as incurred.

Restricted Stock Incentive Plan - Shares issued to employees under the plan are recorded at fair market value at the date of the grant and are amortized to compensation expense over a two-year vesting period.

Net Income (Loss) Per Share - Net income (loss) per share has been computed based on the weighted average number of shares outstanding during the year. Stock options and warrants are considered anti-dilutive and have not been considered in the computation.

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

Fair Value of Financial Instruments - The amounts reported in the balance sheets for cash and accounts receivables and accounts payable approximated fair value.

Concentration of Credit Risk - The Company was subject to credit risk through receivables. Credit risk with respect to receivables was minimized due to the credit worthiness of its then major customer and the large number of smaller customers, which spread the risk.

Asset Impairment - Assets are reviewed for impairment when a specific event indicats that the carrying value of an asset may not be recoverable and on an annual basis in conjunction with the preparation of the annual report. Recoverability is assessed based on estimates of future cash flows expected to result from the use and eventual disposition of the asset. If the sum of expected undiscounted cash flows is less than the carrying value of the asset, an impairment loss is recognized. The impairment loss is measured as the amount by which the carrying amount of the asset exceeds its estimated fair value.

C        Inventory

Inventory at June 30, 1997 and 1996 consisted of the following:

                                            1997                 1996
                                            ----                 ----

Raw Materials                                -                $ 262,858
Work-in-process                              -                  134,911
Finished Goods                               -                   47,460
                                        ------------- ------------------
Total                                        -                $ 445,229
                                        ============= ==================






D        Equipment and Improvements

Equipment and improvements at June 30, 1997 and 1996, which were recorded at cost, consisted of the following:
                                                  1997                1996
                                                  ----                ----

Furniture and fixtures                               $1,506        $    59,746
Leasehold improvements                                  -              176,299
Machinery and equipment                                 -              666,259
                                              --------------      -------------
                                                                       902,304
Less accumulated depreciation
     and amortization                                   -              618,578
                                              --------------      -------------
                                                    $ 1,506        $   283,726
                                              ==============      =============

E        Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at June 30, 1997 and 1996 consisted of the following:

                                                      1997              1996
                                                      ----              ----

Accounts payable - trade                           $ 22,346          $ 257,878
Accrued payroll and related expenses                 50,000             46,728
Other                                               -                   43,510
                                              ==============     ==============
                                                   $ 72,346          $ 348,116
                                              ==============     ==============


F        Related Party Transactions

In February 1993, the Company obtained a non-revolving, multiple drawdown line of credit from a bank in the amount of $500,000. To enable the Company to obtain such line of credit, John Pappajohn became a guarantor of the Company's borrowings under the demand note and pledged a money market account owned by him in the amount of $500,000, as collateral security for his performance under the guaranty. The Company had granted to Mr. Pappajohn a security interest in its tangible and intangible assets (excluding certain equipment which it is attempting to lease) as collateral in the event the bank called his guarantee. In consideration of his action as such guarantor and pledging his money; market account as foresaid, the Company granted Mr. Pappajohn a warrant expiring February 17, 1998 to purchase 10,000 shares of the Common |Stock at $10.00 per share. The Company also agreed to grant him a warrant to purchase up to 8,000 shares of the Common Stock for each $100,000 as and when drawn by the Company under the line of credit. Each of these warrants would be exercisable for a period of five years from its respective date of grant at $10.00 a share. Mr. Pappajohn was also granted registration rights with respect to the shares of the Common Stock issuable upon exercise of these warrants. Subsequently, the Company borrowed the $500,000. As a result of this borrowing, the Company issued to Mr. Pappajohn additional warrants to purchase 40,000 shares of the Common Stock. After giving effect to the anti-dilution provisions of these warrants, Mr. Pappajohn had received, as consideration for his guaranty and pledge, warrants to purchase as of June 30, 1997 an aggregate of 144,681 shares of the Common stock at an exercise price of $3.46 a share. Such warrants expire in February and March 1998.

Sales to Tepnel Diagnostics, PLC, a United Kingdom company which owns 62,500 shares of the Company's Common Stock was $54,249 and $56,175 in Fiscal years ended June 30, 1997 and 1996 respectively.

 G       Stockholders' Equity

During Fiscal 1993, the Company granted to the holders of record on May 13, 1993 (the "Record Date") of all of its outstanding shares of the Common Stock the nontransferable right (the "Rights") to subscribe for Units at $5.00 per Unit (the "Subscription Price") on the basis of one Unit for every 1.36 shares of the Common Stock owned on the Record Date. Each Unit consisted of one share of the Common Stock and a Redeemable Common Stock Purchase Warrant expiring June 30, 1996 (subsequently extended to December 31, 1996) to purchase one share of the Common Stock at $5.50 per share. These warrants subsequently expired on December 31, 1996, except for the related underwriters' warrants which expire on June 30, 1998. There are 182, 808 of such warrants with an exercise price of $2.28.

The Company has issued options and warrants to directors, officers, employees and others as additional incentives for prior and future services.

On September 22, 1994, the Board of Directors ratified the adoption of the Drug Screening Systems, Inc. Stock Option Plan of 1994 (the "1994 Option Plan") which provides for the granting of non-qualified stock options to purchase up to 500,000 shares of the Common Stock, subject to possible adjustment in the event of stock dividends, stock splits and similar transactions. Pursuant to the 1994 Option Plan, options may be granted to key employees, officers, directors, consultants and advisers of the Company and, if later incorporated, subsidiaries; the options may become exercisable in installments; the exercise price of an option may not necessarily be at the fair market value of the Common Stock at its date of grant; the expiration date of an option may be five to ten years after its date of grant; and there is a provision permitting exercise if there is a "change in control" (which definition does not include a transaction approved by the then current directors). Pursuant to this Plan, options to purchase an aggregate of 270,000 shares of the Common Stock at $0.625 a share were granted on July 29, 1994 and an option to purchase 25,000 shares at $1.375 a share was granted on September 22, 1994 (the prices per share were the fair market values at the dates of respective grants). The exercise price of the option issued on September 22, 1994 was subsequently reduced to $0.625 to reflect a drop in the market price. During its December 1995 meeting, the Board further reduced the exercise price for options granted to active officers and its consultant to $0.25 to reflect an additional drop in the market price. These options are exercisable immediately on the respective date of grant and expire five years from the respective date of grant regardless of the current status with the Company. Options to purchase an aggregate of 50,000 shares of Common Stock at $0.25 were granted on June 16,1997

All options and warrants have been issued with exercise prices equivalent to the market value of the Common Stock at the date of grant except for options granted on June 16, 1997 which were issued at $0.25 and fair market value at date of grant was $0.17. As of June 30, 1997, options and warrants to purchase 761,029 shares of the Common Stock were currently exercisable. A summary of the Company's option and warrant activity for the years ended June 30, 1997 and 1996 follows. The following table reflects the anti-dilutive provisions of the options and warrants through August 31, 1997.


                          Warrants Issued     Warrants Issued                                              Options
                            in connection        to Directors         Warrants      Key Employees        issued to
                                     with        Officers and        issued to              Stock     Officers and
                          Rights Offering           Employees    Other Parties        Option Plan        Employees
                          ---------------           ---------    -------------        -----------        ---------

Outstanding June 30, 1995       1,929,024           320,563           387,568            10,346           495,781

Options granted
Options and warrants expired                                         (123,357)                           (189,008)
                               ----------        ----------        ----------        ----------        ----------

Outstanding June 30, 1996       1,929,024           320,563           267,376            10,346           306,773


Options granted                                                                                            50,000
Options and warrants expired   (1,746,216)         (175,882)         (178,836)          (10,346)          (11,773)
                               ----------        ----------        ----------        ----------        ----------

Outstanding June 30, 1997         182,808           144,681            88,540              --             345,000
                               ==========        ==========        ==========        ==========        ==========


Exercise price of
outstanding
options and warrants           $     2.28        $     3.46        $     2.46                         $0.25-$0.62



The Company's Board of Directors is expressly authorized, without shareholder approval, to determine with respect to the Preferred Stock, the preferences, privileges, voting rights and other characteristics set forth in the articles of incorporation. There are no shares of Preferred Stock issued and outstanding.

H        Commitments and Contingencies

The Company leased facilities, which it utilized as its administrative, research and development manufacturing, quality control, warehousing and shipping facilities. The leases, as amended, with an unaffiliated landlord, expired on June 30, 1997. The monthly base rental was $4,712. Rental expenses under these leases was $75,993 and $78,963 in Fiscal 1997 and 1996, respectively.

I        Income Taxes and Net Operating Loss Carryforwards

The tax effects of significant items comprising the Company's net deferred taxes as of June 30, 1997 and 1996 were as follows:

                                                 1997               1996
                                                 ----               ----
Deferred tax assets:
  Property                                   $        -          $     44,000
  Allowance for doubtful accounts                 24,000               20,000
  Vacation  accrual                                   -                 4,000
Operating loss carryforwards                   6,100,000            6,100,000
Valuation allowance                           (6,124,000)          (6,168,000)
                                            =============      ==============
                                                      -                    -
                                            =============      ==============




The change in the valuation allowance for Fiscal 1997 was a decrease of approximately $44,000 as a result of the increase in doubtful accounts for Fiscal 1997, offset by deductions in the property accounts and the vacation accrual.

There was no provision for current income taxes for either Fiscal 1997 or 1996.

The federal and state net operating loss carryforwards of approximately $14,200,000 expire in varying amounts through 2011.

The Company has had numerous transactions in its Common Stock. Such transactions may have resulted in a change in the Company's ownership as defined in the Internal Revenue Code Section 382. Such change may result in an annual limitation on the amount of the Company's taxable income which may be offset with its net operating loss carryforwards. The Company has not evaluated the impact of Section 382, if any, on its ability to utilize its net operation loss carryforwards in future years.

J        Major Customers, Etc.

During Fiscal 1997, sales to BWIS were $751,775 (39% of the gross revenues of the Company), During Fiscal 1996, sales to BWIS accounted for $1,041,245 (49% of the gross revenues of the Company). No other customer accounted for 10% or more of the Company's gross revenues

K        Restrictive Stock Incentive Plan

In February 1990, the Company adopted a Restrictive Stock Incentive Plan, which allows for issuance of up to 75,000 shares of the Common Stock to certain key employees. Provisions of the plan require continued employment and prohibit the sale or transfer of shares issued for two years from the date of the allocation.

As of June 30, 1997, the Company had issued an aggregate of 41,800 shares of the Common Stock under such plan; none were issued in Fiscal 1997 or 1996. These shares were recorded at the fair market value at the date of the stock allocation. The Company records compensation expense for a period of 24 months from the date of the stock allocation.
No compensation expense was recognized in Fiscal 1997 or Fiscal 1996.

As of June 30, 1997, 33,200 shares of the Common Stock were reserved for future issuances under the Restrictive Stock Incentive Plan.

N        Litigation

These is no current litigation involving the Company .

ITEM 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were none.


                                   PART III

ITEM 9            Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act

Directors

         As of September 1, 1997, the directors of the Company were:

                                                                                   Year First
                                                                                   Became an
Name                        Age     Position with the Company                      Officer
----                        ---     --------------------                           ----------
John Pappajohn              69      President of Equity Dynamics, Inc., a          1991
                                    financial consulting and venture capital
                                    firm

Stephen C. Turner           52      Chief Executive Officer of Oncor, Inc.,        1991
                                    a manufacturer of genetic medical
                                    diagnostics

Jeff  Davidowitz            41      President of Penn Footwear, a company          1994
                                    that manufactures shoes


All directors hold office until the next Annual Meeting of Shareholders of the Company or until their successors have been duly elected and qualified. Each of the current directors was elected at the Annual Meeting of Shareholders on June 16, 1997.

Executive Officers

         As of September 1, 1997, the sole executive officer of the Company was:


                                                                                   Year First
                                                                                   Became an
Name                        Age     Position with the Company                      Officer
----                        ---     -------------------------                      ----------

Patrick J. Brennan, CPA     52      Vice President, Chief Financial                1994
                                    & Accounting Officer and Secretary

         Joseph R. Shaya was hired by the Board on June 1, 1994 as a consultant to the Company to fulfill the duties of Acting President and Chief Executive Officer, reporting directly to the Board, until an officer was engaged to perform such duties as an employee. Mr. Shaya's services were ended on June 27, 1997 after the successful sale to Casco.

         Each executive officer of the Company will serve until the first meeting of the Board of Directors following the next Annual Meeting of Shareholders or until the Board otherwise directs.

Family Relationships

         There are no family relationships among any of the directors or the sole executive officer of the Company.

Business History

         John Pappajohn, a director of the Company since December 1991, has been the President of Equity Dynamics, Inc., a financial consulting and venture capital firm, and the sole owner of Pappajohn Capital Resources, a venture capital firm, since 1969. Mr. Pappajohn is a member of the Board of Directors of the following public companies: Pace Health Systems, Inc., a medical software company; Core Management, Inc. a worker's compensation software company; United Systems Technology, Inc., a municipal software company; BioCryst Pharmaceuticals, Inc., a pharmaceutical company; and, OncorMed, Inc., which is a genetic based cancer screening service.

         Stephen C. Turner, a director of the Company since December 1991, has been, since August 1983, the Chairman of the Board and Chief Executive Officer of Oncor, Inc., a public company which manufactures genetic medical diagnostics, and OncorMed, Inc., a public company which is a genetic based cancer screening service.

         Jeff Davidowitz, a director of the Company since June 22, 1994, has been President of Penn Footwear, a private company that manufactures shoes, since January 1, 1991. Prior to that, he was Vice President of Penn Footwear.

         Patrick J. Brennan, CPA joined the Company on September 27, 1994 as Vice President, Chief Financial Officer, Chief Accounting Officer and Secretary. Prior to that, Mr. Brennan was Chief Financial Officer of Enzymatics, Inc., a Biotech company, from June 1993 until March 1994. Prior to that, he served as Chief Financial Officer for American Film Technologies, Inc. ("AFT"), a film coloring and animation company, from August 1988 until December 1992. In February 1991, Mr. Brennan was elected to the Board of Directors of AFT. Mr. Brennan continued to serve on the Board after his resignation as Chief Financial Officer. In October 1993, AFT filed for bankruptcy under Chapter 11 of the Federal Bankruptcy Code. Mr. Brennan, as well as most directors, resigned upon the acquisition by a new investor. From December 1992 to June 1993 and from March 1994 to September 1994, Mr. Brennan was an independent consultant.

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

Compliance with Section 16(a) of the Exchange Act

         Based solely on a review of Forms 3 and 4 furnished to the Company under Rule 16a-3(e) promulgated under the Exchange Act with respect to Fiscal 1997, the Company is not aware of any director or officer of the Company who failed to file on a timely basis, as disclosed in such forms, reports required by Section 16(a) of the Exchange Act during Fiscal 1997 or prior years. The Company is not aware of any beneficial owner of 10% or more of the outstanding shares of the Common Stock, which is the only security of the Company registered under Section 12 of the Exchange Act, other than John Pappajohn who is a director of the Company. See Item 11 to this Report.

ITEM 10  Executive Compensation

Summary Compensation Table

         The following table sets forth summary compensation information during Fiscal 1997, Fiscal 1996 and the fiscal year ended June 30, 1995 awarded to, earned by or paid to the Acting Chief Executive Officer during Fiscal 1997 (until June 27, 1997) and the other executive officer as of June 30, 1997 whose total annual salary and bonuses exceeded $100,000.



                                                Annual Compensation              Long-term
                         Year              ------------------------------       Compensation
      Name and                                                  Other          Awards/Options        All Other
      Principal                                                 Annual             SARS(1)         Compensation
      Position           Year              Salary            Compensation                               $
         (a)             (b)                 (c)                  (d)                (e)
      ---------          ----              ------            ------------      --------------      -------------
Joseph R. Shaya,         1997              180,000               none             25,000               none
Acting President
& CEO                    1996              180,000               none               none               none

                         1995              180,000               none            125,000               none
------------------------------------------------------------------------------------------------------------
Patrick J. Brennan       1997              109,000               none             25,000               None
Vice President,
Chief Financial &        1996              106,917               none               none               None
Accounting Officer,
Secretary                1995               77,600               none             25,000               none


 (1)     Amounts reflect anti-dilution provisions of options.

         The Company has never granted any stock appreciation rights (SARS). There were no long-term incentive plan awards granted in Fiscal 1997. There are no other plans pursuant to which cash or non-cash compensation was paid or distributed during Fiscal 1996 or 1997 or pursuant to which cash or non-cash compensation is proposed to be paid or distributed in the future to the executive officers of the Company in respect to Fiscal 1996 or 1997.

Option/SARS Grants in the Last Fiscal Year.

         There were stock options to purchase an aggregate of 50,000 shares of the Common Stock granted in Fiscal 1997 as indicated in the following table.


                            Number of         Percent of Total
                           Securities        Options Granted to
                       Underlying Options       Employees in         Exercise Price         Expiration
        Name                 Granted            Fiscal Year             $/Share                Date
---------------------- -------------------- --------------------- --------------------- --------------------
Joseph R. Shaya            25,000                   N/A                 $0.25                6/5/02

Patrick J. Brennan         25,000                  100%                 $0.25                6/5/02


Aggregated Option/SAR Exercises during Fiscal 1997 and
Option/SAR Values at June 30, 1997


                                                                                           Value ($) of
                                                                    Number (#) of          Unexercised
                                                                     Unexercised           in-the-Money
                               Shares                                Options/SARs          Options/SARs
                              Acquired              Value          at June 30,1997       at June 30,1997
                                 on               Realized           Exercisable/          Exercisable/
         Name                 Exercise               ($)          Unexerciseable (3)      Unexerciseable
          (a)                    (b)                 (c)                 (d)                   (e)
------------------------ -------------------- ------------------ --------------------- ---------------------
Joseph R. Shaya                 None                None              150,000/0                None
Acting President
& CEO (1)

Patrick J. Brennan,             None                None               50,000/0                None
VP, CFO &
Secretary (2)



(1) Mr. Shaya joined the Company as a consultant on June 1, 1994 and resigned on June 27, 1997.

(2)   Mr. Brennan joined the Company on September 27, 1994.

(3)   These amounts reflect anti-dilution provisions of the options.

 .

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

         Pursuant to the 1994 Option Plan, options to purchase an aggregate of 270,000 shares of the Common Stock at $0.625 a share (the fair market value at the date of grant) were granted on July 29, 1994 and an option to purchase 25,000 shares at $1.375 a share (the fair market value at the date of grant) was granted on September 22, 1994 (subsequently reduced to $.0625 to reflect current market). During its December 1995 meeting, the Board further reduced the exercise price for options granted to active officers and its consultant to $0.25 to reflect an additional drop in the market price. Options to purchase an aggregate of 50,000 shares of the Common Stock at $0.25 a share (the fair market value at the date of grant) were granted on June 16, 1997. These options are exercisable on the respective date of grant and expire five years from the respective date of grant.


  Name of Optionee                  Position with Company                       Number of Shares
  ----------------                  ---------------------                       ----------------

Granted July 29, 1994
Joseph Shaya                        Consultant (resigned 6/27/97)                       125,000
Robert G. Wallace                   Sales Consultant                                     50,000
Stephen C. Turner                   Director                                             25,000
Anthony Ian Newman                  Director                                             25,000
Jeff Davidowitz                     Director                                             25,000
Kenneth S. Carpenter                Vice President (resigned 7/26/96)                    10,000
Jeffrey M. Bachrach                 Consultant                                           10,000

Granted September 22, 1994
Patrick J. Brennan                  Vice President,Chief Financial
                                           Officer and Secretary                         25,000
Granted June 16, 1997
Joseph Shaya                        Consultant (resigned 6/27/97)                        25,000
Patrick J. Brennan                  Vice President,Chief Financial
                                           Officer and Secretary                         25,000


ITEM 11  Security Ownership of Certain Beneficial Owners

(a)      Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information at August 31, 1997, based upon information obtained from the persons named below or, in the case of James A. Gordon and William Davidowitz, based on their filings under the Exchange Act, with respect to the beneficial ownership of shares of the Common Stock, which is the sole voting security of the Company, by each person known by the Company to be the owner of more than 5% of the outstanding shares of the Common Stock:


                                    Number of Shares of
Name and Address of                    Common Stock                 Percent of
Beneficial Owner                    Beneficially Owned              Class(1)
----------------                    ------------------              --------

John Pappajohn (2)                         1,436,408(3)                 31.3%
c/o Pappajohn Capital Resources
2116 Financial Center
Des Moines, Iowa 50309

James A. Gordon                             785,093                    17.7
Edgewater Private Equity Fund L.P.
666 Grand Avenue, Suite 200
Des Moines, Iowa 50309

Jeff Davidowitz(2)                          410,000(4)                  9.2%
c/o JIBS Equities
Line and Grove Streets
PO Box 87
Nanticoke, PA  18634

William Davidowitz                          260,000                     5.8%
PO Box 87
Nanticoke, PA  18634

(1) The percentages are based upon 4,446,017 shares of the Common Stock being outstanding on September 1, 1997 and, where appropriate, effect is given to the exercise of warrants or options as required by Rule 13d-3(d)(1)(i) under the Exchange Act.

(2)  A director of the Company.

(3) Includes an aggregate of 144,681 shares, after giving effect to anti-dilution provisions, subject to warrants expiring February 17, 1998, February 18, 1998. March 11, 1998 and March 30, 1998 granted to Mr. Pappajohn in connection with a loan guaranty and pledge

(4) Reflects 25,000 shares issuable upon exercise of an option expiring August 9, 1999.


(b)      Security Ownership of Management

Set forth below is information with respect to shares of the Common Stock beneficially owned as of August 31, 1997, based upon information obtained from the persons named below, by each director of the Company, by the Acting Chief Executive Officer through June 27, 1997, by the sole executive officer as of June 30, 1997, whose compensation exceeded $100,000 in Fiscal 1997 and by all current directors and executive officers as a group:

Name and Address of                    Amount of Beneficial       Percent of
Beneficial Owner                            Ownership             Class(1)
----------------                            ---------             --------

John Pappajohn(2)                             1,436,408(3)          31.3%
c/o Pappajohn Capital Resources
2116 Financial Center
Des Moines, Iowa  50309

Stephen C. Turner(2)                             26,000(4)           0.6%
c/o Oncor, Inc.
 209 Perry Parkway
Gaithersburg, MD  20877

Jeff Davidowitz(2)                              410,000(4)           9.2%
c/o JIBS Equities
Line and Grove Streets
PO Box 87
Nanticoke, PA  18634

Joseph R. Shaya (5)                             150,000(6)           3.3%
1951 Sage Drive
Golden, CO 80401

Patrick J. Brennan, CPA                          50,000(7)           1.1%
c/o Drug Screening Systems, Inc.
P. O. Box 579
Blackwood, NJ 08012

All Executive Officers and
Directors as a Group (4 persons)              1,922,408             41.2%
---------------

(1)  See Note (1) to the first table in this Item 11 to this Report.

(2)  See Note (2) to the first table in this Item 11 to this Report.

(3)  See Note (3) to the first table in this Item 11 to this Report.

(4) Reflects 25,000 shares issuable upon exercise of an option expiring August 9, 1999.

(5) Mr. Shaya served as a consultant to the Company from June 1, 1994 to June 27, 1997, during which period he served as the Acting President and Chief Executive Officer of the Company.

(6) Reflects 125,000 shares issuable upon exercise of an option expiring August 9, 1999 and 25,000 shares issuable upon exercise of an option expiring June 16, 2002.

(7) Reflects 25,000 shares issuable upon exercise of an option expiring August 9, 1999 and 25,000 shares issuable upon exercise of an option expiring June 16, 2002.



ITEM 12  Certain Relationships and Related Transactions

         Mr. John Pappajohn is the major shareholder and a member of the Board of DSSI Corporation. Mr. Pappajohn has purchased shares of the Common Stock in the private placements and has recently loaned funds to the Company to keep the Company solvent. Mr. Pappajohn has no other transactions of a reportable nature with the Company during Fiscal 1996 and Fiscal 1997.

         Mr. Joseph R. Shaya was hired as a consultant to the Company to perform the duties of Acting President and Chief Executive Officer. Mr. Shaya's compensation for these services are described elsewhere in this Report. Mr. Shaya had no other transactions of a reportable nature with the Company during Fiscal 1996 and Fiscal 1997. Mr. Shaya resigned June 27, 1997.

                                    PART IV

ITEM 13  Exhibits, List and Reports on Form 8-K

(a)      Exhibits

The exhibits listed below which are marked with a footnote reference were filed with a prior registration statement filed under the Securities Act of 1933, as amended or in a periodic report or proxy statement filed under the Exchange Act and are incorporated herein by this reference. The exhibits listed below which are not marked with a footnote reference are filed with this Form 10-KSB.

Number            Exhibit

2 Purchase and Sale Agreement dated March 14, 1997 for the sale of the majority of the Company's assets and business to Casco Standards, Inc. (9)

2(a) Stock Purchase Agreement dated August 18, 1997 with Michael J. Blumenfeld. (10)

3(a)       Copy of Articles of Incorporation of the Company. (1)

3(a)(1) Copy of Certificate of Amendment to Articles of Incorporation of the Company filed on December 29, 1987. (1)

3(a)(2) Copy of Certificate of Amendment to Articles of Incorporation of the Company filed on December 24, 1991. (1)

3(a)(3) Copy of Certificate of Amendment to Articles of Incorporation of the Company filed on May 5, 1993. (2)

3(a)(4) Copy of Certificate of Amendment to Articles of Incorporation of the Company filed June 30, 1997.

3(b)       Copy of By-Laws of the Company. (1)

4(a)       Specimen Certificate of Common Stock, $0.01, par value, of the
           Company. (3)

10(a) Copy of Warrant Agency Agreement dated as of June 4, 1993 between the Company and Continental Stock Transfer & Trust Company, as Warrant Agent. (4)

10(a)(1)   Proof of Redeemable Warrant expiring June 3, 1996 of the Company.
           (4)

10(b)      Form of Underwriter's Unit Purchase Warrant of the Company. (5)

10(b)(1)   Form of Underwriter's Warrant of the Company. (5)

10(c)      Copy of the 1988 Stock Option Plan of the Company. (1)

10(c)(1)   Copy of the 1994 Stock Option Plan of the Company.

10(d)      Copy of Employee Restricted Stock Plan of the Company. (6)

10(e) Copy of Warrant expiring September 30, 1996 of the Company issued to John Pappajohn. (3)

Number            Exhibit

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

10(I)(2) Copy of Exclusive Distributorship, Sale and Service Agency Agreement dated January 15, 1993 among the Company, BPS and Wells Fargo Investigative Services, Inc. (now Borg Warner Investigative Services, Inc.) restating and amending the Agreement, as previously amended, filed as Exhibits 10(i) and 10(i)(1). (3)

10(I)(3) Copy of Distributorship, Sale and Service Agency Agreement dated May 8, 1995 between the Company and Borg Warmer Information Services, Inc. restating and amending the Agreement as previously amended, filed as Exhibits 10(I), 10(I)(1) and 10(I)(3).

10(I)(4) Copy of the Exclusive Distribution Agreement dated March 5, 1996 between the Company and U. S. Distribution, a division of Baxter Healthcare Corporation. (8)

Number            Exhibit

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

10(k)(1) Copy of security agreement dated January 18, 1993 between the Company and John Pappajohn. (3)

10(k)(2) Copy of security letter agreement dated January 18, 1993 between the Company and John Pappajohn. (3)

10(l) Copy of Promissory Note dated August 18, 1988 of Robert G. Wallace to the Company. (3)

10(l)(1) Copy of Pledge Agreement dated August 18, 1989 by Robert G. Wallace to the Company. (6)

10(l)(2) Copy of Extension Notes dated November 18, 1988 and July 1, 1991 relating to Exhibit 10(l) hereto. (6)

10(l)(3) Copy of Extension Note dated April 8, 1983 relating to Exhibit 10(l) hereto. (3)

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

Number            Exhibit

10(u) Copy of Exclusive License and Distributorship Agreement dated April 21, 1994 between the Company and AccuScreen Labs, Inc.

10(u)(1) Copy of Non-Exclusive Distribution Agreement dated November 11, 1993 between the Company and AccuScreen Labs, Inc.

10(v) Copy of Exclusive Distribution Agreement dated May 3, 1994 between the Company and Rimstar Trading Company.


------------

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

(5) Filed as an exhibit to the Company's Current Report on Form 8-K filed on July 12, 1993.

(6) Filed as an exhibit to a Post-Effective Amendment to the Company's Registration Statement on Form S- 18, File No. 33-19770-NY.

(7) Filed as an exhibit to the Company's Annual Report on Form 10- KSB for the year ended June 30, 1993.

(8) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996.

(9) Filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting held on June 16, 1997.

(10)       Filed as an exhibit to the Company's Form 8-K/A filed on September
           11, 1997.



(b)        Reports on Form 8-K

           Report of Form 8-K dated 8/20/97, amended 9/11/97 to include a copy of stock purchase agreement between DSSI Corporation and Purchaser Michael J. Blumenfeld.

                                  SIGNATURES

In accordance with Sections 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             DRUG SCREENING SYSTEMS, INC.

                             /s/ Patrick J. Brennan
                             ---------------------------------------
                             Vice President, Chief Financial Officer

Dated: September  23, 1997

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                   Title                               Date
---------                                   -----                               ----

/s/ John Pappajohn                           Director                           September  23, 1997
----------------------------
John Pappajohn

/s/ Stephen C. Turner                        Director                           September  23, 1997
----------------------------
Stephen C. Turner

/s/ Jeff Davidowitz                          Director                           September  23, 1997
----------------------------
Jeff Davidowitz

/s/ Patrick J. Brennan                       Principal Financial                September 23, 1997
----------------------------                 and Accounting Officer
Patrick J. Brennan