Form 10KSB/A
period 1997-06-30
DRUG SCREENING SYSTEMS INC
filed 1997-10-31
CIK 828747

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

Effective July 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which requires expanded disclosures of stock-based compensation arrangements with employees. SFAS 123 encourages, but does not require, compensation costs to be measured based on the fair value of the equity instrument awarded. It allows the Company to continue to measure compensation cost for these plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company has elected to continue to recognize compensation cost based on the intrinsic value of the equity instrument awarded as promulgated in APB 25. The effect on pro forma net income and pro forma earnings per share would be immaterial if compensation costs were measured based on the fair value of the equity instrument awarded and therefore the disclosure of these amounts has been omitted. The fair value of the options granted during the year ended June 30, 1997 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used: risk-free interest rate of 6.38%, expected volatility of 300% and expected life of 5 years.

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

Asset Impairment - Assets are reviewed for impairment when a specific event indicats that the carrying value of an asset may not be recoverable and on an annual basis in conjunction with the preparation of the annual report. Recoverability is assessed based on estimates of future cash flows expected to result from the use and eventual disposition of the asset. If the sum of expected undiscounted cash flows is less than the carrying value of the asset, an impairment loss is recognized. The impairment loss is measured as the amount by which the carrying amount of the asset exceeds its estimated fair value. No impairment loss was required for Fiscal 1997 or 1996.

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

On September 22, 1994, the Board of Directors ratified the adoption of the Drug Screening Systems, Inc. Stock Option Plan of 1994 (the "1994 Option Plan") which provides for the granting of non-qualified stock options to purchase up to 500,000 shares of the Common Stock, subject to possible adjustment in the event of stock dividends, stock splits and similar transactions. Pursuant to the 1994 Option Plan, options may be granted to key employees, officers, directors, consultants and advisers of the Company and, if later incorporated, subsidiaries; the options may become exercisable in installments; the exercise price of an option may not necessarily be at the fair market value of the Common Stock at its date of grant; the expiration date of an option may be five to ten years after its date of grant; and there is a provision permitting exercise if there is a "change in control" (which definition does not include a transaction approved by the then current directors). Pursuant to this Plan, options to purchase an aggregate of 270,000 shares of the Common Stock at $0.625 a share were granted on July 29, 1994 and an option to purchase 25,000 shares at $1.375 a share was granted on September 22, 1994 (the prices per share were the fair market values at the dates of respective grants). The exercise price of the option issued on September 22, 1994 was subsequently reduced to $0.625 to reflect a drop in the market price. During its December 1995 meeting, the Board further reduced the exercise price for options granted to active officers and its consultant to $0.25 to reflect an additional drop in the market price. These options are exercisable immediately on the respective date of grant and expire five years from the respective date of grant regardless of the current status with the Company. Options to purchase an aggregate of 50,000 shares of Common Stock at $0.25 were granted on June 16,1997

All options and warrants have been issued with exercise prices equivalent to the market value of the Common Stock at the date of grant except for options granted on June 16, 1997 which were issued at $0.25 and the fair market value at date of grant was $0.17. There were no options granted during the year ended June 30, 1996. As of June 30, 1997, options and warrants to purchase 761,029 shares of the Common Stock were currently exercisable. A summary of the Company's option and warrant activity for the years ended June 30, 1997 and 1996 follows. The following table reflects the anti-dilutive provisions of the options and warrants through August 31, 1997.



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


Effective July 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which requires expanded disclosures of stock-based compensation arrangements with employees. SFAS 123 encourages, but does not require compensation costs to be measured based on the fair value of the equity instrument awarded. It allows the Company to continue to measure compensation cost for these plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company has elected to continue to recognize compensation cost based on the intrinsic value of the equity instrument awarded as promulgated in APB 25. The effect on pro forma net income and pro forma earnings per share would be immaterial if compensation costs were measured based on the fair value of the equity instrument awarded and therefore the disclosure of these amounts has been omitted. The fair value of the options granted during the year ended June 30, 1997 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used: risk-free interest rate of 6.38%, expected volatility of 300% and expected life of 5 years.

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