Form 10QSB
period 1997-09-30
DSSI CORP
filed 1997-11-14
CIK 828747

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                  FORM 10-QSB

[X]      QUARTERLY REPORT UNDER SECTION 3 or 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

             for the quarterly period ended September 30, 1997; or


[ ]    TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE
                      EXCHANGE ACT

       for the transition period from ___________________ to ___________________

                        Commission file number 0-17293



                               DSSI Corporation
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


             Pennsylvania                                      22-2795073
     ----------------------------                           ----------------
     (State or other jurisdiction                           (I.R.S. Employer
   of incorporation or organization)                       Identification No.)

                    P. O. Box 1570, West Chester, PA 19380
--------------------------------------------------------------------------------
                   (Address of principal executive offices)

                                (610) 696-3479
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

On September 30, 1997, there were 4,446,017 shares of the issuer's Common Stock, $0.01 par value, outstanding.

                               DSSI Corporation

                                     INDEX


                                                                    Page
                                                                    ----

Part I - Financial Information

Item 1 - Financial Statements                                         3

Item 2 - Management's Discussion and Analysis                         9
         or Plan of Operation



Part II - Other Information

Item 1 - Legal Proceedings                                            9

Item 2 - Changes in Securities                                        9

Item 3 - Defaults Upon Senior Securities                              9

Item 4 - Submission of Matters to a Vote of Security Holders          9

Item 5 - Other Information                                            10

Item 6 - Exhibits and Reports on Form 8-K                             10

                        PART I - FINANCIAL INFORMATION


Item 1. Financial Statements.

The accompanying unaudited condensed financial statements of DSSI Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310 of Regulation S-B of the Securities and Exchange Commission. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998 ("Fiscal 1998"). The accompanying condensed financial statements and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-KSB (the "Annual Report") for the year ended June 30, 1997 ("Fiscal 1997").



                                                                        Page
                                                                        -----
Index to Financial Statements


Balance Sheets at September 30, 1997 (unaudited) and June 30, 1997         4

Statements of Operations and Accumulated Deficit (unaudited) for the
         three months ended September 30, 1997 and 1996                    5

Statement of Cash Flows (unaudited) for the three months ended
         September 30, 1997 and 1996                                       6

Notes to Financial Statements                                              7

DSSI Corporation
 Balance Sheets, September 30, 1997 (Unaudited) and June 30, 1997


                                                                                      September 30,             June 30,
                                                                                           1997                   1997
                                                                                   -----------------      -----------------
 Assets
 Current Assets:
   Cash  and cash equivalents                                                     $         606,203       $        801,979

   Accounts receivable, net of allowance of $50,000 at September 30, 1997 and $60,000 at June 30, 1997
                                                                                              4,411                 53,073
  Receivable from purchase holdback
                                                                                            156,000                160,000
   Prepaid expenses and other
                                                                                             19,912                 42,044
                                                                                   -----------------      -----------------
 Total Current Assets
                                                                                            786,526              1,057,096

 Equipment and improvements, net
                                                                                              1,380                  1,506

 Other Assets:
   Deposits
                                                                                                150                  8,585
                                                                                   -----------------      -----------------
 Total Assets                                                                       $       788,056       $      1,067,187
                                                                                   =================      =================



 Liabilities and Stockholders' Equity
 Current Liabilities:
   Current maturities of long-term debt and capital leases                           $       10,388       $        233,213
   Accounts payable and accrued expenses
                                                                                             55,735                 72,346
                                                                                   -----------------      -----------------
      Total Current  Liabilities
                                                                                             66,123                305,559

 Commitments and contingencies
                                                                                                  -                      -

 Stockholders' Equity
   Class "A" preferred stock, $0.01 par value; 2,000
      shares authorized; none issued
                                                                                                  -                      -
   Common stock, $0.01 par value; 20,000,000
      shares authorized; 4,446,017 shares at September 30, 1997 and
       June 30, 1997 issued and outstanding
                                                                                             44,460                 44,460
   Additional paid-in-capital
                                                                                         15,118,555             15,118,555
   Accumulated deficit
                                                                                        (14,441,082)           (14,401,387)
                                                                                   -----------------      -----------------
      Total Stockholders' Equity
                                                                                            721,933                761,628
                                                                                   -----------------      -----------------

 Total Liabilities and Stockholders' Equity                                        $        788,056       $      1,067,187
                                                                                   =================      =================

 See notes to financial statements

DSSI Corporation

 Statements of Operations and Accumulated Deficit (unaudited) For Three Months ended September 30, 1997 and 1996


                                                   Three Months ended September 30,
                                                         1997               1996
                                                        ------             ------
 Revenues                                          $         7,061     $       595,620
 Cost of sales                                                                 347,688
                                                   -----------------  -----------------

 Gross profit
                                                             7,061             247,932

 Operating expenses:
   Research and development
                                                                                98,368
   Selling, general and administrative
                                                            46,756             311,533
                                                   -----------------  -----------------
                                                            46,756             409,901
                                                   -----------------  -----------------
 Net loss
                                                           (39,695)           (161,969)

 Accumulated deficit - beginning of period         $   (14,401,387)   $    (14,443,208)
                                                   -----------------  -----------------
                                                   $   (14,441,082)   $    (14,605,177)
                                                   =================  =================
Net loss per share                                 $         (0.01)   $          (0.04)
                                                   =================  =================

 Weighted average number of shares
   outstanding                                           4,466,017           4,266,017
                                                   =================  =================














 See notes to financial statements

DSSI Corporation
Statements of Cash Flows for the Three Months (Unaudited)
Ended September 30, 1997 and 1996

                                                                                Three Months ended September 30,
                                                                                ---------------------------------
                                                                                   1997                   1996
                                                                                  ------                 ------
Cash flows from operating activities:
      Net loss
                                                                                  (39,695)               (161,969)
      Adjustments to reconcile net loss to net cash
      used
           Depreciation and amortization
                                                                                      126                  16,909
           Gain on sale of equipment held for sale
           Decrease (increase) in
           assets:
                Accounts receivable
                                                                                   48,662                  80,966
                Receivable from holdback
                                                                                    4,000
                Inventory
                                                                                        -                  70,343
                Prepaid expenses and other
                                                                                   22,132                 (51,627)
           Increase (decrease) in liabilities:
                Accounts payable and accrued expenses
                                                                                  (16,611)                 23,036
                                                                              ------------          --------------
Net cash provided by (used in) operating activities
                                                                                   18,614                 (22,342)
Cash flows from investing activities:
      Expenditures for equipment and improvements
                                                                                                          (14,631)
      Recovery of deposits
                                                                                    8,435
                                                                              ------------          --------------
Net cash provided by (used in) investing activities
                                                                                    8,435                 (14,631)

Cash flows from financing activities:
      Proceeds from non-bank financing
                                                                                        -                  95,258
      Principal payments on debt and capital leases
                                                                                 (222,825)                (74,900)
Net cash provided by financing activities                                        (222,825)                 20,358
                                                                              ------------          --------------
Net decrease in cash and cash equivalents
                                                                                 (195,776)                (16,615)

Cash and cash equivalents:
      Beginning of period
                                                                                  801,979                  91,807
                                                                              ------------          --------------
      End of period                                                            $  606,203           $      75,192
                                                                              ============          ==============
Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                                 $      574           $         782
                                                                              ============          ==============


See notes to financial statements

DSSI CORPORATION
Notes to Financial Statements
For the Three Months Ended September 30, 1997 and 1996

A.   Basis of Presentation

         As a result of the net losses aggregating $15,070,555 from inception through March 31, 1997, the Company's cash flows from operating activities had been negative. Accordingly, the Company had been required to finance its operations and research and development program primarily through proceeds received from its initial public offering in May 1988, the exercise of warrants thereafter and subsequent securities offerings, including the sale of shares of the Common Stock through a rights offering in June and July, 1993. The directors and other beneficial owners financed the Company from November 1994 until Fiscal 1997 with two private placements which resulted in aggregate gross proceeds of $825,000 and subsequent secured loans in principal amounts totaling $245,000. Total equity raised by the Company since inception is $15,113,015.

                  During Fiscal 1997, the Board unanimously approved the sale of substantially all of the assets to Casco Standards, Inc. ("Casco"). Effective June 16, 1997, Casco acquired the Company's inventory, capital equipment (except for leasehold improvements) and intellectual property. Casco also acquired the right to do business as Drug Screening Systems, Inc. Casco paid $1,908,635 plus a payment for an agreed-upon inventory build-up of the products. Sybron International Corporation ("Sybron"), Casco's ultimate parent, reported revenues of $674.5 million and net income of $57.6 million for its fiscal year ended September 30, 1996. Casco did not purchase the accounts receivable of the Company. As part of the agreement, Casco agreed to use its best efforts at collecting cash receipts for the Company. As of September 30, 1997, substantially all unreserved accounts receivable have been collected. As a condition of the agreement, the Company manufactured specific quantities of finished goods to have a six-month supply on hand for Casco.


         In April 1994, the Company, under the previous management, entered into an exclusive license and distributorship agreement with AccuScreen Labs, Inc. ("AccuScreen"). The Company granted AccuScreen the license to sell or distribute the Company's drug screening panel to direct marketing purchasers or to retailers in the United States. The license was for a term of five years and six months from the date permission from the Food and Drug Administration (the "FDA") to market the tests to direct marketing purchasers or to retailers was obtained. AccuScreen has invested funds in the efforts to prepare for the appropriate filings with the FDA, but, as of June 16, 1997, had not submitted a filing. Casco determined that it did not want to accept the assignment of the AccuScreen agreement and discussions among Casco, AccuScreen and the Company resulted in a termination agreement whereby the Company paid AccuScreen the sum of $600,000 upon closing of the Casco purchase. The termination fee paid to AccuScreen was reflected as a charge to earnings in Fiscal 1997 and is reflected in the Company's accumulated deficit. Casco increased its offer price from the originally accepted amount of $1,600,000 as adjusted for asset fluctuations by $350,000 to partially offset the effect of this payment.

     The Board continued the Company subsequent to the closing with Casco as a shell corporation, while seeking a potential business to enhance shareholder value. On August 18, 1997, the Company entered into an agreement to sell a controlling interest to Michael J. Blumenfeld who intends to have the Company enter into the business of distributing sports equipment to the institutional markets. Under this agreement, Mr. Blumenfeld will purchase 10,000,000 shares of the Common Stock of the Company for $2,000,000. In addition, current directors and a beneficial owner, or their designees will purchase 1,500,000 shares for $300,000. Upon completion of the transaction, the Company will change its name to Collegiate Pacific, Inc. and purchase the assets Mr. Blumenfeld has acquired in starting the operation. The transaction with Mr. Blumenfeld is subject to shareholder approval, which will be sought by proxy material filed pursuant to Section 14(a) of The Securities and Exchange Act.

B. Revenue Recognition

During Fiscal 1997, the Company recognized revenues at the time Product was shipped. The Company had an arrangement with a customer whereby title and risk of loss transfers to the customer upon transfer of Product from the Company's finished goods inventory into a segregated refrigeration unit on the Company's premises and, accordingly, the Company recognized revenues at the time such Product was transferred. Sales under this arrangement totaled $248,928 during the first three months of Fiscal 1997. There were no sales during the first three months of Fiscal 1998.

C.   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at September 30, 1997 and June 30, 1996 consist of the following:

                                       September 30          June 30
                                       ------------          -------

Accounts payable - trade                 $ 38,510            $ 22,346
Accrued expenses                           17.225              50,000
                                         --------            --------
                                         $ 55,735            $ 72,346
                                         ========            ========

D.   Income Taxes

The tax effects of significant items comprising the Company's net deferred taxes as of September 30, 1997 were as follows:

Deferred Tax Assets:
Allowance for doubtful accounts               $    20,000
Operating loss carryforwards                    6,200,000
Valuation allowance                            (6,220,000)
                                              -----------
                                              $         -
                                              ===========

There was a decrease of $4,000 in the valuation allowance in the three months ended September 30, 1997.

There was no provision for current income taxes for either the first three months of Fiscal 1998 or 1997.


Item 2. Management's Discussion and Analysis or Plan of Operation.

The Company sold its business during the fourth quarter of Fiscal 1997, and since then has had no operations. The Company's only revenue in the first three months of Fiscal 1998 is interest income on its cash & cash equivalents and its expenses consist of maintaining the corporate shell in good standing.

Liquidity and Capital Resources

As of September 30, 1997, the Company had working capital of $720,403 and a cash balance of $606,203. This position should allow the Company to successfully complete the sale of the controlling interest in the Company to Michael J. Blumenfeld as further explained in the Basis of Presentation footnote to the Financial Statements.



                          PART II - OTHER INFORMATION


Item 1. Legal Proceeding

None


Item 2. Changes in Securities

None


Item 3. Defaults Upon Senior Securities

None


Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

     None

 (b) Reports on Form 8-K.

         A Form 8-K was filed on August 27, 1997 and Amended September 11, 1997 to include a copy of the Stock Purchase Agreement, describing the sale of the controlling interest in the Company to Michael J. Blumenfeld.



                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.




                                        DSSI CORPORATION



                                        /s/ Patrick J. Brennan
                                        --------------------------------------
                                        Patrick J. Brennan, Vice President and
                                        Chief Financial Officer
Date:    November 11, 1997