Form 10KSB/A
period 1997-06-30
DSSI CORP
filed 1997-12-04
CIK 828747

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

Liquidity and Capital Resources
-------------------------------

 The Company had working capital at June 30, 1997 of $751,537 and a cash balance of $801,979 due to the sale of the majority of its assets and business to Casco. The Company feels it will collect its net receivables and recoup the other smaller assets on the Balance Sheet, i.e., deposits and prepaids. In addition, based upon the date prescribed in the Purchase and Sale Agreement with Casco, the Company expects to receive payment of the holdback approximating $160,000 on December 16, 1997.

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


At June 30, 1995, there were 495,781 options outstanding at a weighted average price of $3.39. During Fiscal 1996, there were no options granted or forfeited and 189,008 expired at an option price of $7.62. Accordingly, at June 30, 1996, there were 306,773 options outstanding and exercisable at a weighted average price of $0.80.

During fiscal 1997, there were no options forfeited, 11,773 options expired at an option price of $9.87 and 50,000 options were granted at an option price of $0.25. Accordingly, at June 30, 1997, there were 345,000 shares outstanding and exercisable at a weighted average price of $0.40.

At June 30, 1997, 210,000 shares are exercisable at $0.25 and 135,000 are exercisable at $0.625. The remaining contractual life for the $0.25 options is
2.6 years and the remaining contractual life for the $0.625 options is 2.1 years. All of these options are currently exercisable.

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