Form 10QSB
period 1997-12-31
DSSI CORP
filed 1998-02-17
CIK 828747

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT UNDER SECTION 3 or 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

         for the six month period ended December 31, 1997; or


[  ]     TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE
         EXCHANGE ACT

         for the transition period from ________________ to ____________________

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 5(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

On December 31, 1997, there were 4,446,017 shares of the issuer's Common Stock, $0.01 par value, outstanding.

                                DSSI CORPORATION

                                      INDEX


                                                                           Page
                                                                           ----

Part I - Financial Information

Item 1 - Financial Statements                                                3

Item 2 - Management's Discussion and Analysis or Plan of Operation           9




Part II - Other Information

Item 1 - Legal Proceedings                                                   9

Item 2 - Changes in Securities                                               9

Item 3 - Defaults Upon Senior Securities                                    10

Item 4 - Submission of Matters to a Vote of Security Holders                10





Item 5 - Other Information                                                  10

Item 6 - Exhibits and Reports on Form 8-K                                   10

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements.

The accompanying unaudited condensed financial statements of DSSI Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310 of Regulation S-B of the Securities and Exchange Commission. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998 ("Fiscal 1998"). The accompanying condensed financial statements and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-KSB ("Annual Report") for the year ended June 30, 1997 ("Fiscal 1997").



                                                                         Page
                                                                         ----
Index to Financial Statements


Balance Sheets at December 31, 1997 (unaudited) and June 30, 1997          4

Statements of Operations and Accumulated Deficit (unaudited) for the
  three and six months ended December 31, 1997 and 1996                    5

Statements of Cash Flows (unaudited) for the six months ended
         December 31, 1997 and 1996                                        6

Notes to Financial Statements                                              7

DSSI Corporation
Balance Sheets, December 31, 1997 (Unaudited) and June 30, 1997

                                                                                     December 31,             June 30,
                                                                                    ------------            ------------
                                                                                         1997                   1997
Assets
Current Assets:
  Cash  and cash equivalents                                                        $    639,189            $    801,979
  Accounts receivable, net of allowance of $20,000 at December 31, 1997
   and $60,000 at June 30, 1997                                                           26,486                  53,073
 Receivable from purchase holdback, net of allowance of $59,775 at December 31,
  1997 and $0 at June 30, 1997                                                                                   160,000
  Prepaid expenses and other                                                               6,116                  42,044
                                                                                    ------------            ------------
Total Current Assets                                                                     671,791               1,057,096

Equipment and improvements, net                                                            1,255                   1,506

Other Assets:
  Deposits                                                                                  --                     8,585
                                                                                    ------------            ------------
Total Assets                                                                        $    673,046            $  1,067,187
                                                                                    ============            ============



Liabilities and Stockholders' Equity
Current Liabilities:
  Current maturities of long-term debt and capital leases                           $       --              $    233,213
  Accounts payable and accrued expenses                                                   39,081                  72,346
                                                                                    ------------            ------------
     Total Current  Liabilities                                                           39,081                 305,559

Commitments and contingencies                                                               --                      --

Stockholders' Equity
  Class "A" preferred stock, $0.01 par value; 2,000
     shares authorized; none issued                                                         --                      --
  Common stock, $0.01 par value; 20,000,000
     shares authorized; 4,446,017 shares at December 31, 1997 and
      June 30, 1997 issued and outstanding                                                44,460                  44,460
  Additional paid-in-capital                                                          15,118,555              15,118,555
  Accumulated deficit                                                                (14,529,050)            (14,401,387)
                                                                                    ------------            ------------
     Total Stockholders' Equity                                                          633,965                 761,628
                                                                                    ------------            ------------

Total Liabilities and Stockholders' Equity                                          $    673,046            $  1,067,187
                                                                                    ============            ============






See notes to financial statements

DSSI Corporation
Statements of Operations and Accumulated Deficit (unaudited) For the three and six-month periods ended December 31, 1997 and 1996

                                                         Three Months Ended                 Six Months Ended
                                                            December 31,                       December 31,
                                                     1997             1996                1997              1996
                                               ------------       ------------       ------------       ------------
Revenues                                       $      7,220       $    513,046       $     14,281       $  1,108,666
Cost of sales                                                          281,707                               629,395
                                               ------------       ------------       ------------       ------------

Gross profit                                          7,220            231,339             14,281            479,271

Operating expenses:
  Research and development                                              95,201                               193,569
  Selling, general and administrative                95,188            283,343            141,944            594,876
                                               ------------       ------------       ------------       ------------
                                                     95,188            378,544            141,944            788,445
                                               ------------       ------------       ------------       ------------

Net loss                                            (87,968)          (147,205)          (127,663)          (309,174)
Accumulated deficit - beginning of period      $(14,441,082)       (14,605,177)       (14,401,387)       (14,443,208)
                                               ============       ------------       ------------       ------------
Accumulated deficit - end of period            $(14,529,050)      $(14,752,382)      $(14,529,050)      $(14,752,382)
                                               ============       ============       ============       ============
Net loss per share
                                               $      (0.02)      $      (0.03)      $      (0.03)      $      (0.07)
                                               ============       ============       ============       ============
Weighted average number of shares
  outstanding                                     4,446,017          4,246,017          4,446,017          4,246,017
                                               ============       ============       ============       ============





See notes to financial statements

DSSI Corporation
Statement of Cash Flows for the Six Months (unaudited)
Ended December 31, 1997 and 1996

                                                                                 Six Months ended December 31,
                                                                              ----------------------------------
                                                                                  1997                     1996
                                                                              ---------                ---------
Cash flows from operating activities:
      Net loss                                                                $(127,663)               $(309,174)
      Adjustments to reconcile net loss to net cash used
           Depreciation and amortization                                            251                   33,738
           Decrease (increase) in assets:
                Accounts receivable                                              26,587                  122,986
                Receivable from purchase holdback                               160,000                     --
                Inventory                                                          --                     97,700
                Prepaid expenses and other                                       35,928                  (44,476)
           Increase (decrease) in liabilities
                Accounts payable and accrued expenses                           (33,265)                   1,074
                                                                              ---------                ---------
Net cash provided by (used in) operating activities                              61,838                  (98,152)

Cash flows from investing activities:
      Expenditures for equipment and improvements                                  --                    (17,358)
      Recovery or loss of deposits                                                8,585                     --
                                                                              ---------                ---------
Net cash provided by (used in) investing activities                               8,585                  (17,358)

Cash flows used in financing activities:
      Proceeds from non-bank financing                                             --                    210,258
      Principal payments on debt and capital leases                            (233,213)                (112,102)
                                                                              ---------                ---------
Net cash provided by (used in) financing activities                            (233,213)                  98,156
                                                                              ---------                ---------

Net decrease in cash and cash equivalents                                      (162,790)                 (17,354)

Cash and cash equivalents:
      Beginning of period                                                       801,979                   91,807
                                                                              ---------                ---------
      End of period                                                           $ 639,189                $  74,453
                                                                              =========                =========


Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                                $     957                $   1,361
                                                                              =========                =========






See notes to financial statements

DSSI CORPORATION
Notes to Financial Statements
For the Six Months Ended December 30, 1997 and 1996

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


In April 1994, the Company, under the previous management, entered into an exclusive license and distributorship agreement with AccuScreen Labs, Inc. ("AccuScreen"). The Company granted AccuScreen the license to sell or distribute the Company's drug screening panel to direct marketing purchasers or to retailers in the United States. The license was for a term of five years and six months from the date permission from the Food and Drug Administration (the "FDA") to market the tests to direct marketing purchasers or to retailers was obtained. AccuScreen had invested funds in the efforts to prepare for the appropriate filings with the FDA, but, as of June 16, 1997, had not submitted a filing. Casco determined that it did not want to accept the assignment of the AccuScreen agreement and discussions among Casco, AccuScreen and the Company resulted in a termination agreement whereby the Company paid AccuScreen the sum of $600,000 upon closing of the Casco purchase. The termination fee paid to AccuScreen was reflected as a charge to earnings in Fiscal 1997. Casco increased its offer price from the originally accepted amount of $1,600,000 adjusted for net asset fluctuations to partially offset the effect of this payment.

The Board continued the Company subsequent to the closing with Casco as a shell corporation, while seeking a potential business to enhance shareholder value. On August 18, 1997, the Company entered into an agreement to sell a controlling interest to Michael J. Blumenfeld who intends to have the Company enter into the business of distributing sports equipment to the institutional markets. Under this agreement, Mr. Blumenfeld will purchase 10,000,000 shares of the Common Stock of the Company for $2,000,000. In addition, current directors and a beneficial owner, or their designees will purchase 1,500,000 shares for $300,000. Upon completion of the transaction, the Company will change its name to Collegiate Pacific, Inc. and purchase the assets Mr. Blumenfeld has acquired in starting the operation. The transaction with Mr. Blumenfeld is subject to shareholder approval, which will be sought by proxy material filed pursuant to
Section 14(a) of The Securities and Exchange Act. The shareholder meeting will be held February 17, 1998.


B. Revenue Recognition

During Fiscal 1997, the Company recognized revenues at the time Product was shipped. The Company had an arrangement with a customer whereby title and risk of loss transfers to the customer upon transfer of Product from the Company's finished goods inventory into a segregated refrigeration unit on the Company's premises and, accordingly, the Company recognized revenues at the time such Product was transferred. Sales under this arrangement totaled $470,024 during the first six months of Fiscal 1997. There were no sales during the first six months of Fiscal 1998.

C. Accounts Receivable

As of December 31, 1997, the Company reduced the reserve requirement on its accounts receivable based upon the timely compliance, over the last six months, by a former customer with an extended payment plan to satisfy its obligation to the Company. The Company believes the total remaining obligation, which approximates the outstanding accounts receivable balance as of December 31, 1997, will be collected.

D. Receivable from Purchase Holdback

On December 16, 1997, the date for the payment by Casco of the holdback relating to the sale of substantially all of the Company's assets to Casco, Casco notified the Company it was experiencing some product performance problems and wished to investigate any claim under the purchase and sale agreement before paying the holdback. Subsequent discussions resulted in the payment of $90,000 of the holdback on December 31, 1997 with Casco given additional time to investigate the product performance. The Company contends that Casco tested the product prior to shipment, which was Casco's responsibility, and allowed the product to go unrefrigerated for a period during the transfer which could cause product failure. The Company contends that any claim Casco may have should be with their insurer, not the Company. However since the outcome is not certain at the time of this filing the Company has reserved the remaining balance of the holdback.

E. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 1997 and June 30, 1996 consist of the following:

                                                December 31         June 30
                                                -----------         -------

Accounts payable - trade                           $ 17,289           $ 22,346
Accrued expenses                                     21,792             50,000
                                                ------------       ------------
                                                   $ 39,081           $ 72,346
                                                ============       ============

E. Earnings Per Share

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. This new standard requires dual presentation of basic and diluted earnings per share (EPS) on the face of the statement of operations and the reconciliation of the numerators and denominators of the basic and diluted EPS calculations. The Company adopted this standard in Fiscal Year 1998, which requires the restatement of previously reported EPS data.

Basic and diluted loss per share is the same for the three-month period ended September 30, 1997 and 1996 and the and the six-month period ended December 31, 1997 and 1996 which is shown on the statement of operations. Options and warrants outstanding were excluded from the calculation of diluted loss per share since the options and warrants would be antidilutive due to the loss. Options outstanding, exercise prices and average market prices are as follows:

                           Options Outstanding        Exercise Price           Average Market Price
                           -------------------        --------------           --------------------

September 30, 1996                317,119                 $0.25 - $8.61            $0.50
December 31, 1996                 317,119                    "      "              $0.37
September 30, 1997                345,000                 $0.25 - $0.62            $1.25
December 31, 1997                 345,000                    "      "              $1.50

Warrants outstanding, exercise prices and average market price are as follows:

                                Options Outstanding        Exercise Price           Average Market Price
                                -------------------        --------------           --------------------

September 30, 1996                 2,516,963                 $2.82 - $12.50               $0.50
December 31, 1996                    591,911                   "       "                  $0.37
September 30, 1997                   416,029                 $2.28 - $3.46                $1.25
December 31, 1997                    416,029                   "       "                  $1.50

G.   Income Taxes

The tax effects of significant items comprising the Company's net deferred taxes as of December 31, 1997 were as follows:

Deferred Tax Assets:
Allowance for doubtful accounts                                 $      20,000
Operating loss carryforwards                                        6,240,000
Valuation allowance                                               (6,260,000)
                                                                --------------
                                                                   $    -
                                                                ==============

There was an increase of $36,000 in the valuation allowance in the six months ended December 31, 1997.

There was no provision for current income taxes for either the first six months of Fiscal 1998 or 1997.


Item 2. Management's Discussion and Analysis or Plan of Operation.

The Company sold its business during the fourth quarter of Fiscal 1997, and since then has had no operations. The Company's only revenue in the first six months of Fiscal 1998 is interest income on its cash and cash equivalents and its expenses consist of maintaining the corporate shell in good standing.

Liquidity and Capital Resources


As of December 31, 1997, the Company had working capital of $632,710 and a cash balance of $639,189. This position should allow the Company to successfully complete the sale of the controlling interest in the Company to Michael J. Blumenfeld as further explained in the Basis of Presentation footnote to the Financial Statements.

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




                                       DSSI CORPORATION



                                       /s/ Patrick J. Brennan
                                       ----------------------------------------
                                       Patrick J. Brennan, Vice President and
                                       Chief Financial Officer
Date: February 13, 1998