Form 10QSB
period 1998-03-31
COLLEGIATE PACIFIC INC
filed 1998-05-15
CIK 828747

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark one)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE PERIOD ENDED MARCH 31, 1998


                                       OR


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


COMMISSION FILE NUMBER: 0-17293


                            COLLEGIATE PACIFIC, INC.
             (Exact name of registrant as specified in its charter)


        PENNSYLVANIA                                    22-2795073
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


                             13950 SENLAC DR., #200
                               DALLAS, TEXAS 75234
                    (Address of principal executive offices)

                         TELEPHONE NUMBER (972) 243-8100
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                Yes [X]      No [  ]

         As of May 11, 1998, there were 16,616,842 shares of the Registrant's Common Stock outstanding.

                            COLLEGIATE PACIFIC, INC.

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                                               Page
                                                                                               ----
ITEM 1.       CONDENSED FINANCIAL STATEMENTS:

              Condensed Statement of Operations                                                   3
                 Three months ended March 31, 1998

              Condensed Balance Sheets                                                            4
                 March 31, 1998 and December 26, 1997

              Condensed Statement of Cash Flows                                                   6
                 Three months ended March 31, 1998

              Notes to Condensed Financial Statements                                             7

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS                                                        7


                           PART II. OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS                                                                   9

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                                                    9

              SIGNATURES                                                                          9

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

                            COLLEGIATE PACIFIC, INC.
                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                          March 31, 1998
                                                                          --------------
                                                                            (Unaudited)
Revenues                                                                   $    343,182

Cost of sales                                                                   167,252
                                                                           ------------
Gross margin                                                                    175,930

Indirect cost and administrative expenses                                       560,997

Loss from operations                                                           (385,067)

Interest and other income, net                                                    1,286
                                                                           ------------
Loss before income taxes                                                       (383,781)

Provision for income taxes                                                           --
                                                                           ------------
Net loss                                                                   $   (383,781)
                                                                           ============

Net loss per share (Basic and diluted)                                     $      (0.03)
                                                                           ============


Shares used in computing net loss per share (Basic and diluted)              13,386,376
                                                                           ============


See accompanying notes.                                                      3

                            COLLEGIATE PACIFIC, INC.
                            CONDENSED BALANCE SHEETS
                                     ASSETS


                                                               March 31, 1998   December 26, 1997
                                                               --------------   -----------------
                                                                 (Unaudited)       (Audited)
Current assets
    Cash and cash equivalents                                    $   762,944      $   142,866

    Accounts receivable, net                                         158,184           28,845

    Notes receivable                                                  57,607               --

    Inventories                                                    1,712,323        1,222,073

    Prepaid expenses and other assets                                 55,616          201,890
                                                                 -----------      -----------

          Total current assets                                     2,746,674        1,595,676
                                                                 -----------      -----------

Computer equipment, furniture and leasehold
    improvements, at cost
    Computer equipment and furniture                                  92,255           83,674

    Leasehold improvements                                             5,111            5,111

    Less accumulated depreciation                                     (8,645)          (5,468)
                                                                 -----------      -----------
    Net computer equipment, furniture and leasehold
       improvements                                                   88,721           83,317

Other assets                                                          79,274           52,498
                                                                 -----------      -----------
                                                                 $ 2,914,669      $ 1,731,491
                                                                 ===========      ===========



See accompanying notes.                                                      4

                            COLLEGIATE PACIFIC, INC.
                            CONDENSED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                 March 31, 1998   December 26, 1997
                                                 --------------   -----------------
                                                  (Unaudited)        (Audited)
Current liabilities
    Accounts payable                              $   119,765      $   140,822

    Accrued expenses                                  176,748          119,244

    Note payable - shareholder                        492,283        2,040,829
                                                  -----------      -----------

          Total current liabilities                   788,796        2,200,895
                                                  -----------      -----------



Stockholders' equity
    Common stock                                      163,460               10

    Additional paid-in capital                      2,816,598              990

    Accumulated deficit                              (854,185)        (470,404)
                                                  -----------      -----------

       Total stockholders' equity                   2,125,873          469,404
                                                  -----------      -----------
                                                  $ 2,914,669      $ 1,731,491
                                                  ===========      ===========



See accompanying notes.                                                      5

                            COLLEGIATE PACIFIC, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                              March 31, 1998
                                                                              --------------
                                                                               (Unaudited)
Operating activities
    Net loss                                                                    $ (383,781)
    Adjustments to reconcile net loss to net cash provided (used) by operating activities:
          Depreciation and amortization                                              3,511
          Changes in operating assets and liabilities                             (352,767)
                                                                                ----------
Net cash provided (used) by operating activities                                  (733,037)
                                                                                ----------


Investing activities
    Purchase of computer equipment, furniture and leasehold
       improvements                                                                (32,326)
    Other                                                                            2,327
    Balance of cash in DSSI when acquired                                          882,660
                                                                                ----------
Net cash provided (used) by investing activities                                   852,661
                                                                                ----------


Financing activities
    Proceeds from issuance of common stock                                          69,000
    Proceeds from long-term debt                                                   431,454
                                                                                ----------
Net cash provided (used) in financing activities                                   500,454
                                                                                ----------
Net increase (decrease) in cash and cash equivalents                               620,078
Cash and cash equivalents at beginning of period                                   142,866
                                                                                ----------
Cash and cash equivalents at end of period                                      $  762,944
                                                                                ==========


Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $   50,355
                                                                                ==========


See accompanying notes.                                                      6

                            COLLEGIATE PACIFIC, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


GENERAL AND BACKGROUND

The condensed financial statements for the three month period ended March 31, 1998 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, for the period ended December 26, 1997 together with management's discussion and analysis of financial condition and results of operations, contained in the proxy statement for special meeting of shareholders held on February 17, 1998 incorporated herein by reference. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results for the entire fiscal year.

Collegiate Pacific, Inc. (Collegiate) began business in June 1997. Effective February 17, 1998, Collegiate entered into a reverse acquisition agreement with DSSI, Inc., a publicly held "shell" corporation. DSSI, Inc. issued 9,900,000 (approximately 62.5%) shares of DSSI, Inc.'s voting common stock in exchange for all of the outstanding shares of Collegiate (a tax free reorganization). The public entity then changed its name to Collegiate Pacific, Inc. Collegiate's year end was previously December 26, but changed to June 30, the public entities year end. For accounting purposes, the reorganization of Collegiate and the public company is regarded as an acquisition by public company of all of the outstanding stock of Collegiate and is accounted for as a recapitalization of Collegiate, with Collegiate as the acquirer (a reverse acquisition).

SUBSEQUENT EVENTS

Subsequent to March 31, 1998, Collegiate entered into two agreements to purchase 100% of the outstanding common stock of a Florida and a Tennessee corporation. These acquisitions were executed in April and May 1998. The Florida purchase consisted of cash of $200,000 and the exchange of 137,500 shares of Collegiate for all of the shares of the Florida corporation. The Tennessee purchase consisted of the issuance of 400,000 shares of Collegiate common shares for all outstanding shares of the Tennessee corporation.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains certain forward-looking statements such as the Company's or management's intentions, hopes, beliefs, expectations, strategies, predictions or any other variation thereof or comparable phraseology of the Company's future activities or other future events or conditions within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, variations in quarterly results, volatility of the Company's stock price, entry into the market of new competitors and the sufficiency of the Company's working capital. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

GENERAL

The Company is engaged in the national distribution of sports equipment to the institutional and retail markets realizing the vast majority of its revenues in response to catalog mailings and telemarketing efforts. The market for this merchandise is estimated to consist of approximately 250,000 locations which have annual expenditures of some $4 billion for sports equipment. The management of the Company has extensive experience in this business having been the founder of several successful mail order companies in the sports equipment industry. For the quarter ended March 31, the Company has expensed all costs associated with the reverse merger with DSSI and all costs in the development of its catalog business including advertising, postage and printing. As the result of acquisitions completed in April and May, the Company anticipates that future quarterly revenues will rise substantially from current levels.

The Company first commenced limited national advertising programs in January\February 1998 with expanded programs commencing in March 1998. While this initial period was utilized to test the mailing lists and order fulfillment programs, the Company realized a gross margin in excess of 51% which is believed to be the highest in the industry . March, the first full month of unlimited advertising, resulted in a near breakeven operating period when excluding non-recurring or development type expenses. Thru May 11 the Company has achieved a market penetration resulting in about 7,000 customers consisting in response to its catalogs and the newly acquired operations. The Company since inception has achieved an average invoice value of about $300 which is projected to rise substantially as the result of recent acquisitions.

The Company anticipates the continued expansion of its catalog business for sports equipment and is in various stages of discussions with several national recognized manufactures for exclusive licensing and/or joint venture relationships. The Company continues to pursue a number of acquisition targets that meet its criteria.

The Company was not in operation during the comparative preceding three month period, accordingly, no comparative discussion is applicable. The Company's summarized results of operations for the three months ended March 31, 1998 are as follows: the Company generated revenues of $343,182 with a net loss of $383,781 for the three months ended March 31, 1998.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $762,944 at March 31, 1998 compared to $142,866 at December 26, 1997. The increase in cash was due primarily to cash generated from long term debt proceeds of $431,454, cash proceeds from the issuance of shares of $69,000, and the cash available in the public shell entity of $882,660 at the date of the reverse merger. This increase was partially offset by cash used to purchase computer equipment, the net loss, and the increase in net operating assets and liabilities.

The Company is in discussions with several commercial banks to provide traditional asset base financing for its existing and future operations. The Company has also received a letter of intent from an investment banking firm for the proposed placement of $7.5 million of newly issued stock. The proceeds of this placement would be used to finance future acquisitions and expand working capital. The Company has no material commitments outstanding.

The decrease in the note payable to shareholder is primarily due to the payoff of the note to purchase the stock of the public shell during February of 1998.

Longer term cash requirements, other than normal operating expenses, are anticipated for the enhancement of existing products, financing anticipated growth, and the possible acquisition of other businesses complimentary to the Company's business. The Company believes that its existing cash and cash equivalents and anticipated cash generated from operations will be sufficient to satisfy its currently anticipated cash requirement for fiscal year 1998.

The Company's principal commitments at March 31, 1998 consisted of obligations under operating leases for facilities.

PART II.  OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

                  None


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

         3.1 Articles of Incorporation of the Company (incorporated by reference from the Company's Registration Statement on Form S-18, File No. 33-19770-NY), as amended (incorporated by reference from the Company's Current Report on Form 8-K filed February 18, 1998.

         3.2 Bylaws of the Company (incorporated by reference from the Company's Registration Statement on Form S-18, File No. 33-19770-NY).

REPORTS ON FORM 8-K

On February 18, 1998, the Company filed a Current Report on Form 8-K disclosing the sale of a majority stock position in connection with the acquisition by the Company of all the outstanding common shares of Collegiate Pacific, Inc. a Texas Corporation. Financial statements with respect to this transaction were filed with and are incorporated by reference from the Company's definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on January 30, 1998.


                                   SIGNATURES

Pursuant with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


COLLEGIATE PACIFIC, INC.


By: /s/ Mike Blumenfeld                           Dated:
   ------------------------------------------           ------------------
    Mike Blumenfeld
    President and Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                             EXHIBIT
-------                            -------
 27                      Financial Data Schedule