Form 10KSB
period 1998-06-30
COLLEGIATE PACIFIC INC
filed 1998-09-28
CIK 828747

                    U. S. Securities and Exchange Commission
                              Washington, DC 20549

                                  FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1998

                         COMMISSION FILE NUMBER 0-17293

                           COLLEGIATE PACIFIC INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


          PENNSYLVANIA                                           22-2795073
          ------------                                           ----------
 (State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

       13950 SENLAC, SUITE 200, FARMERS BRANCH, TEXAS              75235
--------------------------------------------------------------------------------
       (Address of Principal Executive Offices)                 (Zip Code)

                                 (972) 243-8100
                           -------------------------
                           Issuer's Telephone Number

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

Yes [X]     No [ ]

       Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

       The issuer's revenues for the fiscal year ended June 30, 1998 were $3,283,825.

       The aggregate market value at September 25, 1998 of shares of the Common Stock held by non-affiliates was $17,336,439 based upon the bid price of the Issuer's Common Stock as reported by the National Association of Securities Dealers in the OTC Bulletin Board. Solely for the purpose of this calculation, shares held by certain principal shareholders named in Item 11 hereof, as well as shares held by directors and officers of the Issuer, have been excluded. Such exclusion should not be deemed a determination or an admission by the issuer that such shareholders or individuals are, in fact, affiliates of the issuer.

       On September 24, 1998, there were 17,016,833 shares of the issuer's Common Stock, $0.01 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------
                                     NONE

                            Collegiate Pacific Inc.
                                  FORM 10-KSB
                        Fiscal Year Ended June 30, 1998

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                    PART I

Item 1       Description of Business                                         3

Item 2       Description of Property                                         4

Item 3       Legal Proceedings                                               4

Item 4       Submission of Matters to a Vote of Security Holders             4

                                   PART II

Item 5       Market for Common Equity and Related Stockholder Matters        5

Item 6       Management's Discussion and Analysis or Plan of Operations      6

Item 7       Financial Statements                                            8

Item 8       Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosures                                       22

                                   PART III

Item 9       Directors, Executive Officers, Promoters and Control
             Persons; Compliance with Section 16(a) of the Exchange Act      22

Item 10      Executive Compensation                                          23

Item 11      Security Ownership of Certain Beneficial Owners and
             Management                                                      24

Item 12      Certain Relationships and Related Transactions                  25

                                   PART IV

Item 13      Exhibits, List and Reports on Form 8-K                          26

Signatures                                                                   28

                                     PART 1

ITEM 1        DESCRIPTION OF BUSINESS

General

       From August 1989 to June 16, 1997, Collegiate Pacific Inc. (the "Company") was engaged in the business of developing and marketing drug testing products under the name of Drug Screening Systems, Inc. On June 16, 1997, the Company sold substantially all of its assets, changed its name to DSSI, and thereafter had no formal operations.

       On February 17, 1998, the Company's stockholders authorized the Company to enter into the business of distributing sports equipment, which was effected through (a) the sale of 10,000,000 shares of Common Stock, a controlling interest in the Company, to Michael J. Blumenfeld (9,800,000 shares) and Adam Blumenfeld (200,000 shares), at $.20 per share (the average of the bid and ask price of the Common Stock on August 18, 1997, the date of the Stock Purchase Agreement between the Company and Michael and Adam Blumenfeld), or an aggregate purchase price of $2,000,000, and (b) the sale by Michael J. Blumenfeld to the Company, at cost, of all of the assets, including the corporate name, of Collegiate Pacific Inc. f/k/a as Nitro Sports Inc., a Texas corporation, which company was formed in 1997 to engage in the catalog and mail order distribution of sports equipment. The Company changed its name to Collegiate Pacific Inc. at that time.

       The Company was incorporated in Pennsylvania in 1987. The Company's executive offices are located at 13950 Senlac, Suite 200, Farmers Branch, Texas 75235, and its telephone number at that location is (972) 243-8100.

       The Company is in the business of the mail order marketing of sports equipment primarily to institutional customers located throughout the United States. The Company's principal customers include country clubs, schools, YMCAs and YWCAs (and similar recreational organizations), municipal recreation departments, and other governmental agencies. The Company offers a broad line of sporting equipment, including inflatable balls, nets for various sports, standards and goals for sports, weight lifting equipment, and other recreational products, and provides after sale customer service through toll-free numbers. The Company believes that prompt delivery of a broad range of products at competitive prices, coupled with prompt, accessible customer service, differentiates the Company from its competitors. The Company currently markets approximately 500 sports related equipment products to over 200,000 potential institutional, retail, mass merchant, and team dealer customers. Since commencing operations, the Company has sold products to approximately 10,000 customers.

       The Company currently has a master mailing list of over 200,000 potential customers and intends to distribute approximately 700,000 catalogs and fliers to this audience during Fiscal Year 1999. This mailing list, which has been developed under the supervision of the President of the Company from his 25 years of experience in the industry, is carefully maintained, screened, and cross-checked. The master mailing list is subdivided into various combinations designed to place catalogs in the hands of individual purchase decision makers. The master mailing list is also subdivided by relevant product types, seasons, and customer profiles. The Company also uses other forms of solicitations such as trade shows, telemarketing, broadcast fax programs, and the Internet.

       The Company's revenues are not dependent upon any one or a few major customers. The Company's institutional customers typically receive annual appropriations for sports related equipment, which appropriations are generally spent in the period preceding the season in which the sport or athletic activity occurs. While institutions are subject to budget constraints, once allocations have been made, aggregate levels of expenditures are typically not reduced.

       A majority of the Company's products are purchased from suppliers in the Far East. In addition, the Company believes that many of the products purchased from domestic suppliers are produced by foreign manufacturers. The international supply of products is subject to risks, including shipment delays, fluctuation in exchange rates, changes in custom regulations, adverse economic conditions in foreign countries, and political turmoil, which may affect the Company's ability to deliver its products in a timely and competitive manner.

       Although the vast majority of products to be distributed are purchased in final form, a small percentage of the items require minor fabrication to complete. The Company has welding machines and an assortment of tools to aid in this fabrication process. The raw materials used in this process are in the form of shipping supplies, nuts and bolts, and other commercially available products. The Company believes there are multiple suppliers for these products nationwide.

Seasonal Nature of Business

       The Company anticipates that its revenues will peak in the second and third calendar quarters of each year due primarily to the budgeting procedures of many of its customers and the seasonal demand for the products offered by the Company. The fourth calendar quarter generally experiences lower revenues due to lessening customer demand as a result of decreased sports activities, adverse weather conditions inhibiting customer demand, holiday seasons, and school recesses.

Competition

       The Company competes in the institutional market with other direct mail marketers of sporting equipment, local sporting goods dealers, and retail sporting goods stores, which collectively dominate the institutional market. The Company competes in the institutional market principally on the basis of price, product availability, and customer service. The Company believes that it has an advantage on the institutional market over traditional sporting goods retailers because its selling prices do not include comparable price markups attributable to wholesalers, manufacturers, and/or distributors. In addition, the Company believes that it has an advantage over other direct mail marketers of sporting goods because it believes that it offers superior products, coupled with prompt and accessible service, at the most competitive prices.

Employees

       The Company currently employs 14 persons. None of the Company's employees are represented by a union, and the Company believes its relations with such employees are good.

ITEM 2        DESCRIPTION OF PROPERTY

       The Company leases an approximately 30,000 square foot corporate headquarters and warehouse facility located in Farmers Branch, Texas. The facility is under a lease that expires in Fiscal Year 2003. The Company believes that this facility will be adequate for its business needs for the foreseeable future. The Company does not own any real property.

ITEM 3        LEGAL PROCEEDINGS

None.

ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                    PART II

ITEM 5        MARKET FOR THE COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market


       The following table sets forth, for the periods indicated, the quarterly range of the high and low bid prices of the Common Stock as reported by the NASD on the Bulletin Board:


Fiscal 1998 Quarter Ended                          Low                      High
-------------------------                          ---                      ----
September 30, 1997                              $0.172                     $1.63
December 31, 1997                                 1.63                      2.25
March 31, 1998                                    2.31                      2.56
June 30, 1998                                     2.35                      2.69

Fiscal 1997 Quarter Ended
-------------------------

September 30, 1996                              $0.250                    $0.750
December 31, 1996                                0.125                     0.500
March 31, 1997                                   0.063                     0.328
June 30, 1997                                    0.094                     0.172

The foregoing quotations reflect inter-dealer prices, without mark-up, mark-down or commissions, and may not reflect actual transactions.

Holders

       As of September 24, 1998, there were 484 holders of record of Common Stock, and there were 17,016,833 shares of Common Stock issued and outstanding.

Dividends

       The Company did not declare or pay any cash or stock dividends on the Common Stock during the fiscal year ended June 30, 1998. The Company currently does not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of the Company's Board of Directors and will be dependent upon then existing conditions, including the Company's financial condition, results of operations, contractual restrictions, capital requirements, business prospects, and such other factors as the Board deems relevant.

Recent Sales of Unregistered Securities

       The following sets forth information as of June 30, 1998 regarding all sales of unregistered securities of the Registrant during the past three years. All such shares were exempt from registration under the Securities Act by reason of Section 4(2) of the Securities Act.

       On February 17, 1998, the Company sold 10,000,000 shares of Common Stock to Michael J. Blumenfeld (9,800,000 shares) and Adam Blumenfeld (200,000 shares) for $.20 per share (the average of the bid and ask price of the Common Stock on August 18, 1997, the date of the Stock Purchase Agreement between the Company and Mr. Blumenfeld), or an aggregate purchase price of $2,000,000, in cash pursuant to the terms and subject to the conditions of that certain Stock Purchase Agreement dated August 18, 1997 by and between the Company and Mike Blumenfeld and Adam Blumenfeld.

       On February 17, 1998, in connection with the Stock Purchase Agreement set forth above, the Company sold (i) 100,000 shares of Common Stock to Arthur
J. Coerver, who became a director of the Company upon consummation of the Stock Purchase Agreement, at $.20 per share, (ii) 70,000 shares of Common Stock to Robert W. Philip, who became a director of the Company upon consummation of the Stock Purchase Agreement, at $.20 per share, and (iii) 70,000 shares of Common Stock to William A. Watkins, Jr., who became a director of the Company upon consummation of the Stock Purchase Agreement, at $.20 per share.

       On February 24, 1998, the Company issued 100,000 shares of Common Stock to Equipmart, Inc., a Texas corporation, in consideration of Equipmart, Inc. entering into a Distribution Agreement with the Company.

       On March 7, 1998, the Company issued 33,333 shares of Common Stock to FunNets, Inc. in consideration of FunNets, Inc. entering into a Distribution Agreement with the Company.

       On April 14, 1998, the Company issued Richard and Patti Hershorin 137,500 shares of Common Stock as partial consideration for the acquisition by the Company of all of the issued and outstanding common stock of Product Merchandising, Inc. pursuant to the terms and subject to the conditions of that certain Agreement for Purchase and Sale of Stock dated April 14, 1998 by and between the Company, Product Merchandising, Inc., and Richard and Patti Hershorin.

       On May 31, 1998, the Company issued 400,000 shares of Common Stock to Cary Bawcum, Stanley Graber, Frank A. Jones, and Joel W. Brown as consideration for the acquisition by the Company of Vantage Products International, Inc. pursuant to the terms and subject to the conditions of that certain Plan and Agreement of Merger dated as of May 31, 1998 by and between the Company, Vantage Products International, Inc., and the stockholders of Vantage Products International, Inc.

       In connection with each of the foregoing transactions, each purchaser was provided access to all relevant information regarding the Company and represented to the Company that they were "sophisticated" investors purchasing the shares for investment purposes only and with no view toward distribution.

ITEM 6        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

       The Company was incorporated on April 10, 1997 and began business during the latter part of June 1997. Effective February 7, 1998, Collegiate Pacific Inc. entered into a reverse acquisition agreement with DSSI, Inc. ("DSSI"), a publicly held shell corporation. On April 14, 1998, the Company acquired all of the issued and outstanding common stock of another entity. This transaction was accounted for as a purchase, and, accordingly, the results and operations of this entity have been included in the Company's results of operations commencing on April 14, 1998. The Company also completed an acquisition of another entity on May 31, 1998 by issuing common stock for all of the issued outstanding common stock of that entity. This acquisition was accounted for as a pooling of interests and, accordingly, the results of operations of the Company include the results of operations of the pooled entity for the entire fiscal year.

       The Company solicits customers from a variety of catalogs designed for specific uses, including summer camps, baseball, and general sports and recreation. The Company intends to distribute approximately 700,000 catalogs to current and prospective customers during Fiscal Year 1999. The Company also solicits customers through trade shows, road salesmen, broadcast fax programs, telemarketing, and the Internet.

       There were no operations prior to June 30, 1997, and accordingly this discussion covers the year ended June 30, 1998, only.

Results of Operations

       The Company generated $3,283,825 in revenue for Fiscal Year 1998. The gross margin and gross margin percentage for Fiscal Year 1998 were $1,177,244 and 36% respectively. The gross margin percentage is expected to improve in Fiscal Year 1999. $1,900,000 of the Fiscal Year 1998 revenues were generated in the last three months of Fiscal Year 1998. The Company expects that its current business will produce Fiscal Year 1999 revenues of $8-10 million.

       The Company incurred selling, general and administrative ("SG&A") expenses of $1,704,859 during Fiscal Year 1998. A portion of these expenses were incurred prior to any significant start up in operations. The Company expects the ratio of SG&A to revenue to decrease as the revenue volumes continue to increase.

       Interest expense for Fiscal Year 1998 amounted to $172,027. All of this interest relates to interest payable on the note to Mr. Blumenfeld. (See "Liquidity and Capital Resources," below)

Liquidity and Capital Resources

       Cash used in operations amounted to $2,761,611. The significant components of the cash used in operations includes: (a) funding an increase in accounts receivable of $634,862; (b) funding an increase in inventory of $2,149,020; (c) an increase in accounts payable and accrued expenses of $645,528; and (d) a net loss of $678,905.

       The Company generated $246,434 in cash from financing activities. Significant components included: (a) $582,660 in cash in the public entity upon completion of the reverse acquisition; (b) $182,963 used in a business acquisition; and (c) $128,263 used to purchase property and equipment. The Company expects to spend comparable amounts on property and equipment for Fiscal Year 1999.

       The Company generated cash of $754,671 from financing activities from a note payable to Mr. Blumenfeld, and cash of $2,275,000 from the sale of common stock, such stock being sold in connection with the recapitalization of the Company.

       Management believes that the Company has adequate resources to satisfy its cash requirements over the next 12 months. There are no material capital commitments planned or pending. As of June 30, 1998, the Company had no commercial bank debt, approximately $514,000 in cash, and approximately
$686,000 due from customers in accounts receivables.   Since its inception in
1998, Michael J. Blumenfeld has made loans to the Company in an aggregate amount approximating $755,000, which are payable on demand and bear interest at the rate of 12% per annum. As of June 30, 1998, the aggregate amount outstanding for such loans (including accrued interest) was $899,836. The Company is in various stages of discussions with several commercial lenders to arrange financing of inventories and accounts receivables as the situation merits. The Company is actively involved in seeking expansion through acquisitions and/or joint ventures, and the success of such efforts may require additional bank, debt, or equity financings.

       The Company currently employs 14 people and believes that this employment is satisfactory for its financial performance during Fiscal Year 1999.

ITEM 7        CONSOLIDATED FINANCIAL STATEMENTS

Index to Consolidated Financial Statements

                                                                        Page
                                                                        ----
Index to Consolidated Financial Statements  . . . . . . . . . . . . . .  8
Report of Independent Accountants . . . . . . . . . . . . . . . . . . . 10
Consolidated Balance Sheet as of June 30, 1998 (audited)  . . . . . . . 11
Consolidated Statement of Operations for the year ended
June 30, 1998 (audited) . . . . . . . . . . . . . . . . . . . . . . . . 12
Consolidated Statement of Stockholders' Equity for the year
ended June 30, 1998 (audited) . . . . . . . . . . . . . . . . . . . . . 13
Consolidated Statement of Cash Flows for the year ended
June 30, 1998 (audited) . . . . . . . . . . . . . . . . . . . . . . . . 14
Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . 16

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                        FOR THE YEAR ENDED JUNE 30, 1998

                                      WITH

                         REPORT OF INDEPENDENT AUDITORS

                         REPORT OF INDEPENDENT AUDITORS

The Stockholders and Board of Directors
COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheet of COLLEGIATE PACIFIC INC. AND SUBSIDIARIES as of June 30, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of COLLEGIATE PACIFIC INC. AND SUBSIDIARIES as of June 30, 1998, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.



                                        SUTTON FROST LLP

Arlington, Texas
August 25, 1998

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 1998


                                                ASSETS

Current assets:
         Cash and cash equivalents                                                        $   514,494
         Accounts receivable                                                                  685,974
         Inventory                                                                          2,149,020
         Prepaid expenses and other current assets                                             40,064
                                                                                          -----------
                  Total current assets                                                      3,389,552

Property and equipment, net                                                                   120,626

Other assets:
         License agreements (net of accumulated amortization of $12,408)                      279,258
         Goodwill (net of accumulated amortization of $7,590)                                 544,156
         Other assets, net                                                                     54,552
                                                                                          -----------
                                                                                          $ 4,388,144
                                                                                          ===========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Accounts payable                                                                 $   552,618
         Accrued expenses                                                                     192,066
         Note payable to stockholder                                                          754,671
         Other current liabilities                                                             54,965
                                                                                          -----------
                  Total current liabilities                                                 1,554,320
Deferred rent                                                                                   4,400
                                                                                          -----------
                  Total liabilities                                                         1,558,720
                                                                                          -----------

Commitments and contingencies (Notes 9 and 10)

Stockholders' equity:
         Common stock, $.01 par value; authorized 20,000,000
            shares; 17,016,833 shares issued and outstanding                                  170,168
         Additional paid-in capital                                                         3,320,804
         Accumulated deficit                                                                 (629,928)
                                                                                          -----------
                                                                                            2,861,044
         Less notes receivable from stockholders                                              (31,620)
                                                                                          -----------
                  Total stockholders' equity                                                2,829,424
                                                                                          -----------
                                                                                          $ 4,388,144
                                                                                          ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                        FOR THE YEAR ENDED JUNE 30, 1998


Sales                                                                 $ 3,283,825
Cost of sales                                                           2,106,581
                                                                      -----------
         Gross profit                                                   1,177,244

Selling, general and administrative expenses                            1,704,859
                                                                      -----------
         Operating loss                                                  (527,615)
                                                                      -----------
Other income (expense):
   Interest expense                                                      (172,027)
   Interest income                                                         20,737
                                                                      -----------
         Total other income (expense)                                    (151,290)
                                                                      -----------

         Net loss                                                     $  (678,905)
                                                                      ===========

Weighted average shares of common stock outstanding                     7,270,711
                                                                      ===========

Net loss per share of common stock (basic and diluted)               $     (0.09)
                                                                      ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        FOR THE YEAR ENDED JUNE 30, 1998


                                          Common Stock
                                   ---------------------------     Additional      Accumulated
                                     Shares           Amount     Paid-in Capital     Deficit           Total
                                   -----------     -----------   ---------------   -----------      -----------
Balance at June 30, 1997                 1,000     $        10     $       990     $     --           $   1,000

Effect of recapitalization and
     reverse split (Note 1)         16,000,000         160,000       2,699,306           --           2,859,306

Issuance of stock for purchase
    of Vantage Products
    International, Inc.                400,000           4,000          16,000          48,977           68,977
                                   -----------     -----------     -----------     -----------      -----------

Balance at June 30, 1997,
    as restated                     16,401,000         164,010       2,716,296          48,977        2,929,283

Issuance of stock for cash             345,000           3,450          65,550           --              69,000

Issuance of stock for
    purchase of Product
    Merchandising, Inc.                137,500           1,375         273,625           --             275,000

Issuance of stock for
    license agreements                 133,333           1,333         265,333           --             266,666

Net loss                                 --              --              --           (678,905)        (678,905)
                                   -----------     -----------     -----------     -----------      -----------
Balance at June 30, 1998            17,016,833     $   170,168     $ 3,320,804     $  (629,928)     $ 2,861,044
                                   ===========     ===========     ===========     ===========      ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                        FOR THE YEAR ENDED JUNE 30, 1998



Reconciliation of net loss to net cash used by
  operating activities:
    Net loss                                                                       $  (678,905)
    Adjustments to reconcile net loss to net cash
      used by operating activities:
        Depreciation                                                                    23,606
        Amortization                                                                    26,420
        Change in assets and liabilities, net of effects of business acquisitions:
            Accounts receivable                                                       (634,862)
            Inventory                                                               (2,149,020)
            Prepaid expenses and other current assets                                  (40,064)
            Other assets, net                                                           48,029
            Accounts payable                                                           455,477
            Accrued expenses                                                           190,051
            Other liabilities                                                           (6,743)
            Deferred rent                                                                4,400
                                                                                   -----------
                  Net cash used by operating activities                             (2,761,611)
                                                                                   -----------
Cash flows from investing activities:
    Purchase of property and equipment                                                (128,263)
    Cash in public entity in connection with reverse acquisition                       582,660
    Cash paid for licenses                                                             (25,000)
    Cash used in business acquisition net of cash acquired                            (182,963)
                                                                                   -----------
                  Net cash provided by investing activities                            246,434
                                                                                   -----------
Cash flows from financing activities:
    Net proceeds from note payable to stockholder                                      754,671
    Proceeds from issuance of common stock                                           2,275,000
                                                                                   -----------
                  Net cash provided by financing activities                          3,029,671
                                                                                   -----------
                  Increase in cash                                                     514,494
Cash and cash equivalents at beginning of year                                              --
                                                                                   -----------
Cash and cash equivalents at end of year                                           $   514,494
                                                                                   ===========


The accompanying notes are an integral part of these consolidated financial statements.



                                  (Continued)

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                        FOR THE YEAR ENDED JUNE 30, 1998
                                   (Continued)



Noncash investing activities:

    Common stock issued to stockholders for notes receivable     $  31,620
                                                                 =========
    Common stock issued for license agreements                   $ 266,666
                                                                 =========
    Common stock issued for purchase of subsidiary               $ 275,000
                                                                 =========


               The accompanying notes are an integral part of these
                       consolidated financial statements.

                        COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    JUNE 30, 1998



1 - GENERAL AND BACKGROUND

Collegiate Pacific Inc. ("CPI") was incorporated on April 10, 1997 and began business in June 1997. The Company is a Pennsylvania corporation and is primarily engaged in the mail order marketing of professional sports equipment to schools, colleges and other organizations throughout the United States.

Effective February 17, 1998 CPI entered into a reverse acquisition agreement with DSSI, Inc. ("DSSI"), a publicly held "shell" corporation. DSSI issued 9,800,000 (approximately 62.5%) shares of DSSI's voting common stock in exchange for all of the outstanding shares of CPI (a tax free organization). The public entity then changed its name to Collegiate Pacific, Inc. The year end was previously December 26, but changed to June 30, the public entities year end. For accounting purposes, the reorganization of CPI and the public company is regarded as an acquisition by a public company of all of the outstanding stock of CPI and is accounted for as a recapitalization of CPI, with CPI as the acquirer (a reverse acquisition). Accordingly, the financial statements prior to the reverse acquisition date included herein are those of CPI.

Of the $678,905 loss for the year ended June 30, 1998, $50,026 related to non-cash charges resulting from amortization and depreciation expense. As the result of the February 17, 1998 reverse acquisition with DSSI, the Company incurred acquisition related expenses including the operating losses incurred by DSSI. The Company also expensed approximately $337,000 of advertising, postage and catalog expenses incurred during the year ended June 30, 1998.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

The consolidated financial statements include the accounts of CPI and its wholly owned subsidiaries Product Merchandising, Inc. ("PMI") and Vantage Products, Inc. ("VPI") (collectively referred to as the "Company"). Significant intercompany accounts and transactions have been eliminated.

FINANCIAL INSTRUMENTS AND CREDIT RISK CONCENTRATIONS

Financial instruments which are potentially subject to concentrations of credit risk consist principally of cash and accounts receivable. Cash deposits are placed with high credit quality financial institutions to minimize risk. Accounts receivable are unsecured.


                                   (Continued)

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1998
                                  (Continued)



2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ESTIMATES AND ASSUMPTIONS

Management uses estimates and assumptions in preparing consolidated financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could vary from the estimates used in preparing the accompanying consolidated financial statements.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

INVENTORIES

Inventories are carried at the lower of cost or market using the average cost method.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives (5 to 7 years). The cost of maintenance and repairs is charged to expense as incurred; significant renewals and betterments are capitalized.

GOODWILL

Goodwill is the difference between the purchase price paid and liabilities assumed over the estimated fair market value of assets acquired from PMI. Goodwill acquired in connection with this acquisition amounted to approximately $552,000 and is being amortized using the straight-line method over 15 years. Amortization expense amounted to $7,590 for the year ended June 30, 1998. On an on-going basis management reviews recoverability, the valuation and amortization of goodwill. As a part of this review, the Company considers the undiscounted projected future net earnings in evaluating the goodwill. If the undiscounted future net earnings were less than the stated value, goodwill would be written down to fair value.

LICENSE AGREEMENTS

License agreements represent amounts paid to acquire exclusive distribution rights for specific products and are amortized over their estimated useful life ranging from 3 to 15 years. Amortization expense was $12,408 for the year ended June 30, 1998.



                                   (Continued)

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1998
                                   (Continued)



2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

STOCK BASED COMPENSATION

The Company measures compensation cost for its stock based compensation plans under the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". The difference, if any, between the fair value of the stock on the date of grant over the amount received for the stock is accrued over the related vesting period. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation,"
("SFAS 123") requires companies electing to continue to use APB 25 to account for its stock-based compensation plan to make pro forma disclosures of net income and earnings per share as if SFAS 123 had been applied.

INCOME TAXES

The Company utilizes the asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

ADVERTISING

The Company expenses the cost of advertising as incurred or when such advertising initially takes place. No advertising costs were capitalized at June 30, 1998. Advertising expense approximated $337,000 for the year ended June 30, 1998.

LOSS PER SHARE

Loss per common share was computed by dividing the net loss by the weighted average number of shares of common stock outstanding. The effect of outstanding options on the computation of net loss per share would be anti-dilutive and therefore is not included in the computation of weighted average shares.




                                   (Continued)

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1998
                                   (Continued)




3 - BUSINESS ACQUISITIONS


VANTAGE PRODUCTS INTERNATIONAL, INC.

On May 31, 1998, the Company issued 400,000 shares of its common stock in exchange for all the outstanding shares of VPI common stock. This transaction was accounted for as a pooling-of-interests and, accordingly, common stock, additional paid-in capital and accumulated deficit at June 30, 1997 have been adjusted.

PRODUCT MERCHANDISING, INC.

On April 14, 1998, the Company acquired all of the issued and outstanding common stock of PMI for $200,000 cash and 137,500 shares of CPI common stock valued at a fair market value of $2.00 per share. The acquisition has been accounted for as a purchase and, accordingly, the net assets and results of operations of PMI have been included in the Company's consolidated financial statements commencing on April 14, 1998. The total acquisition cost exceeded the fair value of the net assets acquired by approximately $552,000.

4 - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 1998 consist of the following:

               Displays                                  $   1,237
               Leasehold improvements                        6,178
               Fixtures and equipment                      167,927
               Automobile                                   11,700
                                                         ---------
                        Total property and equipment       187,042
               Less accumulated depreciation               (66,416)
                                                         ---------
                        Property and equipment, net      $ 120,626
                                                         =========

5 - NOTE PAYABLE TO STOCKHOLDER

The note payable to stockholder (also the president of the Company) is payable on demand, uncollateralized, and bears interest at an annual rate of 12%. Accrued interest on this note totaled $145,165 at June 30, 1998, and is included in accrued expenses.

                                   (Continued)

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1998
                                   (Continued)



6 - FEDERAL INCOME TAXES

As of June 30, 1998, the Company had a net operating loss carryforward of approximately 680,000 to offset future federal and state taxable income. The loss expires in 2013. No deferred tax asset for the net operating loss has been included in the accompanying consolidated balance sheet due to the uncertainty of future results of operations. As of June 30, 1998, there are no other significant deferred tax assets or liabilities.

As of June 30, 1997, DSSI had net operating loss carryforwards of approximately $14,200,000. The utilization of such net operating losses is subject to limitation due to a change in the ownership of DSSI during the year ended June 30, 1998 of greater than 50%. The utilization of net operating losses may be further limited should future ownership changes occur.

7 - RELATED PARTY TRANSACTIONS

Included in accounts payable at June 30, 1998 is $100,000 due to the prior owner of PMI. This amount was paid subsequent to June 30, 1998.

8 - STOCK OPTIONS

On September 22, 1994, DSSI established a non-qualified stock option plan which provides for the granting of non-qualifying stock options to purchase up to 500,000 shares of common stock at the fair market value at the date of grant. There were 345,000 options outstanding at June 30, 1998. No shares were granted, exercised or cancelled during the year ended June 30, 1998.

A summary of the Company's option and warrant activity for the year ended June 30, 1998 follows:


                                            Warrants          Warrants                            Options
                                           issued in         issued to          Warrants         issued to
                                        connection with  Directors, Officers    issued to       Officers and
                                        Rights Offering     and Employees     Other Parties       Employees
                                        ---------------  -------------------  -------------     ------------
Outstanding at June 30, 1997                   182,808           144,681             88,540          345,000
         Options and warrants expired         (182,808)         (144,681)           (88,540)           --
                                          ------------      ------------      -------------     ------------

Outstanding at June 30, 1998                    --                --                 --              345,000
                                          ============      ============      =============     ============

Exercise price of outstanding options           --                --                 --          $.025-$0.62


                                   (Continued)

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1998
                                   (CONTINUED)



8 - STOCK OPTIONS (CONTINUED)

At June 30, 1998, 210,000 shares are exercisable at $0.25 and 135,000 are exercisable at $0.625. The remaining contractual life for the $0.25 options is
1.6 years and the remaining contractual life for the $0.625 options is 1.1 years. All of these options are currently exercisable.

9 - LEASES

The Company leases office and warehouse facilities located in Dallas, Texas and Memphis, Tennessee under the terms of operating leases which expire at various dates through 2003. Rent expense approximated $90,000 for the year ended
June 30, 1998.

Future minimum lease commitments on all operating leases with terms in excess of one year are as follows:

                        1999            $ 100,470
                        2000               94,890
                        2001              104,000
                        2002              105,000
                        2003                8,750

10 - PURCHASE COMMITMENT

Pursuant to an exclusive license agreement with a supplier, the Company has a commitment at June 30, 1998 to purchase approximately $180,000 worth of product from the supplier through February 1999. If the Company fails to purchase this amount, the supplier will have the right to terminate the agreement.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       For the period ended August 22, 1997, the Company's auditors were Watkins, Watkins & Keenan. For the year ended June 30, 1998, the Company's auditors were Sutton Frost LLP. The reason for this change was the lack of independence of William A. Watkins, Jr., a partner of Watkins, Watkins & Keenan, and a director of the Company since February 1998.

                                    PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

As of September 28, 1998, the directors and executive officers of the Company were:

                                                           Positions and Offices Held
                   Name                 Age                     With the Company
-----------------------------------     ---    --------------------------------------------
 Michael J. Blumenfeld ............     52     Chairman of the Board, President, and Chief
                                               Executive Officer
 Arthur J. Coerver ................     55     Chief Operating Officer and Director
 Jeff Davidowitz ..................     41     Director
 Robert W. Philip .................     62     Director
 William A. Watkins, Jr. ..........     55     Director

       All directors hold office until the next Annual Meeting of Shareholders of the Company or until their successors have been duly elected and qualified. Mr. Davidowitz was elected at the Annual Meeting of Shareholders on June 16, 1997; and Messrs. Blumenfeld, Coerver, Philip and Watkins were appointed to the Board of Directors on February 17, 1998.

       Each executive officer of the Company will serve until the first meeting of the Board of Directors following the next Annual Meeting of Shareholders or until the Board otherwise directs.

Family Relationships

       There are no family relationships among any of the directors or executive officers of the Company.

Business History

       Michael J. Blumenfeld has served as Chairman of the Board, President, and Chief Executive Officer of the Company since February 1998. From July 1997 until February 1998, Mr. Blumenfeld served as President and Chief Executive Officer of Collegiate Pacific, Inc., a Texas corporation that sold all of its assets to the Company in February 1998. From 1992 until November 1996, Mr. Blumenfeld served as Chairman of the Board and Chief Executive Officer of Sport Supply Group, Inc., a public company engaged in the direct mail marketing of sports related equipment.

       Arthur J. Coerver joined the Company in February 1998 as Chief Operating Officer and a director. From 1991 through 1997, Mr. Coerver was Vice President, Sales and Marketing, of Sport Supply Group, Inc., a public company engaged in the direct mail marketing of sports related equipment.

       Jeff Davidowitz has served as a director of the Company since June 1994. Mr. Davidowitz also serves as President of Penn Footwear, a private company that manufactures shoes, since January 1, 1991. Prior to that, Mr. Davidowitz was Vice President of Penn Footwear.

       Robert W. Philip has served as a director of the Company since February 1998. Mr. Philip served as Executive in Residence and Lecturer in the Department of Accounting of the College of Business Administration at the University of North Texas in Denton, Texas from September 1989 until May 1994. Prior to that time, Mr. Philip served as an audit partner with Arthur Andersen, S.C. for approximately 18 years. Mr. Philip is also a director of Medical Control, Inc. (Nasdaq: MDCL), a health care cost management company. Mr. Philip is currently retired from the University of North Texas and Arthur Andersen, S.C.

       William A. Watkins, Jr. has served as a director since February 1998. Mr. Watkins has been a partner of Watkins, Watkins and Keenan, a certified public accounting firm, since December 1971.

       Mr. Philip (as indicated above) is the only director to serve as a director of another company which has a security registered under Section 12(b) or (g) of the Exchange Act. No director serves as a director of another company which is registered as an investment company under the Investment Company Act of 1940, as amended.

Compliance with Section 16(a) of the Exchange Act

       Based solely on a review of Forms 3 and 4 furnished to the Company under Rule 16a-3(e) promulgated under the Exchange Act with respect to Fiscal 1997, the Company is not aware of any director or officer of the Company who failed to file on a timely basis, as disclosed in such forms, reports required by Section 16(a) of the Exchange Act during Fiscal 1998 or prior years. The Company is not aware of any beneficial owner of 10% or more of the outstanding shares of the Common Stock, which is the only security of the Company registered under Section 12 of the Exchange Act, other than Michael Blumenfeld who is a director of the Company. See Item 11 to this Report.

ITEM 10       EXECUTIVE COMPENSATION

Executive Compensation

       The Summary Compensation Table below shows compensation for the 1998 fiscal year of each person who is a "Named Executive Officer" (as that term is defined in Item 402 of Regulation S-K to the Securities Act of 1933, as amended).

                                                     Annual Compensation                  Long Term Compensation
                                              -----------------------------------                Awards
                                                                                       ---------------------------
                                                                          Other                         Securities
                                                                          Annual       Restricted         Under-       All Other
  Name and Principal                                                      Compen-         Stock           lying         Compen-
       Position                               Salary        Bonus         sation         Award(s)        Options        sation
                                 Year          ($)           ($)           ($)             ($)             (#)           ($)
-----------------------------   ------        ------        -----        --------      ----------       ----------     ---------
Michael J. Blumenfeld
   Chairman, President
   & Chief Executive
   Officer (1)..............   1998        $77,000.00        --             --            --                --            --

(1) Mr. Blumenfeld became Chairman, President, and Chief Executive Officer on February 17, 1998.

Director Compensation

       Directors receive no cash compensation for their service on the Board of Directors or any committee of the Board of Directors. Directors are reimbursed for their reasonable out-of-pocket expenses associated with attending Board of Directors and committee meetings.

Employment Contracts and Change in Control Agreements

       None

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

       The stock options still outstanding are as follows:

Name of Optionee             Position with Company                 Number of Shares
----------------             ---------------------                 ----------------
Granted July 29, 1994
Joseph Shaya                 Consultant (resigned 6/27/97)              125,000
Robert G. Wallace            Sales Consultant                           50,000
Anthony Ian Newman           Director (resigned 2/17/98)                25,000
Jeff Davidowitz              Director                                   25,000
Stephen Turner               Director (resigned 2/17/98)                25,000
Kenneth S. Carpenter         Vice President (resigned 7/26/96)          10,000
Jeffrey M. Bachrach          Consultant                                 10,000

Granted September 22, 1994
Patrick J. Brennan           Vice President, Chief Financial            25,000
                             Officer and Secretary (resigned
                             2/17/98)

Granted June 16, 1997
Joseph Shaya                 Consultant (resigned 6/27/97)              25,000
Patrick J. Brennan           Vice President, Chief Financial            25,000
                             Officer and Secretary (resigned
                             2/17/98)

ITEM 11       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Security Ownership of Certain Beneficial Owners and Management

       The following table sets forth certain information known to the Company with respect to beneficial ownership of shares of Common Stock as of June 30, 1998 for (i) all persons who are beneficial owners of five percent or more of the Company's Common Stock, (ii) each director and nominee for director, (iii) the Company's Chief Executive Officer and the other executive officers named in the Summary Compensation Table above, and (iv) all executive officers and directors as a group:

   Executive Officers and Directors(1)         Number of Shares Beneficially Owned       Percent of Class (2)
   -----------------------------------         -----------------------------------       --------------------
Michael J. Blumenfeld(3)                                   9,800,000                              57.6%
Arthur J. Coerver                                            100,000                                  *
Jeff Davidowitz(4)                                           410,000                               2.4%
Robert W. Philip                                              70,000                                  *
William A. Watkins, Jr.                                       70,000                                  *

Executive Officers and Directors as a                     10,450,000                              61.4%
Group (5 persons)

*Less than 1%

(1) The address for each person listed is 13950 Senlac, Suite 200, Farmers Branch, Texas 75235.

(2) Percentages are based on the total number of shares of Common Stock outstanding at September 24, 1998, plus the total number of outstanding options held by each person that are exercisable within 60 days of such date. Shares of Common Stock issuable upon exercise of outstanding options, however, are not deemed outstanding for purposes of computing the percentage ownership of any other person. Except as otherwise noted in the following footnotes, other than shared property rights created under joint tenancy or marital property laws as between the Company's directors and executive officers and their respective spouses, each stockholder named in the table has sole voting and investment power with respect to the shares of Common Stock set forth opposite such stockholder's name.

(3) Mr. Blumenfeld is registering 2,000,000 shares pursuant to a Registration Statement being filed on Form SB-2, which are not intended for resale to the public. Instead, the shares are being registered for the purposes of collateralizing commercial bank lines or other forms of credit for the benefit of the Company.

(4) Includes 25,000 shares issuable upon exercise of an option expiring July 28, 1999.

ITEM 12       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       On February 17, 1998, the Company sold 10,000,000 shares of Common Stock to Michael J. Blumenfeld (9,800,000 shares) and Adam Blumenfeld (200,000 shares) for $0.20 per share, or an aggregate purchase price of $2,000,000, in cash pursuant to the terms and subject to the conditions of that certain Stock Purchase Agreement dated August 18, 1997 by and between the Company and Michael and Adam Blumenfeld. Adam Blumenfeld is the son of Mr. Blumenfeld. Mr. Blumenfeld was not an officer or director of the Company at the time of the execution of the Stock Purchase Agreement. The consideration paid by Mr. Blumenfeld for the Common Stock was based on the average of the high and low bid price of the Common Stock as reported by the NASD on August 18, 1997, the date of the Stock Purchase Agreement.

       On February 17, 1998, in connection with the Stock Purchase Agreement set forth above, the Company sold (i) 100,000 shares of Common Stock to Arthur
J. Coerver, who became a director of the Company upon consummation of the Stock Purchase Agreement, at $.20 per share, (ii) 70,000 shares of Common Stock to Robert W. Philip, who became a director of the Company upon consummation of the Stock Purchase Agreement, at $.20 per share, and (iii) 70,000 shares of Common Stock to William A. Watkins, Jr., who became a director of the Company upon consummation of the Stock Purchase Agreement, at $.20 per share.

       Since April 14, 1997, Michael J. Blumenfeld has made loans, net of repayments, to the Company in an aggregate amount approximating $755,000, which are payable on demand and bear interest at the rate of 12% per annum. As of June 30, 1998, the aggregate amount outstanding for such loans (including accrued interest) was $899,836.

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

Number Exhibit

2.1 Purchase and Sale Agreement dated March 14, 1997 for the sale of the majority of the Company's assets and business to Casco Standards, Inc.
       (7)

2.2    Stock Purchase Agreement dated August 18, 1997 with Michael J.
       Blumenfeld. (9)

3.1    Copy of Articles of Incorporation of the Company. (1)

3.2 Copy of Certificate of Amendment to Articles of Incorporation of the Company filed on December 29, 1987. (1)

3.3 Copy of Certificate of Amendment to Articles of Incorporation of the Company filed on December 24, 1991. (1)

3.4 Copy of Certificate of Amendment to Articles of Incorporation of the Company filed on May 5, 1993. (2)

3.5 Copy of Certificate of Amendment to Articles of Incorporation of the Company filed June 30, 1997.(8)

3.6    Copy of By-Laws of the Company. (1)

4.1    Specimen Certificate of Common Stock, $0.01, par value, of the Company.

10.1 Copy of Warrant Agency Agreement dated as of June 4, 1993 between the Company and Continental Stock Transfer & Trust Company, as Warrant Agent. (3)

10.2   Proof of Redeemable Warrant expiring June 3, 1996 of the Company. (3)

10.3   Form of Underwriter's Unit Purchase Warrant of the Company. (4)

10.4   Form of Underwriter's Warrant of the Company. (4)

10.5   Copy of the 1988 Stock Option Plan of the Company. (1)

10.6   Copy of the 1994 Stock Option Plan of the Company. (6)

10.7   Copy of Employee Restricted Stock Plan of the Company. (5)

10.8 Copy of Lease dated July 1, 1997 between the Company, as tenant, and Post-Valwood, Inc., as landlord.

10.9 Copy of exclusive Distribution Agreement dated February 24, 1998, between the Company and Equipmart, Inc.

10.10 Copy of exclusive Distribution Agreement dated March 7, 1998, between the Company and FunNets, Inc.

10.11 Copy of exclusive Distribution Agreement dated March 21, 1998, between the Company and Pro Gym Equipment, Inc.

10.12 Copy of the Stock Acquisition Agreement dated April 14, 1998, between the Company and Product Merchandising, Inc.

10.13 Copy of the Agreement and Plan of Merger dated May 31, 1998, between the Company and Vantage Products International, Inc.

--------------------

(1) Filed as an exhibit to the Company's Registration Statement on Form S-18, File No. 33-19770-NY.

(2) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.

(3)    Filed as an exhibit to the Company's Form 8-A dated June 28, 1993.

(4) Filed as an exhibit to the Company's Current Report on Form 8-K filed on July 12, 1993.

(5) Filed as an exhibit to a Post-Effective Amendment to the Company's Registration Statement on Form S- 18, File No. 33-19770-NY.

(6) Filed as an exhibit to the Company's Annual Report on Form 10- KSB for the year ended June 30, 1994.

(7) Filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting held on June 16, 1997.

(8) Filed as an exhibit to the Company's Annual Report on Form 10- KSB for the year ended June 30, 1997.

(9) Filed as an exhibit to the Company's Form 8-K/A filed on September 11, 1997.

(b)    Reports on Form 8-K

None

                                   SIGNATURES

       In accordance with Sections 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     COLLEGIATE PACIFIC INC.

                     By:    /s/ MICHAEL J. BLUMENFELD
                          ----------------------------------------------
                            Michael J. Blumenfeld,
                            Chairman, President, Chief Executive Officer
                            and Director (Principal Executive Officer)

Dated:  September 28, 1998

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

       Signature                         Title                                       Date
       ---------                         -----                                       ----
/s/ MICHAEL J. BLUMENFELD      Chairman, President, Chief Executive             September 28, 1998
---------------------------    Officer, and Director
Michael J. Blumenfeld          (Principal Executive Officer)


/s/ ARTHUR J. COERVER          Chief Operating Officer and Director             September 28, 1998
---------------------------    (Principal Financial and Accounting Officer)
Arthur J. Coerver


/s/ JEFF DAVIDOWITZ            Director                                         September 28, 1998
---------------------------
Jeff Davidowitz

/s/ ROBERT W. PHILIP           Director                                         September 28, 1998
---------------------------
Robert W. Philip

/s/ WILLIAM A. WATKINS, JR.    Director                                         September 28, 1998
---------------------------
William A. Watkins, Jr.

                              INDEX TO EXHIBITS


Number   Exhibit
------   -------
2.1      Purchase and Sale Agreement dated March 14, 1997 for the sale of the majority of the Company's assets and business to Casco Standards, Inc.
         (7)

2.2      Stock Purchase Agreement dated August 18, 1997 with Michael J.
         Blumenfeld. (9)

3.1      Copy of Articles of Incorporation of the Company. (1)

3.2 Copy of Certificate of Amendment to Articles of Incorporation of the Company filed on December 29, 1987. (1)

3.3 Copy of Certificate of Amendment to Articles of Incorporation of the Company filed on December 24, 1991. (1)

3.4 Copy of Certificate of Amendment to Articles of Incorporation of the Company filed on May 5, 1993. (2)

3.5 Copy of Certificate of Amendment to Articles of Incorporation of the Company filed June 30, 1997.(8)

3.6      Copy of By-Laws of the Company. (1)

4.1      Specimen Certificate of Common Stock, $0.01, par value, of the Company.

10.1     Copy of Warrant Agency Agreement dated as of June 4, 1993 between the
         Company and Continental Stock Transfer & Trust Company, as Warrant
         Agent. (3)

10.2     Proof of Redeemable Warrant expiring June 3, 1996 of the Company. (3)

10.3     Form of Underwriter's Unit Purchase Warrant of the Company. (4)

10.4     Form of Underwriter's Warrant of the Company. (4)

10.5     Copy of the 1988 Stock Option Plan of the Company. (1)

10.6     Copy of the 1994 Stock Option Plan of the Company. (6)

10.7     Copy of Employee Restricted Stock Plan of the Company. (5)

10.8 Copy of Lease dated July 1, 1997 between the Company, as tenant, and Post-Valwood, Inc., as landlord.

10.9 Copy of exclusive Distribution Agreement dated February 24, 1998, between the Company and Equipmart, Inc.

10.10 Copy of exclusive Distribution Agreement dated March 7, 1998, between the Company and FunNets, Inc.

10.11 Copy of exclusive Distribution Agreement dated March 21, 1998, between the Company and Pro Gym Equipment, Inc.

10.12 Copy of the Stock Acquisition Agreement dated April 14, 1998, between the Company and Product Merchandising, Inc.

10.13    Copy of the Agreement and Plan of Merger dated May 31, 1998, between the
         Company and Vantage Products International, Inc.

--------------------

(1) Filed as an exhibit to the Company's Registration Statement on Form S-18, File No. 33-19770-NY.

(2) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.

(3)    Filed as an exhibit to the Company's Form 8-A dated June 28, 1993.

(4) Filed as an exhibit to the Company's Current Report on Form 8-K filed on July 12, 1993.

(5) Filed as an exhibit to a Post-Effective Amendment to the Company's Registration Statement on Form S-18, File No. 33-19770-NY.

(6) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1994.

(7) Filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting held on June 16, 1997.

(8) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1997.

(9) Filed as an exhibit to the Company's Form 8-K/A filed on September 11, 1997.