Form 10QSB
period 1998-09-30
COLLEGIATE PACIFIC INC
filed 1998-11-16
CIK 828747

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB


(Mark one)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 1998


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

                             Yes [ X ]      No [  ]

         As of October 31, 1998, there were 17,041,833 shares of the Registrant's Common Stock, with a par value of $0.01 per share, outstanding.

                            COLLEGIATE PACIFIC, INC.

                                      INDEX



                                                                                            Page
                                                                                          --------
                         PART I - FINANCIAL INFORMATION

ITEM 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             Condensed Consolidated Statements of Operations                                   3
                Three months ended September 30, 1998 and 1997 (Unaudited)

             Condensed Consolidated Balance Sheets                                             4
                September 30, 1998 (Unaudited) and June 30, 1998

             Condensed Consolidated Statements of Cash Flows                                   5
                Three months ended September 30, 1998 and 1997 (Unaudited)

             Notes to Condensed Consolidated Financial Statements (Unaudited)                  6

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS                                                      8



                           PART II. OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS                                                                11

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                                                 11

             SIGNATURES                                                                       11

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                            COLLEGIATE PACIFIC, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                              Three months ended        Three months ended
                                                              September 30, 1998        September 30, 1997
                                                              -------------------       ------------------
Revenues                                                          $  1,359,988             $    232,835

Cost of sales                                                          924,245                  155,863
                                                                  ------------             ------------

Gross profit                                                           435,743                   76,972

Selling, general and administrative expenses                           478,320                  223,372
                                                                  ------------             ------------

Loss from operations                                                   (42,577)                (146,400)

Other income (expenses)
   Interest expense - shareholder                                      (23,179)                 (19,352)
   Interest and other income, net                                        2,131                    2,913
                                                                  ------------             ------------

Loss before income taxes                                               (63,625)                (162,839)

Provision for income taxes                                                  --                       --
                                                                  ------------             ------------

Net loss                                                          $    (63,625)            $   (162,839)
                                                                  ============             ============

Net loss per share (basic and diluted)                            $      (0.00)            $      (0.01)
                                                                  ============             ============

Weighted average shares of common stock used
   in computing net loss per share (basic and diluted)              17,024,525               17,016,833
                                                                  ============             ============




See accompanying notes to these consolidated financial statements.
                                                                               3

                            COLLEGIATE PACIFIC, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                         September 30, 1998        June 30, 1998
                                                         ------------------        -------------
                                                            (Unaudited)
                                     ASSETS
Current assets
   Cash and cash equivalents                                $   223,501             $   514,494
   Accounts receivable, net of the allowance for
      doubtful accounts of $15,743 and $13,243                  636,125                 685,974
   Inventories                                                2,205,927               2,149,020
   Prepaid expenses and other assets                             52,987                  40,064
                                                            -----------             -----------

          Total current assets                                3,118,540               3,389,552
                                                            -----------             -----------

Property and equipment                                          173,297                 173,297
      Less accumulated depreciation                             (55,735)                (52,671)
                                                            -----------             -----------
                                                                117,562                 120,626
Other assets
   License agreements (net of accumulated
      amortization of $21,713 and $12,408                       269,953                 279,258
   Goodwill, net of accumulated amortization
      of $16,698 and $7,590                                     535,048                 544,156
   Other assets, net                                             51,232                  54,552
                                                            -----------             -----------

                                                            $ 4,092,335             $ 4,388,144
                                                            ===========             ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                         $   284,171             $   552,618
   Accrued interest - shareholder                               168,345                 145,165
   Accrued expenses                                              30,058                  46,901
   Other current liabilities                                     27,456                  54,965
   Note payable - shareholder                                   805,855                 754,671
                                                            -----------             -----------

          Total current liabilities                           1,315,885               1,554,320
                                                            -----------             -----------

Deferred rent                                                     4,400                   4,400

Stockholders' equity
   Common stock, $.01 par value; authorized
      20,000,000 shares; 17,016,833 shares
      issued and outstanding                                    170,418                 170,168
   Additional paid-in capital                                 3,326,804               3,320,804
   Accumulated deficit                                         (693,552)               (629,928)
                                                            -----------             -----------
                                                              2,803,670               2,861,044
   Less notes receivable from stockholders                      (31,620)                (31,620)
                                                            -----------             -----------

          Total stockholders' equity                          2,772,050               2,829,424
                                                            -----------             -----------

                                                            $ 4,092,335             $ 4,388,144
                                                            ===========             ===========





See accompanying notes to these consolidated financial statements.

                            COLLEGIATE PACIFIC, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                       Three months ended         Three months ended
                                                                       September 30, 1998         September 30, 1997
                                                                       ------------------         ------------------
Operating activities
   Net loss                                                               $ (63,625)                 $(162,839)
   Adjustments to reconcile net loss to net cash provided (used) by operating activities:
          Depreciation and amortization                                      24,797                      3,522
          Changes in operating assets and liabilities                      (359,573)                   (74,354)
                                                                          ---------                  ---------
Net cash provided (used) by operating activities                           (398,401)                  (233,671)
                                                                          ---------                  ---------


Investing activities
   Purchase of property and equipment                                        (2,517)                    (1,638)
                                                                          ---------                  ---------
Net cash provided (used) by investing activities                             (2,517)                    (1,638)
                                                                          ---------                  ---------


Financing activities
   Proceeds from issuance of common stock                                    58,742                         --
   Proceeds from long-term debt                                              51,183                    110,000
                                                                          ---------                  ---------
Net cash provided (used) in financing activities                            109,925                    110,000
                                                                          ---------                  ---------

Net increase (decrease) in cash and cash equivalents                       (290,993)                  (125,309)
Cash and cash equivalents at beginning of period                            514,494                    638,011
                                                                          ---------                  ---------
Cash and cash equivalents at end of period                                $ 223,501                  $ 512,702
                                                                          =========                  =========


Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                               $      --                  $      --
                                                                          =========                  =========





See accompanying notes to these consolidated financial statements.

                            COLLEGIATE PACIFIC, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - GENERAL AND BACKGROUND

The accompanying unaudited condensed consolidated financial statements have been prepare in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated financial statements for the three month period ended September 30, 1998 and 1997 are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto, for the year ended June 30, 1998 together with management's discussion and analysis of financial condition and results of operations, contained in the 10-KSB filed with the Securities and Exchange Commission. The results of operations for the three months ended September 30, 1998 are not necessarily indicative of the results for the entire fiscal year.

The consolidated financial statements for the period ended September 30, 1998 include the accounts of Collegiate Pacific, Inc. ("CPI") and its wholly owned subsidiaries Product Merchandising, Inc. ("PMI") and Vantage Products International, Inc. ("VPI") (collectively referred to as the "Company"). The consolidated financial statements for the period ended September 30, 1997 include the accounts of CPI and its wholly owned subsidiary VPI. See Note 2. Significant intercompany accounts and transactions have been eliminated.

NOTE 2 - BUSINESS COMBINATIONS

On May 31, 1998 the Company acquired VPI by issuing 400,000 shares of its common stock in exchange for all outstanding VPI common stock. The acquisition was accounted for as a pooling and accordingly, the assets and liabilities and results of operations of VPI have been included in the Company's consolidated financial statements as if the transaction occurred on July 1, 1997.

On April 14, 1998 the Company acquired all common stock of PMI for $200,000 cash and 137,500 shares of the Company's common stock. The acquisition was accounted for as a purchase and accordingly, the net assets and results of operation of PMI have been included in the Company's consolidated financial statements commencing on April 14, 1998.

Unaudited pro forma financial information for the quarter ended September 30, 1997 as though the acquisition of PMI had occurred on July 1, 1997 is as follows:

                                                                         1997
                                                                       --------
            Revenues                                                   $753,749
                                                                       ========
            Net income                                                 $ 42,619
                                                                       ========
            Net income per common share (basic and diluted)            $   0.00
                                                                       ========

NOTE 3 - SHAREHOLDERS' EQUITY

On September 2, 1998, the Company issued 25,000 shares of common stock for cash of $65,047. The stock was issued to a director upon conversion of stock options.

NOTE 4 - NOTE PAYABLE TO STOCKHOLDER

The note payable to stockholder (also the president of the Company) is payable on demand, uncollateralized, and bears interest at an annual rate of 12%. Accrued interest on this note totaled $168,345 at September 30, 1998.

                            COLLEGIATE PACIFIC, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - CURRENT ACCOUNTING CHANGES

In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 98-5, "Reporting on the Costs of Start-up Activities" (SOP 98-5). SOP 98-5 will be effective for all transactions entered into by the Company subsequent to June 30, 1999. The Company does not expect the adoption of the new Standard to have a material impact on its financial position or results of operations.

In June 1998, the Financial Accounting Standards Board issued Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities". The Standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The new Standard is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company does not expect the adoption of the new Standard to have a material impact on its financial position or results of operations.

                            COLLEGIATE PACIFIC, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is engaged in the national distribution of sports equipment to the institutional and retail markets realizing the vast majority of its revenues in response to catalog mailings and telemarketing efforts. The market for this merchandise is estimated to consist of approximately 250,000 locations, which have annual expenditures of some $4 billion for sports equipment. The management of the Company has extensive experience in this business having been the founder of several successful mail order companies in the sports equipment industry.

On May 31, 1998 the Company acquired Vantage Products International, Inc ("VPI"). The acquisition was accounted for as a pooling and accordingly, the assets and liabilities and results of operations of VPI have been included in the Company's consolidated financial statements as if the transaction occurred on July 1, 1997.

On April 14, 1998 the Company acquired all common stock of Product Merchandising, Inc ("PMI"). The acquisition was accounted for as a purchase and accordingly, the net assets and results of operation of PMI have been included in the Company's consolidated financial statements commencing on April 14, 1998. The results of operations for the quarter ended September 30, 1997 do not include the operations of PMI.

This Report contains certain forward-looking statements such as the Company's or management's intentions, hopes, beliefs, expectations, strategies, predictions or any other variation thereof or comparable phraseology of the Company's future activities or other future events or conditions within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, variations in quarterly results, volatility of the Company's stock price, entry into the market of new competitors, and the sufficiency of the Company's working capital. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

The following discussion should be read in conjunction with the Company's Form 10-KSB and consolidated financial statements for the fiscal year ended June 30, 1998, the financial statements and related notes for the quarters ended September 30, 1998 and 1997 found elsewhere in this report.

REVENUES

For the quarter ended September 30, 1998 the Company generated revenues of $1,360,000 compared to $233,000 for the corresponding quarter ended September 30, 1997. Revenues for the quarter ended September 30, 1998 were $1,040,000 excluding PMI. CPI excluding VPI and PMI had revenues of $734,000 in 1998 compared to $2,000 in 1997, when CPI was completing its start up phase. As the result of acquisitions and expanded operations, the Company anticipates that future operations will rise from current levels.

GROSS MARGIN AND NET LOSS

The gross margin percentages were 32% and 33% for the quarter ended 1998 and 1997, respectively. The decrease in gross margins was the result of lower product selling prices as the Company completes its start up phase which includes the introduction of new products below traditional selling prices.
The Company anticipates that the gross margins will improve during 1999. The loss of $64,000 for the quarter ended September 30, 1998 compares to a loss of $164,000 for the same period last year and is consistent with the Company's seasonality of business and internal projections and increased revenues as the Company continues to grow internally and through acquisitions. Based on current operations, the Company expects to achieve the majority of its revenues and earnings from February to September of each year.

                            COLLEGIATE PACIFIC, INC.

EXPENSES

The Company incurred selling, general and administrative ("SG&A") expenses of $478,000 during the quarter ended September 30, 1998 compared to $ 229,000 in the prior period. The Company expects the current ratio of selling, general and administrative expenses to revenue to decrease as the revenue volumes increase. PMI contributed expenses of $51,000 in 1998. The additional increase in expenses resulted from increased in all areas due to the Company operating in a start up phase in 1997. The majority of the increase is advertising expense, which was $103,000 in 1998 compared to $20,000 in 1997.

Interest expense for the period amounted to $23,000. All of the interest relates to interest payable on a note to Michael Blumenfeld, the Company's founder and CEO.

LIQUIDITY AND SOURCES OF CAPITAL

The Company has no commercial bank debt but has recently received two proposals from nationally recognized institutions offering to fund its future operations and expansion and is evaluating these proposals.

Cash and cash equivalents totaled $224,000 at September 30, 1998 compared to $513,000 at September 30, 1997. The decrease in cash was due primarily to cash used in operations of $398,000. The cash used in operations was mainly composed of operating losses of $64,000 and reductions in accounts payable of $268,000. The Company generated cash from financing activities of $59,000 from the issuance of common stock and a $51,000 increase in the shareholder note payable, as compared to cash generated from financing activities of $110,000 in 1997, all being cash received from the increase in the shareholder note payable.

The Company had total assets of $4,092,000 and total liabilities of $1,320,000 at September 30, 1998, with stockholders equity of $2,772,000. Current assets totaled $3,120,000 at the end of the third quarter, providing the Company with working capital of $1,803,000.

Longer-term cash requirements, other than normal operating expenses, are anticipated for the enhancement of existing products, financing anticipated growth and the possible acquisition of other businesses complimentary to the Company's business. The Company believes that its existing cash and cash equivalents and anticipated cash generated from operations will be sufficient to satisfy its currently anticipated cash requirement for fiscal year 1999.

The Company's principal commitments at September 30, 1998 consisted of obligations under operating leases for facilities.

YEAR 2000 ISSUE

The Company's assessment of its Year 2000 issues is not complete, however, the Company has taken action to assess the nature and extent of the work required to make its systems, products and infrastructure Year 2000 ready. The Company intends to work toward making its internal information technology Year 2000 ready, which may include replacing or updating existing computer systems as needed. Additionally, the Company plans to evaluate the Year 2000 readiness of its consultants, vendors and suppliers. Where the Company determines that critical consultants, vendors or suppliers are not Year 2000 ready, the Company will monitor their progress and take appropriate actions. The Company believes it is taking the necessary steps to resolve year 2000 issues and, based on current progress and future plans, the Company believes that the Year 2000 date change will not significantly affect the Company's ability to deliver services to its customers on a timely basis; however, given the uncertain consequences of failure to resolve significant year 2000 issues, there can be no assurance that any one or more such failures would not have a material adverse effect on the Company. The Company has not determined the cost of completing its compliance with the Year 2000.

                            COLLEGIATE PACIFIC, INC.

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

         11.1  Computation of Earnings per share

         27.1  Financial Data Schedule

         27.2  Restated Financial Data Schedule

REPORTS ON FORM 8-K

None

                                   SIGNATURES

Pursuant with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


COLLEGIATE PACIFIC, INC.


By:  /s/ Mike Blumenfeld                              Dated:  November 16, 1998
     --------------------------------------
     Mike Blumenfeld
     President and Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
NO.         DESCRIPTION
---         -----------

11.1     Computation of Earnings per share

27.1     Financial Data Schedule

27.2     Restated Financial Data Schedule