Form 10QSB
period 1998-12-31
COLLEGIATE PACIFIC INC
filed 1999-02-16
CIK 828747

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED DECEMBER 31, 1998


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



COMMISSION FILE NUMBER 0-17293


                            COLLEGIATE PACIFIC, INC.
             (Exact name of registrant as specified in its charter)

                         Pennsylvania                                           22-2795073
(State or other jurisdiction of incorporation or organization)     (I.R.S. Employer Identification No.)


                             13950 SENLAC DR., #200
                              DALLAS, TEXAS 75234
                    (Address of principal executive offices)

                        TELEPHONE NUMBER (972) 243-8100
              (Registrant's telephone number, including area code)


          Securities Registered Pursuant to Section 12(b) of the Act:


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.

                                 YES [X] NO [ ]

         As of December 31, 1998, there were 1,704,839 shares of the Registrant's Common Stock, with a par value of $0.01 par share, outstanding.

                            COLLEGIATE PACIFIC, INC.

                                     INDEX

                         PART I - FINANCIAL INFORMATION

                                                                           Page
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

        Condensed Consolidated Balance Sheet
           December 31, 1998 (Unaudited) and June 30, 1998                   3

        Condensed Consolidated Statement of Operations
           Three and six months ended December 31, 1998 and 1997 (Unaudited) 4

        Condensed Consolidated Statement of Cash Flows
           Six months ended December 31, 1998 and 1997 (Unaudited)           5

        Notes to Condensed Consolidated Financial Statements (Unaudited)     6


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                          8


                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS                                                   11

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                    11

        SIGNATURES                                                          11

      See accompanying notes to these consolidated financial statements.

                            COLLEGIATE PACIFIC, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (unaudited)

                                                                        December 31,        June 30,
                                    ASSETS                                 1998              1998
                                                                        -----------       -----------
                                                                        (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents                                           $   391,473      $   514,494
     Accounts receivable, net of the allowance for doubtful
         accounts of $30,048 and $15,743                                     343,136          685,974
     Inventories                                                           2,172,467        2,149,020
     Prepaid expenses and other assets                                        67,242           40,064
                                                                         -----------      -----------

                  Total current assets                                     2,974,318        3,389,552

PROPERTY AND EQUIPMENT                                                       227,356          187,042
     Less accumulated depreciation                                           (79,461)         (66,416)
                                                                         -----------      -----------
                                                                             147,895          120,626

OTHER ASSETS
     License agreements, net of accumulated amortization of
         $31,029 and $12,418                                                 260,647          279,258
     Goodwill, net of accumulated amortization of $25,806 and $7,590         525,940          544,156
     Other assets, net                                                        50,427           54,552
                                                                         -----------      -----------

                                                                         $ 3,959,227      $ 4,388,144
                                                                         ===========      ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                    $   194,377      $   552,618
     Accrued interest - shareholder                                          135,523          145,165
     Accrued expenses and other current liabilities                           86,661          106,266
     Note payable - shareholder                                              919,477          754,671
                                                                         -----------      -----------

                  Total current liabilities                                1,336,038        1,558,720

STOCKHOLDERS' EQUITY
     Common stock, $.01 par value; authorized 50,000,000 shares;
         issued and outstanding, 17,041,833 and
         17,016,833 shares, respectively                                     170,418          170,168
     Additional paid-in capital                                            3,326,804        3,320,804
     Accumulated deficit                                                    (842,413)        (629,928)
                                                                         -----------      -----------
                                                                           2,654,809        2,861,044
         Less notes receivable from stockholders                             (31,620)         (31,620)
                                                                         -----------      -----------
                  Total stockholders' equity                               2,623,189        2,829,424
                                                                         -----------      -----------

                                                                         $ 3,959,227      $ 4,388,144
                                                                         ===========      ===========

       See accompanying notes to these consolidated financial statements

                            COLLEGIATE PACIFIC, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                      Three months ended                  Six months ended
                                                         December 31,                       December 31,
                                                  ---------------------------         ---------------------------
                                                     1998              1997             1998              1997
                                                  ---------         ---------         ---------         ---------
Revenues                                         $    989,036      $    325,816      $  2,349,025      $    558,651
Cost of sales                                         627,601           194,833         1,551,846           350,696
                                                 ------------      ------------      ------------      ------------

Gross margin                                          361,435           130,983           797,179           207,955

Selling, general and administrative expenses          485,761           368,465           964,081           591,837
                                                 ------------      ------------      ------------      ------------

Loss from operations                                 (124,326)         (237,482)         (166,902)         (383,882)

Interest expense                                      (26,403)          (50,232)          (49,582)          (69,584)

Other income                                            1,868             2,203             3,999             5,116
                                                 ------------      ------------      ------------      ------------

Net loss                                         $   (148,861)     $   (285,511)     $   (212,485)     $   (448,350)
                                                 ============      ============      ============      ============

Net loss per share (basic and diluted)           $      (0.01)     $      (0.02)     $      (0.01)     $      (0.03)
                                                 ============      ============      ============      ============

Shares used in computing net loss
     per share (basic and diluted)                 17,041,833        16,401,000        17,032,841        16,401,000

       See accompanying notes to these consolidated financial statements

                            COLLEGIATE PACIFIC, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                             Six months ended    Six months ended
                                                             December 31, 1998   December 31, 1997
                                                             -----------------   -----------------
Operating activities
     Net loss                                                   $  (212,485)        $  (448,350)
     Adjustments to reconcile net loss to net cash used
         in operating activities
             Depreciation and amortization                           49,872              21,730
             Changes in operating assets and liabilities            (91,150)         (1,985,237)
                                                                -----------         -----------

                  Net cash used in operating activities            (253,763)         (2,411,857)

Investing activities
     Purchase of property and equipment                             (40,314)           (105,047)
                                                                -----------         -----------

                  Net cash used in investing activities             (40,314)           (105,047)

Financing activities
     Proceeds from borrowings                                       164,806           2,040,829
     Proceeds from issuance of common stock                           6,250              21,000
                                                                -----------         -----------

                  Net cash provided by financing activities         171,056           2,061,829
                                                                -----------         -----------

Net decrease in cash and cash equivalents                          (123,021)           (455,075)

Cash and cash equivalents at beginning of period                    514,494             638,011
                                                                -----------         -----------

Cash and cash equivalents at end of period                      $   391,473         $   182,936
                                                                ===========         ===========

Supplemental disclosure of cash flow information
     Cash paid during the period for interest                   $    59,260         $        --
                                                                ===========         ===========

       See accompanying notes to these consolidated financial statements

                            COLLEGIATE PACIFIC, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - GENERAL AND BACKGROUND

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated financial statements as of December 31, 1998 and the periods ended December 31, 1998 and 1997 are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto, for the year ended June 30, 1998 together with management's discussion and analysis of financial condition and results of operations, contained in the 10-K filed with the Securities and Exchange Commission. The results of operations for the three and six months ended December 31, 1998 are not necessarily indicative of the results for the entire fiscal year.

     The consolidated financial statements for the period ended December 31, 1998 include the accounts of Collegiate Pacific, Inc. ("CPI") and its wholly owned subsidiaries Product Merchandising, Inc. ("PMI") and Vantage Products International, Inc. ("VPI") (collectively referred to as the "Company"). The consolidated financial statements for the period ended December 31, 1997 include the accounts of "CPI" and its wholly owned subsidiary "VPI". See Note 2.

NOTE 2 - BUSINESS COMBINATIONS

     On May 31, 1998 the Company acquired "VPI" by issuing 400,000 shares of its common stock in exchange for all outstanding "VPI" common stock. The acquisition was accounted for as a pooling of interests and, accordingly, the assets and liabilities and results of operations of "VPI" have been included in the Company's consolidated financial statements as if the transaction occurred on July 1, 1997.

     On April 14, 1998 the Company acquired all common stock of "PMI" for $200,000 cash and 137,500 shares of the Company's common stock. The acquisition was accounted for as a purchase and accordingly, the net assets and results of operation of "PMI" have been included in the Company's consolidated financial statements commencing on April 14, 1998.

     Unaudited pro forma financial information for the three and six months ended December 31, 1997 as though the acquisition of "PMI" had occurred on July 1, 1997 is as follows:

                                      Three months ended    Six months ended
                                      December 31, 1997     December 31, 1997
                                      ------------------    -----------------
      Revenues                            $ 369,646            $1,123,395
      Net loss                             (462,921)             (420,302)
      Net loss per common share
            (basic and diluted)                (.03)                 (.03)

                            COLLEGIATE PACIFIC, INC.

NOTE 3 - NOTE PAYABLE TO STOCKHOLDER

     The note payable to stockholder (also the president of the Company) is payable on demand, uncollateralized, and bears interest at an annual rate of 12%. Accrued interest on this note totaled $135,523 at December 31, 1998, and is included in accrued expenses.

NOTE 4 - CURRENT AND PENDING ACCOUNTING CHANGES

     In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 98-5, "Reporting on the Costs of Start-up Activities" (SOP 98-5). SOP 98-5 will be effective for all transactions entered into by the Company subsequent to December 31, 1998. The Company does not expect the adoption of the new Standard to have a material impact on its financial position or results of operations.

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The new Statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company does not expect the adoption of the new Statement to have a material impact on its financial position or results of operations.

                            COLLEGIATE PACIFIC, INC.



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On May 31, 1998 the Company acquired Vantage Products International, Inc. ("VPI"). The acquisition was accounted for as a pooling and accordingly, the assets and liabilities and results of operations of VPI have been included in the Company's consolidated financial statements as if the transaction occurred on July 1, 1997.

On April 14, 1998 the Company acquired all common stock of Product Merchandising, inc. ("PMI"). The acquisition was accounted for as a purchase and accordingly, the net assets and results of operation of PMI have been included in the Company's consolidated financial statements commencing on April 14, 1998. The results of operations for the periods ended December 31, 1997 do not reflect the operations of PMI.

This Report contains certain forward-looking statements such as the Company's or management's intentions, hopes, beliefs, expectations, strategies, predictions or any other variation thereof or comparable phraseology of the Company's future activities or other future events or conditions within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, variations in quarterly results, volatility of the company's stock price, entry into the market of new competitors, the sufficiency of the Company's working capital. Although the company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

The following discussion should be read in conjunction with the Company's Form 10-KSB and consolidated financial statements for the fiscal year ended June 30, 1998, the financial statements and related notes for the periods ended December 31, 1998 and 1997 included herein.

REVENUES

For the quarter ended December 31, 1998 revenues rose 203%, from $325,816 to $989,036, and for the six months rose 320%, from $558,651 to $2,349,025. The
Company attributes the growth in revenues to an increase in marketing activity, the acquisition of PMI and the growth in its customer base. As the result of expanded operations the Company believes future revenues will rise materially from current levels.

                            COLLEGIATE PACIFIC, INC.



GROSS MARGIN

For the quarter ended December 31, 1998, gross margin decreased from 40% to 37%, and for the six months ended December 31, 1998, decreased from 37% to 34%. The decreases were primarily the result of lower product selling prices as the Company completes its start up phase which includes the introduction of new products below traditional selling prices. The Company anticipates that gross margins will improve in the third and fourth quarter.

OPERATING EXPENSES

Selling, general and administrative (SG&A) expenses increased by 32% for the quarter ended December 31, 1998. However, as a percentage of sales, SG&A expenses decreased from 113% to 49%. For the six months ended December 31, 1998, SG&A expenses increased by 63%, but as a percentage of sales decreased from 106% to 41%.

The increase in the amount of SG&A expense resulted primarily from increases in advertising and the effect of the acquisition of PMI in April 1998. The decrease in SG&A expense as a percentage of sales is due to the Company's establishing an infrastructure in 1997 capable of handling substantially higher sales volume.

LIQUIDITY AND SOURCES OF CAPITAL

The Company has no commercial bank debt but has recently received two proposals from nationally recognized institutions offering to fund its future operations and expansion and is evaluating these proposals.

Cash and cash equivalents totaled $391,000 at December 31, 1998 compared to $514,000 at June 30, 1998. Cash used in operations of $254,000 in the six months ended December 31, 1998 resulted primarily from the Company's net loss. For the comparable 1997 period, cash used in operations of $2,400,000 resulted primarily from the Company's net loss and increases in inventory.

Current assets totaled $2,974,000 at the end of the second quarter, providing the Company with working capital of $1,638,000.

Longer-term cash requirements, other than normal operating expenses, are anticipated for the enhancement of existing products, financing anticipated growth and the possible acquisition of other businesses complimentary to the company's business. The company believes that its existing cash and cash equivalents and anticipated cash generated from operations will be sufficient to satisfy its currently anticipated cash requirements for fiscal year 1999.

The Company's principal commitments at December 31, 1998 consisted of obligations under operating leases for facilities.

                            COLLEGIATE PACIFIC, INC.



YEAR 2000 ISSUE

The Company's assessment of its Year 2000 issues is not complete, however, the company has taken actions to assess the nature and extent of the work required to make its systems, products and infrastructure Year 2000 ready. The Company intends to work toward making its internal information technology Year 2000 ready, which may include replacing or updating existing computer systems as needed. Additionally, the Company plans to evaluate the Year 2000 readiness of its consultants, vendors and suppliers. Where the Company determines that critical consultants, vendors or suppliers are not Year 2000 ready, the Company will monitor their progress and take appropriate actions. The Company believes it is taking the necessary steps to resolve year 2000 issues and, based on current progress and future plans, the Company believes that the Year 2000 date change will not significantly affect the Company's ability to deliver services to its customers on a timely basis; however, given the uncertain consequences of failure to resolve significant year 2000 issues, there can be no assurance that any one or more such failures would not have a material adverse effect on the Company. The Company has not determined the cost of completing its compliance with the Year 2000.

                            COLLEGIATE PACIFIC, INC.



PART II  - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

27.1     Financial Date Schedule

REPORTS ON FORM 8-K

None


                                   SIGNATURES

Pursuant with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


COLLEGIATE PACIFIC, INC.


By:  /s/ MIKE BLUMENFELD                     Dated:  February 16, 1999
     -------------------------------------          ---------------------------
     Mike Blumenfeld
     President and Chief Financial Officer

                                EXHIBIT INDEX


EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------

 27.1                       Financial Data Schedule