Form 10QSB/A
period 1998-12-31
COLLEGIATE PACIFIC INC
filed 1999-02-17
CIK 828747

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A

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

                                 YES [X] NO [ ]

         As of December 31, 1998, there were 17,041,833 shares of the Registrant's Common Stock, with a par value of $0.01 par share, outstanding.

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