Form 10QSB
period 1999-03-31
COLLEGIATE PACIFIC INC
filed 1999-05-17
CIK 828747

]                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1999


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

                                YES [X]    NO [ ]

        As of May 10, 1999, there were 17,041,833 shares of the Registrant's Common Stock, with a par value of $0.01 par share, outstanding.

                            COLLEGIATE PACIFIC, INC.

                                      INDEX




                         PART I - FINANCIAL INFORMATION

                                                                                 Page
                                                                                 ----
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

           Condensed Consolidated Balance Sheets
                March 31, 1999 (Unaudited) and June 30, 1998                       3

           Condensed Consolidated Statement of Operations
                Three and nine months ended March 31, 1999 and 1998
                (Unaudited)                                                        4

           Condensed Consolidated Statement of Cash Flows
                Nine months ended March 31, 1999 and 1998 (Unaudited)              5

           Notes to Condensed Consolidated Financial Statements
                (Unaudited)                                                        6


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS                                             8


                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS                                                      11

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                       11

           SIGNATURES                                                             11

                            COLLEGIATE PACIFIC, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET


                                                                      March 31,        June 30,
                                    ASSETS                              1999             1998
                                                                     -----------      -----------
                                                                     (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents                                       $   449,119      $   514,494
     Accounts receivable, net of the allowance for doubtful
         accounts of $25,698 and $15,743, respectively                   664,870          685,974
     Inventories                                                       1,970,043        2,149,020
     Prepaid expenses and other assets                                   270,100           40,064
                                                                     -----------      -----------

                  Total current assets                                 3,354,132        3,389,552

PROPERTY AND EQUIPMENT                                                   242,582          187,042
     Less accumulated depreciation                                       (88,203)         (66,416)
                                                                     -----------      -----------
                                                                         154,379          120,626
OTHER ASSETS
     License agreements, net of accumulated amortization of
         $40,325 and $12,418, respectively                               251,342          279,258
     Goodwill, net of accumulated amortization of $34,502
         and $7,590, respectively                                        517,244          544,156
     Other assets, net                                                    54,626           54,552
                                                                     -----------      -----------

                                                                     $ 4,331,723      $ 4,388,144
                                                                     ===========      ===========
         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                $   260,137      $   552,618
     Accrued interest - shareholder                                       78,839          145,165
     Accrued expenses and other current liabilities                       71,422          106,266
     Note payable - stockholder                                             --            754,671
                                                                     -----------      -----------

                  Total current liabilities                              410,398        1,558,720

NOTE PAYABLE - STOCKHOLDER                                             1,082,649             --

STOCKHOLDERS' EQUITY
     Common stock, $.01 par value; authorized 50,000,000 shares;
         issued and outstanding, 17,041,833 and
         17,016,833 shares, respectively                                 170,418          170,168
     Additional paid-in capital                                        3,326,804        3,320,804
     Accumulated deficit                                                (626,926)        (629,928)
                                                                     -----------      -----------
                                                                       2,870,296        2,861,044
         Less notes receivable from stockholders                         (31,620)         (31,620)
                                                                     -----------      -----------
                  Total stockholders' equity                           2,838,676        2,829,424
                                                                     -----------      -----------

                                                                     $ 4,331,723      $ 4,388,144
                                                                     ===========      ===========

        See accompanying notes to these consolidated financial statements

                            COLLEGIATE PACIFIC, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)




                                              Three months ended                  Nine months ended
                                                   March 31,                          March 31,
                                        ------------------------------      ------------------------------
                                            1999              1998              1999              1998
                                        ------------      ------------      ------------      ------------
Revenues                                $  1,784,826      $    803,080      $  4,133,851      $  1,361,731
Cost of sales                              1,001,826           433,345         2,553,672           769,376
                                        ------------      ------------      ------------      ------------

Gross margin                                 783,000           369,735         1,580,179           592,355

Selling, general and administrative
     expenses                                539,498           555,967         1,503,579         1,159,024
                                        ------------      ------------      ------------      ------------

Operating profit (loss)                      243,502          (186,232)           76,600          (566,669)

Interest expense                             (29,455)          (58,467)          (79,037)         (131,495)

Other income                                   1,440             2,331             5,439             7,446
                                        ------------      ------------      ------------      ------------

Net earnings (loss)                     $    215,487      $   (242,368)     $      3,002      $   (690,718)
                                        ============      ============      ============      ============

Net earnings (loss) per share -
     basic and diluted                  $       0.01      $      (0.01)     $       0.00      $      (0.04)
                                        ============      ============      ============      ============

Shares used in computing net loss
     per share (basic and diluted)        17,041,833        16,605,269        17,035,838        16,469,090



        See accompanying notes to these consolidated financial statements

                            COLLEGIATE PACIFIC, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)






                                                                     Nine months ended
                                                                        March 31,
                                                                ----------------------------
                                                                   1999             1998
                                                                -----------      -----------
Operating activities
     Net earnings (loss)                                        $     3,002      $  (690,718)
     Adjustments to reconcile net loss to net cash used
         in operating activities
             Depreciation and amortization                           79,024           28,530
             Changes in operating assets and liabilities           (426,089)      (1,606,749)
                                                                -----------      -----------

                  Net cash used in operating activities            (344,063)      (2,268,937)

Investing activities
     Purchase of property and equipment                             (55,540)         (99,005)

Financing activities
     Proceeds from borrowings                                       327,978        2,492,283
     Proceeds from issuance of common stock                           6,250           69,000
                                                                -----------      -----------

                  Net cash provided by financing activities         334,228        2,561,283
                                                                -----------      -----------

Net decrease in cash and cash equivalents                           (65,375)         193,341

Cash and cash equivalents at beginning of period                    514,494          638,011
                                                                -----------      -----------

Cash and cash equivalents at end of period                      $   449,119      $   831,352
                                                                ===========      ===========

        See accompanying notes to these consolidated financial statements

                            COLLEGIATE PACIFIC, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL AND BACKGROUND

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated financial statements as of March 31, 1999 and the periods ended March 31, 1999 and 1998 are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto, for the year ended June 30, 1998 together with management's discussion and analysis of financial condition and results of operations, contained in the Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended March 31, 1999 are not necessarily indicative of the results for the entire fiscal year.

     The consolidated financial statements for the period ended March 31, 1999 include the accounts of Collegiate Pacific, Inc. ("CPI") and its wholly owned subsidiaries Product Merchandising, Inc. ("PMI") and Vantage Products International, Inc. ("VPI") (collectively referred to as the "Company"). The consolidated financial statements for the period ended March 31, 1998 include the accounts of "CPI" and its wholly owned subsidiary "VPI". See
     Note 2.

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

     Unaudited pro forma financial information for the three and nine months ended March 31, 1998 as though the acquisition of "PMI" had occurred on July 1, 1997 is as follows:

                                                                      Three months ended         Nine months ended
                                                                         March 31, 1998             March 31, 1998
                                                                        ----------------           ----------------
         Revenues                                                          $ 919,236                  $2,042,631
         Net loss                                                           (343,498)                   (755,220)
         Net loss per common share
               (basic and diluted)                                             (0.02)                       (0.05)

                            COLLEGIATE PACIFIC, INC.

NOTE 3 - NOTE PAYABLE TO STOCKHOLDER

     The note payable to stockholder (also the president of the Company) is uncollateralized and bears interest at an annual rate of 12%. The note was due on demand. On March 31, 1999, the note was converted to a long-term obligation due April 10, 2001. Accrued interest on this note totaled $78,839 at March 31, 1999, and is included in accrued expenses.

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

The following discussion should be read in conjunction with the Company's Form 10-KSB and consolidated financial statements for the fiscal year ended June 30, 1998, the financial statements and related notes for the periods ended March 31, 1999 and 1998 included herein.

REVENUES

For the quarter ended March 31, 1999 revenues rose 122%, from $803,080 to $1,784,826, and for the nine months rose 204%, from $1,361,731 to $4,133,851.
The Company attributes the growth in revenues to an increase in marketing activity, the acquisition of PMI and the growth in its customer base. As the result of expanded operations the Company believes future revenues will rise materially from current levels.

                            COLLEGIATE PACIFIC, INC.


GROSS MARGIN

For the quarter ended March 31, 1999, gross margin decreased from 46% to 44%, and for the nine months ended March 31, 1999, decreased from 43% to 38%. The decreases were primarily the result of lower product selling prices as the Company completes its start up phase which includes the introduction of new products below traditional selling prices. The Company anticipates that gross margins will improve in the fourth quarter.

OPERATING EXPENSES

Selling, general and administrative (SG&A) expenses decreased by 3% for the quarter ended March 31, 1999. As a percentage of sales, SG&A expenses decreased from 69% to 30%. For the nine months ended March 31, 1999, SG&A expenses increased by 30%, but as a percentage of sales decreased from 85% to 36%. The decrease in SG&A expense as a percentage of sales is due to the Company's establishing an infrastructure in 1997 capable of handling substantially higher sales volume.

LIQUIDITY AND SOURCES OF CAPITAL

The Company has no commercial bank debt but has recently received two proposals from nationally recognized institutions offering to fund its future operations and expansion and is evaluating these proposals.

Cash and cash equivalents totaled $449,000 at March 31, 1999 compared to $514,000 at June 30, 1998. Cash used in operations of $344,000 in the nine months ended March 31, 1999 resulted primarily the use of cash to pay current liabilities. For the comparable 1998 period, cash used in operations of $2,269,000 resulted primarily from the Company's net loss and increases in inventory.

Current assets totaled $3,354,000 at the end of the second quarter, providing the Company with working capital of $2,944,000.

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

The Company's principal commitments at March 31, 1999 consisted of obligations under operating leases for facilities.

                            COLLEGIATE PACIFIC, INC.


YEAR 2000 ISSUE

The Company's assessment of its Year 2000 issues is not complete; however, the Company has taken actions to assess the nature and extent of the work required to make its systems, products and infrastructure Year 2000 ready. The Company intends to work toward making its internal information technology Year 2000 ready, which may include replacing or updating existing computer systems as needed. Additionally, the Company plans to evaluate the Year 2000 readiness of its consultants, vendors and suppliers. Where the Company determines that critical consultants, vendors or suppliers are not Year 2000 ready, the Company will monitor their progress and take appropriate actions. The Company believes it is taking the necessary steps to resolve year 2000 issues and, based on current progress and future plans, the Company believes that the Year 2000 date change will not significantly affect the Company's ability to deliver services to its customers on a timely basis; however, given the uncertain consequences of failure to resolve significant year 2000 issues, there can be no assurance that any one or more such failures would not have a material adverse effect on the Company. The Company has not determined the cost of completing its compliance with the Year 2000.

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


COLLEGIATE PACIFIC, INC.




By:  /s/ MIKE BLUMENFELD                             Dated:  May 17, 1999
   -----------------------------------------               --------------------
     Mike Blumenfeld
     President and Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT
  NO.           DESCRIPTION
------          -----------
   27.1         Financial Data Schedule