Form 10KSB
period 1999-06-30
COLLEGIATE PACIFIC INC
filed 1999-09-30
CIK 828747

                    U. S. Securities and Exchange Commission
                              Washington, DC 20549

                                  FORM 10-K SB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 (FEE REQUIRED)
                     FOR THE FISCAL YEAR ENDED JUNE 30, 1999

                         COMMISSION FILE NUMBER 0-17293

                             COLLEGIATE PACIFIC INC.
- --------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

           DELAWARE                                              22-2795073
           --------                                              ----------
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

13950 SENLAC, SUITE 200, FARMERS BRANCH, TEXAS                      75234
- --------------------------------------------------------------------------------
(Address of Principal Executive Offices)                          (Zip Code)

                                 (972) 243-8100
                                 --------------
                            Issuer's Telephone Number

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

Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for the fiscal year ended June 30, 1999 were $6,813,333.

         The aggregate market value at September 28, 1999 of shares of the Common Stock held by non-affiliates was $12,576,161 based upon the bid price of the Issuer's Common Stock as reported by the National Association of Securities Dealers in the OTC Bulletin Board. Solely for the purpose of this calculation, shares held by certain principal shareholders named in Item 11 hereof, as well as shares held by directors and officers of the Issuer, have been excluded. Such exclusion should not be deemed a determination or an admission by the issuer that such shareholders or individuals are, in fact, affiliates of the issuer.

         On September 28, 1999, there were 17,311,833 shares of the issuer's Common Stock, $0.01 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------
                                      NONE

                             Collegiate Pacific Inc.
                                   FORM 10-KSB
                         Fiscal Year Ended June 30, 1999

                                TABLE OF CONTENTS

                                                                                                     Page
                                                                                                     ----
                                                  PART I

Item 1                Description of Business                                                        3

Item 2                Description of Property                                                        4

Item 3                Legal Proceedings                                                              4

Item 4                Submission of Matters to a Vote of Security Holders                            4

                                                  PART II

Item 5                Market for Common Equity and Related Stockholder Matters                       5

Item 6                Management's Discussion and Analysis or Plan of Operations                     6

Item 7                Financial Statements                                                           11

Item 8                Changes in and Disagreements with Accountants on Accounting and Financial      31
                      Disclosures

                                                 PART III

Item 9                Directors, Executive Officers, Promoters and Control Persons; Compliance       31
                      with Section 16(a) of the Exchange Act

Item 10               Executive Compensation                                                         33

Item 11               Security Ownership of Certain Beneficial Owners and Management                 35

Item 12               Certain Relationships and Related Transactions                                 36

                                                  PART IV

Item 13               Exhibits, List and Reports on Form 8-K                                         36

Signatures                                                                                           39

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

         The Company was incorporated in Pennsylvania in 1987. On December 11,1998, the stockholders of the Company approved the reincorporation of the Company from the Commonwealth of Pennsylvania to the State of Delaware pursuant to a merger agreement with a newly formed Delaware corporation. The merger and reincorporation as a Delaware corporation was effective on July 21,1999.

              The Company's executive offices are located at 13950 Senlac, Suite 200, Farmers Branch, Texas 75234, and its telephone number at that location is
(972) 243-8100.

         The Company is in the business of the mail order marketing of sports equipment primarily to institutional customers located throughout the United States. The Company's principal customers include country clubs, schools, YMCAs and YWCAs (and similar recreational organizations), municipal recreation departments, and other governmental agencies. The Company offers a broad line of sporting equipment, including inflatable balls, nets for various sports, standards and goals for sports, weight lifting equipment, and other recreational products, and provides after sale customer service through toll-free numbers. The Company believes that prompt delivery of a broad range of products at competitive prices, coupled with prompt, accessible customer service, differentiates the Company from its competitors. The Company currently markets approximately 500 sports related equipment products to over 200,000 potential institutional, retail, mass merchant, and team dealer customers. Since commencing operations, the Company has sold products to approximately 20,000 customers.

         The Company currently has a master mailing list of over 200,000 potential customers and distributed approximately 550,000 catalogs and fliers to this audience during Fiscal Year 1999. This mailing list, which has been developed under the supervision of the President of the Company from his 25 years of experience in the industry, is carefully maintained, screened, and crosschecked. The master mailing list is subdivided into various combinations designed to place catalogs in the hands of individual purchase decision-makers. The master mailing list is also subdivided by relevant product types, seasons, and customer profiles. The Company also uses other forms of solicitations such as trade shows, telemarketing, broadcast fax programs, and the Internet.

         The Company's revenues are not dependent upon any one or a few major customers. The Company's institutional customers typically receive annual appropriations for sports related equipment, which appropriations are generally spent in the period proceeding the season in which the sport or athletic activity occurs. While institutions are subject to budget constraints, once allocations have been made, aggregate levels of expenditures are typically not reduced.

         A majority of the Company's products are purchased from suppliers in the Far East. In addition, the Company believes that foreign manufacturers produce many of the products purchased from domestic suppliers. The international supply of products is subject to risks, including shipment delays, fluctuation in exchange rates, changes in custom regulations, adverse economic conditions in foreign countries, natural disasters, and political turmoil, which may affect the Company's ability to deliver its products in a timely and competitive manner. The Company attempts to maintain a three to six week supply of critical inventory items in stock.

         Although the vast majority of products distributed are purchased in final form, a small percentage of the items require minor fabrication to complete. The Company has welding machines and an assortment of tools to aid in this fabrication process. The raw materials used in this process are in the form of shipping supplies, nuts and bolts, and other commercially available products. The Company believes there are multiple suppliers for these products nationwide.

Seasonal Nature of Business

         The Company anticipates that its revenues will peak in the third and fourth calendar quarters of each fiscal year due primarily to the budgeting procedures of many of its customers and the seasonal demand for the products offered by the Company. The first and second calendar quarter generally experiences lower revenues and higher expenses as a percentage of sales due to lessening customer demand as a result of decreased sports activities, adverse weather conditions inhibiting customer demand, holiday seasons, and school recesses. Based upon current seasonality, the Company expects to incur moderate operating losses in the July to December period, and expects to experience an operating profit in the January to June period.

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

Employees

         The Company currently employs 21 full-time persons. The Company may hire temporary employees as seasonal increases in demand occur. A union represents none of the Company's employees, and the Company believes its relations with such employees are good.

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

                                     PART II

ITEM 5 MARKET FOR THE COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market

         The following table sets forth, for the periods indicated, the quarterly range of the high and low bid prices of the Common Stock as reported by the NASD on the Bulletin Board:


Fiscal 1999 Quarter Ended               Low                       High
- -------------------------              -----                     -----
September 30, 1998                     $1.63                     $2.13
December 31, 1998                       1.63                      2.25
March 31, 1999                          1.63                      2.44
June 30, 1999                           1.75                      2.69


Fiscal 1998 Quarter Ended               Low                       High
- -------------------------              -----                     -----
September 30, 1997                     $0.17                     $1.63
December 31, 1997                       1.63                      2.25
March 31, 1998                          2.31                      2.56
June 30, 1998                           2.35                      2.69

The foregoing quotations reflect inter-dealer prices, without mark-up, mark-down or commissions, and may not reflect actual transactions.

Holders

         As of September 28, 1999, there were 393 holders of record of Common Stock, and there were 17,311,833 shares of Common Stock issued and outstanding.

Dividends

         The Company did not declare or pay any cash or stock dividends on the Common Stock during the fiscal year ended June 30, 1999. The Company currently does not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of the Company's Board of Directors and will be dependent upon then existing conditions, including the Company's financial condition, results of operations, contractual restrictions, capital requirements, business prospects, and such other factors as the Board deems relevant.

Recent Sales of Unregistered Securities

         The following sets forth information as of June 30, 1999 regarding all sales of unregistered securities of the Registrant during the past three years. All such shares were exempt from registration under the Securities Act by reason of Section 4(2) of the Securities Act.

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

         On September 2, 1998, Mr. Stephen Turner was issued 25,000 shares of Common Stock in conjunction with the exercise of options issued under the terms of the DSSI stock option plan of 1994.

         On June 14, 1999, Mr. Joseph Shaya was issued 150,000 shares of Common Stock in conjunction with the exercise of options issued under the terms of the DSSI stock option plan of 1994.

         On June 14, 1999, Mr. Jeffery M. Bachrach was issued 10,000 shares of Common Stock in conjunction with the exercise of options issued under the terms of the DSSI stock option plan of 1994.

         In connection with each of the foregoing transactions, each purchaser was provided access to all relevant information regarding the Company and represented to the Company that they were "sophisticated" investors purchasing the shares for investment purposes only and with no view toward distribution.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

         The Company was incorporated on April 10, 1997 and began business during the latter part of June 1997. Effective February 7, 1998, Collegiate Pacific Inc. entered into a reverse acquisition agreement with DSSI, Inc. ("DSSI"), a publicly held shell corporation. On April 14, 1998, the Company acquired all of the issued and outstanding common stock of Product Merchandising, Inc. This transaction was accounted for as a purchase, and, accordingly, the results and operations of this entity have been included in the Company's results of operations commencing on April 14, 1998. The Company also completed an acquisition of Vantage Products International, Inc. on May 31, 1998 by issuing common stock for all of the issued outstanding common stock of that entity. This acquisition was accounted for as a pooling of interests and, accordingly, the results of operations of the Company include the results of operations of the pooled entity for the entire fiscal year.

         The Company solicits customers from a variety of catalogs designed for specific uses, including summer camps, baseball, and general sports and recreation. The Company distributed approximately 550,000 catalogs to current and prospective customers during Fiscal Year 1999. Subsequent to the end of fiscal year 1999, the Company entered into a supply agreement with the General Services Administration of the federal government to furnish certain products to government agencies. No sales occurred to any federal government agencies in fiscal year 1999 and the Company expects sales to those agencies to commence in fiscal year 2000. The Company also solicits customers through trade shows, road salesmen, broadcast fax programs, telemarketing, and the Internet.

         There were no operations prior to June 30, 1997, and accordingly this discussion covers the years ended June 30, 1999 and 1998, only.

Results of Operations

         Net Sales. Net sales for the fiscal year ended June 30,1999 increased by approximately $3.5 million (107%) as compared to the period ended June 30, 1998. The increase in net sales or approximately 33% reflects the addition of the camp catalog to the Company's lines of business. The balance of the increase due to higher volume in the Company's primary catalog sales. Management believes this trend in increased sales volume will continue in future periods, however no assurances can be made that the increased sales level will be as high.

         Gross Profit. Gross profit for the fiscal year ended June 30, 1999 increased by approximately $1.3 million (107%) as compared to the period ended June 30,1998. As a percentage of sales the gross profit was approximately 36% for both periods ended June 30, 1999 and 1998.

         Selling, General, and Administrative Expense. Selling, general, and administrative expense for the period ended June 30,1999 increased by approximately $640 thousand as compared to the period ended June 30, 1998. As a percentage of net sales, the selling, general, and administrative expense decreased to approximately 34% for the period ended June 30, 1999 as compared to 52% for the period for the period ended June 30,1998. The increase in the selling, general, and administrative expense was due primarily to the following:

         (i) An increase in salaries and personnel related cost of approximately $200 thousand as the Company staffed additional personnel in the camp related business and to manage the increase in the primary catalog sales.

         (ii) An increase in advertising of approximately $160 thousand due to the Company mailing catalogs to the camp related customers and an increase in catalogs and fliers to baseball and other primary catalog customers.

         (iii) An increase in shipping cost of approximately $70 thousand due to the increased sales activity.

         (iv) An increase in amortization expense of approximately $52 thousand due to the amortization of the cost in excess of net tangible assets acquired in late fiscal year 1998.

         (v) An increase in warehouse related expense of approximately $50 thousand due to the increased sales activity.

         Operating Profit. Operating profit increased by approximately $630 thousand for the period ended June 30,1999 as compared to the period ended June 30, 1998. As a percentage of net sales, the operating profit increased to approximately 2% as compared to a 16% operating loss for the period ended June 30, 1998. The increase is attributable to the increase in net sales.

         Interest Expense. Interest expense decreased by approximately $60 thousand for the period ended June 30,1999 as compared to the period ended June 30, 1998. As a percentage of sales, interest expense decreased to approximately 2% for the period ended June 30, 1999 as compared to 5% for the period ended June 30, 1998. The decrease reflects the lower borrowing requirements due to decreased inventory purchases made in fiscal year 1999. All of the interest incurred in fiscal years 1999 and 1998 relates to interest paid on the note to Mr. Blumenfeld. (See "Liquidity and Capital Resources," below)

         Provision for Income Taxes. The provision for taxes increased by $33,580 for the period ended June 30, 1999 as compared to the period ended June 30,1998. The increase is the result of the Company and its subsidiaries filing separate returns during the period ending June 30, 1999.

         Net Loss. The net loss decreased by approximately $648 thousand for the period ended June 30, 1999 as compared to the period ended June 30, 1998. As a percentage of sales, the net loss as a percentage of sales, decreased to approximately 1/2% for the period ended June 30, 1999 as compared to 21% for the same period ended June 30, 1998. The decrease is primarily due to the increase in net sales and the resulting increase in gross profit and lower selling, general and administrative expenses.

Liquidity and Capital Resources

         Cash used in operations for the period ended June 30, 1999 was approximately $190 thousand as compared to $2.7 million for the period ended June 30, 1998. The decrease of approximately $2.6 million was primarily due to lower purchases after the initial buildup when operations commenced and lower inventory levels as a result of the increased sales volume, as well as the decrease in net loss, and was partially offset by an increase in accounts receivable also due to the increased sales.

         The Company used approximately $82 thousand in cash from investing activities. The primary use of cash in investing activities was for the purchase of property and equipment. The company expects to spend a comparable amount for capital expenditures in fiscal year 2000.

         The Company generated approximately $276 thousand in cash from financing activities. The cash from generated from financing was approximately $226 thousand of net proceeds from note payable to stockholder used to finance the increase sales volume, and approximately $50 in proceeds from the issuance of common stock upon the exercise of common stock options.

         On March 31,1999 the Company amended the Promissory note to Mr. Blumenfeld. The note was amended to reflect a maturity date of April 10, 2001 and borrowings under the note carry a rate of 12% per annum. As of June 30, 1999 the aggregate outstanding amount under the note payable was $980,720.

         On September 14, 1999, the Company agreed to terms for a new $2,000,000 Revolving Line of Credit with Chase Bank of Texas, N.A. The new Revolving Line of Credit will allow the Company to borrow funds based upon a certain percentages of accounts receivable and inventories. The new Revolving Line of Credit will mature on October 31, 2001 and includes a provision for letters of credit. Borrowings under the Revolving Line of Credit will bear interest at the prevailing prime rate plus 1/4% or LIBOR plus 2 1/2%. The note payable to stockholder is subordinate to the Revolving Line of Credit and Mr. Blumenfeld partially guarantees the Revolving Line of Credit.

         Management believes that the Company will satisfy its short term and long-term liquidity needs from borrowings under the new Revolving Line of Credit and from cash flows from operations. The Company is actively involved in seeking expansion through acquisitions and/or joint ventures, and the success of such efforts may require additional bank debt, equity financing, or private financing.


Year 2000 Impact

         The Year 2000 issue is the result of computer programs written using two digits rather than four digits to define "date" fields. Information systems have time sensitive operations that, as a result of this data field limitation, could disrupt activities in the normal business cycle. The Company purchased and implemented new information systems in fiscal year 1999, which brought the information systems into Year 2000 compliance.

         The Company has not discussed the Year 2000 issue with its customers and suppliers. There can be no assurance that the systems of these other companies will be timely converted, and the failure of the Company's significant suppliers and customers to make necessary Year 2000 modifications could have a material adverse impact on the company's results and operations.

Certain Factors that May Affect the Company's Business or Future Operating
Results

         This report contains various forward-looking statements and information that are based upon Management's beliefs as well as assumptions made by and information currently available to Management. When used in this report the words "anticipate", "believe", "estimates", "expect", "predict", "project", and similar expressions are intended to identify forward looking statements. Such statements are subject to certain risk, uncertainties and assumptions. Should one or more of these risk or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected or projected. Among the key factors that may have a direct bearing on the company's results are set forth below.

         The general economic conditions in the U.S. or international countries with which the Company does business could affect pricing of raw materials such as metals and other commodities used by suppliers of the Company's finished goods. There can be no assurances that any price increase incurred by the Company for its products can be passed to its customers without adversely affecting the Company's operating result.

         The Company ships its products using common carriers, primarily UPS. A strike by the employees or other disruption of the services of those common carriers could adversely affect the Company's operating results due to an inability to make timely shipment to its customers or by utilizing other more costly carriers or means of shipping.

         The Company monitors the credit worthiness of its customer base on an ongoing basis and has not experienced an abnormal increase in losses in its accounts receivable portfolio. Management believes that allowances have been made to adequately reflect the risk of loss, however, a change in the economic condition of its customer base or a change in the make-up of its customer base could have an adverse affect on loss associated with the credit terms the Company gives to its customers.

         The sporting goods and related equipment market in which the Company participates is highly competitive and is without a significant barrier to entry. The Company competes with other direct mail companies and retailers in the sporting goods market and could experience competitive pricing pressure, which could have an adverse affect on its operating results.

         A significant amount of the Company revenues depends upon products purchased from foreign suppliers, located primarily in the Far East. The Company's revenue base is, as a result, subject to the risk of these suppliers being affected by political turmoil, natural disasters, currency fluctuations, an increase in import duties, a decrease in quotas, and other unanticipated changes in customs regulations. Any of these items could have an adverse affect, should they occur, on the Company's operating results.

         The Company experiences, and expects to continue to experience, significant fluctuations in sales and operating results from quarter to quarter, which typically falls in the third and fourth quarters of the fiscal year. In addition, the Company's quarterly results could be influenced by competitive factors including pricing, availability and demand for its products; changes in the mix of products sold, declining average sales prices and orders, and the introduction to the market of new products and competitors. Due to the foregoing factors, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and that such comparisons may not be the best indicators of future performance. There can be no assurance that the Company will achieve and maintain satisfactory operating results in the future and that future sales and operating results will not be below the expectations of management, public analysts and investors.

         The Company's success depends to a significant degree upon the continued contributions of key management and personnel, certain of whom would be difficult to replace. The loss of services of certain of these executives and personnel could have a material adverse effect on the Company. There can be no assurance that the services of such personnel will continue to be available to the Company. In addition, the company believes that its success to attract and retain additional qualified employees and that the failure to recruit such other skilled personnel as required could have a material adverse effect on the Company.

         The Company has undergone a period of significant growth, and its continued expansion may significantly strain the Company's management, financial, and other resources. The Company believes that improvements in management and operational controls, and operational, financial and management information systems could be needed to manage future growth. There can be no assurance that these resources will be available or in a cost-effective form to the Company which will allow it to sustain growth at the same levels. The failure to have these resources in sufficient form or quantity during a period of significant growth could have an adverse affect on the Company's operating results.

ITEM 7 CONSOLIDATED FINANCIAL STATEMENTS

Index to Consolidated Financial Statements

                                                                                                        Page
                                                                                                        ----
Index to Consolidated Financial Statements .........................................................     11
Report of Independent Auditors .....................................................................     12
Consolidated Balance Sheet as of June 30, 1999 and 1998 ............................................     15
Consolidated Statement of Operations for the year ended June 30, 1999 and 1998 .....................     17
Consolidated Statement of Stockholders' Equity for the year ended June 30, 1999 and 1998 ...........     18
Consolidated Statement of Cash Flows for the year ended June 30, 1999 and 1998 .....................     19
Notes to Consolidated Financial Statements .........................................................     21

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE YEAR ENDED JUNE 30, 1999 AND 1998

                                      WITH

                         REPORT OF INDEPENDENT AUDITORS

                         REPORT OF INDEPENDENT AUDITORS



The Stockholders and Board of Directors
COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheet of COLLEGIATE PACIFIC INC. AND SUBSIDIARIES as of June 30, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of COLLEGIATE PACIFIC INC. AND SUBSIDIARIES as of June 30, 1999, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with generally accepted accounting principles.



                                                     GRANT THORNTON LLP

Dallas, Texas
August 25, 1999

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

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                             JUNE 30, 1999 AND 1998

                                     ASSETS

                                                                       1999           1998
                                                                   ----------     ----------
Current Assets:
     Cash and Cash Equivalents                                     $  518,844     $  514,494
     Accounts Receivable, less allowance for doubtful accounts
      of $38,806 in 1999 and $-0- in 1998                           1,142,708        685,974
     Inventory                                                      1,843,820      2,149,020
     Prepaid Expenses and other Current Assets                         23,581         40,064
                                                                   ----------     ----------
             Total Current Assets                                   3,528,953      3,389,552

Property and Equipment, net of accumalated depreciation
  of $98,785 in 1999 and $50,155 in 1998                              150,585        120,626
Other Assets:
     License Agreements, net of accumulated amortization of
        $50,030 in 1999 and $12,408 in 1998                           253,586        279,258
     Cost in Excess of Net Tangible Assets Acquired, net of
       accumulated amortization of $42,373 in 1999 and
        $7,590 in 1998                                                509,373        544,156
     Other Assets, net                                                 54,409         54,552
                                                                   ----------     ----------

                                                                   $4,496,906     $4,388,144
                                                                   ==========     ==========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                             JUNE 30, 1999 AND 1998

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   1999             1998
                                                               -----------      -----------
Current Liabilities:
     Accounts Payable                                          $   537,056      $   552,618
     Accrued Expenses                                               51,181          192,066
     Note Payable to Stockholder                                        --          754,671
     Other Current Liabilities                                      86,826           59,365
                                                               -----------      -----------
             Total Current Liabilities                             675,063        1,558,720

Note Payable to Stockholder                                        980,720               --
                                                               -----------      -----------

             Total Liabilities                                   1,655,783        1,558,720
                                                               -----------      -----------

Commitments and Contingencies                                           --               --

Stockholders' Equity:
     Common Stock, $.01 par value; authorized 20,000,000
        shares; issued and outstanding: 17,201,833 in 1999
         and 17,016,833 in 1998                                    172,018          170,168
     Additional Paid-in Capital                                  3,368,954        3,320,804
     Accumulated Deficit                                          (660,462)        (629,928)
     Treasury Shares, at Cost; 4,500 shares in 1999                (10,982)              --
                                                               -----------      -----------
                                                                 2,869,528        2,861,044

     Less: Notes Receivable from Stockholders                      (28,405)         (31,620)
                                                               -----------      -----------

             Total Stockholders' Equity                          2,841,123        2,829,424
                                                               -----------      -----------

                                                               $ 4,496,906      $ 4,388,144
                                                               ===========      ===========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                   FOR THE YEARS ENDED JUNE 30, 1999 AND 1998

                                                                1999              1998
                                                           ------------      ------------
Sales                                                      $  6,813,333      $  3,283,825

Cost of Sales                                                 4,367,382         2,106,581
                                                           ------------      ------------

             Gross Profit                                     2,445,951         1,177,244

Selling, General and Administrative Expenses                  2,343,434         1,704,859
                                                           ------------      ------------

             Operating Profit (Loss)                            102,517          (527,615)
                                                           ------------      ------------

Other Income (Expense):
     Interest Expense                                          (110,534)         (172,027)
     Interest Income                                             11,373            20,737
                                                           ------------      ------------

             Total Other Income (Expense)                       (99,161)         (151,290)
                                                           ------------      ------------

Income(Loss)  Before Provision for Taxes                          3,356          (678,905)

Provision for Taxes                                              33,890                --
                                                           ------------      ------------

             Net loss                                      $    (30,534)     $   (678,905)
                                                           ============      ============


Weighted average shares of common stock outstanding          17,046,285        16,606,025
                                                           ============      ============

Net loss per share of common stock (basic and diluted)     $      (0.00)     $      (0.04)
                                                           ============      ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                    FOR THE YEAR ENDED JUNE 30, 1999 AND 1998

                                    Common Stock                                               Treasury Shares
                             ------------------------     Additional         Retained       ---------------------
                                Shares       Amount    Paid-in Capital  Earnings/(Deficit)    Shares      Amount          Total
                             -----------  -----------  ---------------  -----------------   ---------   ---------      -----------
Balance at July 1, 1997,      16,401,000  $   164,010    $ 2,716,296     $    48,977               --          --      $ 2,929,283

Issuance of stock for
     cash                        345,000        3,450         65,550              --               --          --           69,000

Issuance of stock for
     purchase of Product
     Merchandising, Inc.         137,500        1,375        273,625              --               --          --          275,000

Issuance of stock for
     license agreements          133,333        1,333        265,333              --               --          --          266,666

Net loss                              --           --             --        (678,905)              --          --         (678,905)
                             -----------  -----------    -----------     -----------        ---------   ---------      -----------

Balance at June 30, 1998      17,016,833      170,168      3,320,804        (629,928)              --          --        2,861,044

Issuance of stock for
     cash                        185,000        1,850         48,150              --               --          --           50,000

Purchase of stock for
     cash                             --           --             --              --            4,500     (10,982)         (10,982)

Net Loss                              --           --             --         (30,534)              --          --          (30,534)
                             -----------  -----------    -----------     -----------        ---------   ---------      -----------

Balance at June 30, 1999      17,201,833  $   172,018    $ 3,368,954     $  (660,462)           4,500   $ (10,982)     $ 2,869,528
                             ===========  ===========    ===========     ===========        =========   =========      ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                    FOR THE YEAR ENDED JUNE 30, 1999 AND 1998

                                                                             1999             1998
                                                                         -----------      -----------
Cash flows from operating activities:
     Net loss                                                            $   (30,534)     $  (678,905)
     Adjustments to reconcile net loss to net cash
       used by operating activities:
        Depreciation                                                          32,367           23,606
        Amortization                                                          75,618           26,420
        Change in assets and liabilities, net of effects of business acquisitions:
            Accounts Receivable                                             (456,734)        (634,862)
            Inventory                                                        305,200       (2,149,020)
            Prepaid Expenses and Other Current Assets                         16,483          (40,064)
            Other Assets, net                                                 (3,070)          48,029
            Accounts Payable                                                 (15,562)         455,477
            Accrued Expenses                                                (140,885)         190,051
            Other Liabilities                                                 27,461           (2,343)
                                                                         -----------      -----------

             Net cash used by operating activities                          (189,656)      (2,761,611)
                                                                         -----------      -----------

Cash flows from investing activities:
     Purchase of Property and Equipment                                      (62,326)        (128,263)
     Cash in public entity in connection with reverse acquisition                 --          582,660
     Cash paid for Licenses                                                  (11,950)         (25,000)
     Cash paid for Treasury Shares                                           (10,982)
     Cash received from Notes Receivable from Stockholders                     3,215
     Cash used in business acquisition net of cash acquired                       --         (182,963)
                                                                         -----------      -----------

             Net cash provided by(used in) investing activities              (82,043)         246,434
                                                                         -----------      -----------

                                   (Continued)

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                    FOR THE YEAR ENDED JUNE 30, 1999 AND 1998

                                                                     1999           1998
                                                                  ----------     ----------
Cash flow from financing activities
     Net proceeds from Notes Payable to Stockholder                  226,049        754,671
     Proceeds from issuance of Common Stock                           50,000      2,275,000
                                                                  ----------     ----------

        Net cash provided by financing activities                    276,049      3,029,671

                                 Increase in cash                      4,350        514,494

Cash and cash equivalents at beginning of year                       514,494             --
                                                                  ----------     ----------

Cash and cash equivalents at end of year                          $  518,844     $  514,494
                                                                  ==========     ==========

Noncash investing activities:

     Common stock issued to stockholders for notes receivable     $       --     $   31,620
                                                                  ==========     ==========

     Common stock issued for license agreements                   $       --     $  266,666
                                                                  ==========     ==========

     Common stock issued for purchase of subsidiary               $       --     $  275,000
                                                                  ==========     ==========

Cash Payments for:
     Income taxes                                                 $   26,020     $       --
                                                                  ==========     ==========
     Interest                                                     $  255,699     $       --
                                                                  ==========     ==========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998

1 - GENERAL AND BACKGROUND

Collegiate Pacific Inc. ("CPI") was incorporated on April 10, 1997 and began business in June 1997. The Company is a Delaware corporation and is primarily engaged in the mail order marketing of professional sports equipment to schools, colleges and other organizations throughout the United States.

Effective February 17, 1998 CPI entered into a reverse acquisition agreement with DSSI, Inc. ("DSSI"), a publicly held "shell" corporation. DSSI issued 9,800,000 (approximately 62.5%) shares of DSSI's voting common stock in exchange for all of the outstanding shares of CPI (a tax free reorganization). The public entity then changed its name to Collegiate Pacific, Inc. The year-end was previously December 26, but changed to June 30, the public entity's year-end. For accounting purposes, the transaction was treated as a recapitalization of CPI, with CPI as the acquirer (a reverse acquisition). Accordingly, the financial statements prior to the reverse acquisition date included herein are those of CPI.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

The consolidated financial statements include the accounts of CPI and its wholly owned subsidiaries Product Merchandising, Inc. ("PMI"), and Vantage Products International, Inc. ("VPI") (collectively referred to as the "Company"). Significant intercompany accounts and transactions have been eliminated.

FINANCIAL INSTRUMENTS AND CREDIT RISK CONCENTRATIONS

Financial instruments, which are potentially subject to concentrations of credit risk, consist principally of cash and accounts receivable. Cash deposits are placed with high credit quality financial institutions to minimize risk. Accounts receivable are unsecured. The fair value of these financial instruments and notes payable approximate their carrying values.

RECLASSIFICATIONS

Certain amounts for June 30, 1998 have been reclassified to conform to the current year classifications.


                                  (Continued)

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998


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

INVENTORIES

Inventories, which consist of goods held for resale, are carried at the lower of cost or market using the average cost method.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives (5 to 7 years). The cost of maintenance and repairs is charged to expense as incurred; significant renewals and betterments are capitalized.

COST IN EXCESS OF NET TANGIBLE ASSETS ACQUIRED

Cost in excess of net tangible assets acquired is the difference between the purchase price paid and liabilities assumed over the estimated fair market value of assets acquired. Cost in excess of net tangible assets acquired in connection with acquisitions is amortized using the straight-line method over 15 years. Amortization expense relating to cost in excess of net tangible assets amounted to $36,542 and $7,590 for the years ended June 30, 1999 and 1998. On an on-going basis management reviews recoverability, the valuation and amortization of cost in excess of net tangible assets. As a part of this review, the Company considers the undiscounted projected future net cash flows in evaluating the recoverability of cost in excess of net tangible assets. If the undiscounted future net cash flows were less than the stated value, cost in excess of net tangible assets would be written down to fair value.


                                  (Continued)

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

License Agreements

License agreements represent amounts paid to acquire exclusive distribution rights for specific products and are amortized over their estimated useful life ranging from 3 to 15 years. Amortization expense relating to license agreements was $37,622 and $12,408 for the year ended June 30, 1999 and 1998, respectively.

STOCK BASED COMPENSATION

The Company measures compensation cost for its stock based compensation plans under the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". The excess, if any, of the fair value of the stock on the date of grant over the amount to be paid for the stock is accrued over the related vesting period. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") requires companies electing to continue to use APB 25 to account for its stock-based compensation plan to make pro forma disclosures of net income and earnings per share as if SFAS 123 had been applied. See Note 8.

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

ADVERTISING

The Company expenses the cost of advertising as incurred or when such advertising initially takes place. No advertising costs were capitalized at June 30, 1998 or 1999. Advertising expense approximated $489,000 and $337,000 for the years ended June 30, 1999 and 1998, respectively.

                                  (Continued)

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss Per Share

Loss per common share was computed by dividing the net loss by the weighted average number of shares of common stock outstanding. Loss per share for fiscal 1998 has been restated from the previously reported of $.09, to properly reflect the capital structure of DSSI for the entire year. The effect of outstanding options on the computation of net loss per share would be anti-dilutive and therefore is not included in the computation of weighted average shares.

3 - BUSINESS ACQUISITIONS

VANTAGE PRODUCTS INTERNATIONAL, INC.

On May 31, 1998, the Company issued 400,000 shares of its common stock in exchange for all the outstanding shares of VPI common stock. This transaction was accounted for as a pooling-of-interests and, accordingly, common stock, additional paid-in capital and accumulated deficit at July 1, 1997 have been adjusted.

PRODUCT MERCHANDISING, INC.

On April 14, 1998, the Company acquired all of the issued and outstanding common stock of PMI for $200,000 cash and 137,500 shares of CPI common stock valued at a fair market value of $2 per share. The acquisition has been accounted for as a purchase and, accordingly, the net assets and results of operations of PMI have been included in the Company's consolidated financial statements commencing on April 14, 1998. The total acquisition cost exceeded the fair value of the net assets acquired by approximately $552,000.


                                  (Continued)

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998

4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                            1999           1998
                                         ---------      ---------
Displays                                 $   1,237      $   1,237
Leasehold improvements                       6,178          6,178
Fixtures and equipment                     230,255        167,927
Automobile                                  11,700         11,700
                                         ---------      ---------

        Total property and equipment       249,370        187,042
Less accumulated depreciation              (98,785)       (66,416)
                                         ---------      ---------

        Property and equipment, net      $ 150,585      $ 120,626
                                         =========      =========

5 - NOTE PAYABLE TO STOCKHOLDER

The note payable to stockholder (also the president of the Company) is payable on demand, uncollateralized, and bears interest at an annual rate of 12%. Accrued interest on this note, which was paid in full in Fiscal Year 1999 and totaled $145,165 at June 30, 1998, and is included in accrued expenses for the period ended June 30,1998. On March 31,1999 the note payable to stockholder was renewed with a maturity date of April 30, 2001.

6 - FEDERAL INCOME TAXES

CPI and its subsidiaries file separate income tax returns. Deferred tax assets and liabilities consist of the following:

                                                           June 30,
                                                   ------------------------
                                                      1999           1998
                                                   ---------      ---------
Deferred tax assets
  Accrued expenses                                 $      --      $  65,222
  Net operating loss carryforward                    714,000        656,000
  Other                                                5,018         17,399
                                                   ---------      ---------
Total deferred tax assets                            719,018        738,621
Valuation allowance                                 (719,018)      (738,621)
                                                   ---------      ---------
Net deferred tax assets                            $      --      $      --
                                                   =========      ==========


                                  (Continued)

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998

6 - FEDERAL INCOME TAXES (Continued)

The company has provided a valuation allowance against deferred tax assets because their recovery is uncertain. Following is a reconciliation of income taxes at the federal statutory rate to income tax expense:

                                                  June 30,
                                          ------------------------
                                            1999           1998
                                          ---------      ---------
Tax benefit at statuary rate              $   1,114      $ 230,828
Loss for which benefits were not used        (1,114)      (230,828)
Taxes attributable to filing on
 a separate return basis                     23,896             --
State income taxes                            9,994             --
                                          ---------      ---------
Income tax expense                        $  33,890      $      --
                                          =========      =========

At June 30, 1999, the Company had net operating loss carryovers of approximately $2,100,000, of which approximately $900,000 were carryforwards of DSSI. Because of the ownership change rules, use of the DSSI carryforwards are limited to approximately $80,000 per year.

The carryovers of CPI and its subsidiaries expire from 2013 through 2019. The DSSI carryovers expire through 2011.


                                  (Continued)

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998

7 - RELATED PARTY TRANSACTIONS

Included in accounts payable at June 30, 1998 is $100,000 due to the prior owner of PMI. This amount was paid in full subsequent to June 30, 1998. See Note 5 regarding stockholders loans.

8 - STOCK OPTIONS AND WARRANTS

On September 22, 1994, DSSI established a non-qualified stock option plan, which provides for the granting of non-qualifying stock options to purchase up to 500,000 shares of common stock at the fair market value at the date of grant. There were 345,000 options outstanding at June 30, 1998. No options were granted, exercised or canceled during the year ended June 30, 1998, and approximately 185,000 shares were exercised and no additional shares were granted or cancelled under the terms of this plan during the year ended June 30, 1999.

On December 11,1998, the Company's stockholders approved a new stock option plan, ("1998 Collegiate Pacific Inc. Stock Option Plan"). The new plan authorizes the Company's Board of Directors to grant employees, directors and consultants of the Company up to an aggregate of 2,000,000 shares of the Company's common stock, $0.01 par value per share. Pursuant to the approval of the stock option plan by the Company's stockholders, the Company's Board of Directors on February 24, 1999 granted 207,500 shares to employees and non-employee directors of the Company at the closing price of the Company's common stock, which was $1.88. These options vested at date of grant.


                                  (Continued)

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998

8 - STOCK OPTIONS AND WARRANTS (Continued)

A summary of the Company's option and warrant activity for the years ended June 30, 1998 and 1999 follows:

                                                     Warrants                                  Options            Weighted
                                                    issued to            Warrants             issued to            average
                                               Directors, Officers      issued to           Officers and          exercise
                                                   and Employees      Other Parties           Employees            price
                                               -------------------    -------------         ------------          --------
Outstanding at June 30, 1997                          144,681            271,348                345,000             $1.67

        Options and warrants expired                 (144,681)          (271,348)                    --                --
                                                  -----------         ----------               --------             -----

Outstanding and exercisable at June 30, 1998               --                 --                345,000              0.40

        Options and warrants granted                       --                 --                207,500              1.88

        Options and warrants exercised                     --                 --               (185,000)             0.27

        Options and warrants expired                       --                 --                     --                --
                                                  -----------         ----------               --------             -----

Outstanding and exercisable at June 30, 1999               --                 --                367,500              1.24
                                                  ===========         ==========               ========             =====

The weighted average fair value of options granted in Fiscal 1999 was $1.23 per share.

The Company has adopted the disclosure provisions of Statement No. 123, as discussed in Note 2, and continues to apply Opinion 25 for stock options granted to employees. If the Company had recognized compensation expense based upon the fair market at the date of grant for options granted to employees, the effect on net loss and loss per share for the year ended June 30, 1999 would have been as follows:

Net loss
   As reported               $ (30,534)
   Pro forma                  (285,000)
Loss per common share
   As reported               $      --
   Pro forma                     (0.02)

The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected volatility of 140%; risk free interest rate of 5.50%; no dividend yield; and expected lives of seven years.


                                   (Continued)

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998

8 - STOCK OPTIONS AND WARRANTS (Continued)

The following table summarizes additional information about stock options at June 30,1999:

                            Outstanding and Exercisable
                   ----------------------------------------------
                                     Weighted
                                     average
                                    remaining         Weighted
                                   contractual         average
                                       life           exercise
Exercise price      Shares          (in years)         price
- --------------     -------         -----------       -----------
$      0.25         60,000                3.0        $      0.25
       0.63        100,000                0.1               0.63
       1.88        207,500                9.7               1.88
                   -------                           -----------
                   367,500                                  1.24
                   =======                           ===========

9 - LEASES

The Company leases office and warehouse facilities located in Dallas, Texas and Memphis, Tennessee under the terms of operating leases which expire at various dates through 2003. Rent expense approximated $90,000 for the year ended June 30, 1998, and $107,000 for the year ended June 30, 1999.

Future minimum lease commitments on all operating leases with terms in excess of one year are as follows:

2000                $ 94,890
2001                 104,000
2002                 105,000
2003                   8,750
                    --------

                    $312,640
                    ========


                                   (Continued)

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998

10 - SUBSEQUENT EVENTS (UNAUDITED)

On September 14, 1999 the Company agreed to terms for a new $2,000,000 Revolving Line of Credit with Chase Bank of Texas, N.A. The new Revolving Line of Credit will allow the Company to borrow funds based upon certain percentages of accounts receivable and inventories. The Revolving Credit Facility matures on October 31, 2001 and includes a provision for letters of credit. Borrowings under the Revolving Line of Credit will bear interest at the prevailing Prime Rate plus 1/4% or LIBOR plus 2-1/2%. The Note Payable to Stockholder is subordinate to the Revolving Line of Credit, and the Revolving Line of Credit is partially guaranteed by the Stockholder holding the existing Note Payable.

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

         On December 11, 1998 the Board of Directors approved the firm of Grant Thornton LLP as the Company's new principal accountants. The reports of Sutton Frost for the 1998 fiscal year did not contain an adverse opinion or disclaimer of opinion. Such reports were not qualified or modified as to uncertainty, audit scope or accounting principles. During such year and during the period between June 30,1997 and their dismissal, there was no disagreement between Sutton Frost and Collegiate Pacific on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Sutton Frost, would have caused that firm to make reference to the subject matter of such disagreement in connection with its report on the Company's financial statements.

                                    PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

As of September 28, 1999, the directors and executive officers of the Company were:

                                                               Positions and Offices Held
                    Name                        Age                  With the Company
- -----------------------------------------       ---    -------------------------------------------
Michael J. Blumenfeld....................       53     Chairman of the Board, President, AND Chief
                                                       Executive Officer
Arthur J. Coerver........................       56     Chief Operating Officer and Director
Harvey Rothenberg........................       57     Vice President Marketing and Director
William R. Estill........................       50     Chief Financial Officer, Secretary and Treasurer
Chadd H. Edlein..........................       28     Vice President Corporate Development
Jeff Davidowitz..........................       43     Director
Robert W. Philip.........................       63     Director
William A. Watkins, Jr...................       56     Director

         All directors hold office until the next Annual Meeting of Shareholders of the Company or until their successors have been duly elected and qualified. Mr. Davidowitz was elected at the Annual Meeting of Shareholders on June 16, 1997; and Messrs. Blumenfeld, Coerver, Philip and Watkins were appointed to the Board of Directors on February 17, 1998. Mr. Rothenberg was elected at the Annual Meeting of Shareholders on December 11,1998.

         Each executive officer of the Company will serve until the first meeting of the Board of Directors following the next Annual Meeting of Shareholders unless the Board otherwise directs.

Family Relationships

         There are no family relationships among any of the directors or executive officers of the Company.

Business History

         Michael J. Blumenfeld has served as Chairman of the Board, President, and Chief Executive Officer of the Company since February 1998. From July 1997 until February 1998, Mr. Blumenfeld served as President and Chief Executive Officer of Collegiate Pacific, Inc., a Texas corporation that sold all of its assets to the Company in February 1998. From 1992 until November 1996, Mr. Blumenfeld served as Chairman of the Board and Chief Executive Officer of Sport Supply Group, Inc., a New York Stock Exchange company engaged in the direct mail marketing of sports related equipment.

         Arthur J. Coerver joined the Company in February 1998 as Chief Operating Officer and a director. From 1991 through 1997, Mr. Coerver was Vice President, Sales and Marketing, of Sport Supply Group, Inc., a New York Stock Exchange company engaged in the direct mail marketing of sports related equipment.

         Harvey Rothenberg joined the Company in February 1998 and has served on the Board of Directors since December 1998. From 1977 to 1998 Mr. Rothenberg served as Vice President of Sales for Sport Supply Group, Inc., a New York Stock Exchange company engaged in the direct mail marketing of sports related equipment.

         William R. Estill joined the Company in July 1999 as Chief Financial Officer and Treasurer. From December 1997 until February 1999, Mr. Estill served as Vice President of Finance for FWT, Inc., a manufacturer of telecommunication structures. From May 1996 to November 1997, Mr. Estill served as Chief Financial Officer of Bearcom, Inc. From April 1985 to May 1996, Mr. Estill served as Vice President, Chief Financial Officer, Secretary and Treasurer for Sport Supply Group, Inc., a New York Stock Exchange company. Mr. Estill was also a member of the Board of Directors during his tenure with Sport Supply Group, Inc. Mr. Estill holds a Bachelor of Business Administration degree in Accounting from the University of Texas at Arlington and passed the CPA exam in 1983.

         Chadd H. Edlein joined the Company in July 1997. From 1994 to 1997 Mr. Edlein served as Marketing Manager for Sport Supply Group, Inc., a New York Stock Exchange company engaged in the direct mail marketing of sports related equipment.

         Jeff Davidowitz has served as a director of the Company since June 1994. Mr. Davidowitz also serves as President of Penn Footwear, a private investment company, since January 1, 1991. Prior to that, Mr. Davidowitz was Vice President of Penn Footwear.

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

ITEM 10  EXECUTIVE COMPENSATION

Executive Compensation

         The Summary Compensation Table below shows compensation for the 1999 fiscal year of each person who is a "Named Executive Officer" (as that term is defined in Item 402 of Regulation S-K to the Securities Act of 1933, as amended).

                                             ANNUAL COMPENSATION                        LONG TERM COMPENSATION
                              ---------------------------------------------------     --------------------------
                                                                          OTHER                       SECURITIES
                                                                          ANNUAL      RESTRICTED        UNDER-         ALL OTHER
                                                                          COMPEN-       STOCK            LYING          COMPEN-
    NAME AND PRINCIPAL                     SALARY          BONUS          SATION       AWARD(S)         OPTIONS         SATION
         POSITION             YEAR           $               $               $            $                #               $
- -------------------------     ----        --------         -----          -------     ----------      ----------       ---------
Michael J. Blumenfeld         1999        $ 78,000           --              --        $ 93,750           50,000              --
 Chairman, President          1998          77,000                                                            --              --
 & Chief Executive
 Officer (1)

Arthur J.  Coerver            1999         108,000           --              --          46,875           25,000              --
 Chief Operating Officer      1998         112,500           --              --              --               --              --
 & Director (2)

(1) Mr. Blumenfeld became Chairman, President, and Chief Executive Officer on February 17, 1998.

(2)      Mr. Coerver became Chief Operating Officer on February 17,1998.

Director Compensation

         Directors receive $7,500 per year for their service on the Board of Directors or any committee of the Board of Directors. Directors are reimbursed for their reasonable out-of-pocket expenses associated with attending Board of Directors and committee meetings.

Employment Contracts and Change in Control Agreements

         None

STOCK OPTION PLANS

Stock Option Plan of 1994

         On September 22, 1994, the Board of Directors ratified the adoption of the Drug Screening Systems, Inc.(DSSI) Stock Option Plan of 1994 (the "1994 Option Plan") which provides for the granting of non-qualified stock options to purchase up to 500,000 shares of the Common Stock, subject to possible adjustment in the event of stock dividends, stock splits and similar transactions. Pursuant to the 1994 Option Plan, options may be granted to key employees, officers, directors, consultants and advisers of the Company and, if later incorporated, subsidiaries; the options may become exercisable in installments; the exercise price of an option may not necessarily be at the fair market value of the Common Stock at its date of grant; the expiration date of an option may be five to ten years after its date of grant; and there is a provision permitting exercise if there is a "change of control" (which definition does not include a transaction approved by the then current directors).

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

         The stock options that are still outstanding under the DSSI Option Plan as of June 30,1999 are as follows:

Name of Optionee                         Position with Company                  Number of Shares
- ----------------                         ---------------------                  ----------------
Granted July 29, 1994
Robert G. Wallace                        Sales Consultant                             50,000
Anthony Ian Newman                       Director (resigned 2/17/98)                  25,000
Jeff Davidowitz                          Director                                     25,000
Kenneth S. Carpenter                     Vice President (resigned 7/26/96)            10,000

Granted September 22, 1994
Patrick J. Brennan                       Vice President, Chief Financial              25,000
                                         Officer and Secretary (resigned
                                         2/17/98)

Granted June 16, 1997
Patrick J. Brennan                       Vice President, Chief Financial              25,000
                                         Officer and Secretary (resigned
                                         2/17/98)

Stock Option Plan of 1998

         On December 11, 1998, the Company's stockholders approved a new stock option plan, ("1998 Collegiate Pacific Inc. Stock Option Plan"). The new plan authorizes the Company's board of Directors to grant employees, directors, and consultants of the Company up to an aggregate of the Company's common stock, $0.01 par value per share. Pursuant to the approval of the stock option plan by the Company's stockholders, the Company's Board of Directors on February 24, 1999 granted 207,500 shares to employees and non-employee directors of the Company at the closing price of the Company's common stock, which was $1.88.


ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information known to the Company with respect to beneficial ownership of shares of Common Stock as of June 30, 1999 for (i) all persons who are beneficial owners of five percent or more of the Company's Common Stock, (ii) each director and nominee for director, (iii) the Company's Chief Executive Officer and the other executive officers named in the Summary Compensation Table above, and (iv) all executive officers and directors as a group:

    Executive Officers and Directors (1)          Number of Shares Beneficially Owned        Percent of Class (2)
    ------------------------------------          -----------------------------------        --------------------
Michael J. Blumenfeld(4)                                          9,742,111                        56.6%
Arthur J. Coerver(5)                                                138,000                            *
Harvey Rothenberg(6)                                                 29,436                            *
William R. Estill                                                        --                            *
Chadd                                                                77,500                            *
Edlein(9)
Jeff Davidowitz(3)                                                  615,000                         3.6%
Robert W. Philip(7)                                                  47,500                            *
William A. Watkins, Jr.(8)                                           72,500                            *

Executive  Officers and Directors as a Group                     10,722,047                        62.3%
(7 persons)

*Less than 1%

(1) The address for each person listed is 13950 Senlac, Suite 200, Farmers Branch, Texas 75234.

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

(3) Consist of 610,000 shares of Common Stock and 5,000 shares issuable upon exercise of an option expiring February 24, 2009.

(4) Consist of 9,692,111 shares of Common Stock and 50,000 shares issuable upon exercise of an option expiring February 24, 2009.

(5) Consist of 113,000 shares of Common Stock and 25,000 shares issuable upon exercise of an option expiring February 24, 2009.

(6) Consist of 1,000 shares of Common Stock, 8,436 shares of Common Stock held in trust for the benefit of Mr. Rothenberg's child, and 15,000 shares issuable upon exercise of an option expiring February 24, 2009, and 5,000 in shares issuable upon exercise of an option expiring February 24, 2009 held by the spouse of Mr. Rothenberg.

(7) Consist of 42,500 shares of Common Stock and 5,000 shares issuable upon exercise of an option expiring February 24, 2009.

(8) Consist of 62,500 shares of Common Stock and 5,000 shares issuable upon exercise of an option expiring February 24, 2009.

(9) Consist of 70,000 shares of Common Stock and 7,500 shares issuable upon exercise of an option expiring February 24, 2009.


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

         On February 17, 1998, in connection with the Stock Purchase Agreement set forth above, the Company sold (i) 100,000 shares of Common Stock to Arthur
J. Coerver, who became a director of the Company upon consummation of the Stock Purchase Agreement, at $.20 per share, (ii) 67,500 shares of Common Stock to Robert W. Philip, who became a director of the Company upon consummation of the Stock Purchase Agreement, at $.20 per share, and (iii) 67,500 shares of Common Stock to William A. Watkins, Jr., who became a director of the Company upon consummation of the Stock Purchase Agreement, at $.20 per share.

         Since April 14, 1997, Michael J. Blumenfeld has made loans, net of repayments, to the Company in an aggregate amount approximating $755,000, which are payable on demand and bear interest at the rate of 12% per annum. The aggregate amount outstanding for such loans (including accrued interest) at June 30,1999 and 1998 was $980,720 and $899,836, respectively.

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

Number                     Exhibit
- ------                     -------
2.1                        Purchase and Sale Agreement dated March 14, 1997 for
                           the sale of the majority of the Company's assets and
                           business to Casco Standards, Inc. (6)

2.2                        Stock Purchase Agreement dated August 18, 1997 with
                           Michael J. Blumenfeld. (7)

2.3 Agreement and Plan of Merger dated July 20, 1999 for the reincorporation of the Company in Delaware. (10)

3.1                        Intentionally omitted

3.2                        Intentionally omitted

3.3                        Intentionally omitted

3.4                        Intentionally omitted

3.5                        Intentionally omitted

3.6                        Intentionally omitted

3.7 Copy of Certificate of Incorporation of the Company filed on December 15, 1998. (9)

3.8 Copy of Certificate of Merger of the Company filed on July 20, 1999. (9)

3.9                        Copy of the By-Laws of the Company. (9)

4.1                        Intentionally omitted

4.2 Specimen Certificate of Common Stock, $0.01, par value, of the Company. (9)

10.1                       Copy of Warrant Agency Agreement dated as of June 4,
                           1993 between the Company and Continental Stock
                           Transfer & Trust Company, as Warrant Agent. (2)

10.2 Proof of Redeemable Warrant expiring June 3, 1996 of the Company. (2)

10.3                       Form of Underwriter's Unit Purchase Warrant of the
                           Company. (3)

10.4                       Form of Underwriter's Warrant of the Company. (3)

10.5                       Copy of the 1988 Stock Option Plan of the Company.
                           (1)

10.6                       Copy of the 1994 Stock Option Plan of the Company.
                           (5)

10.7                       Copy of Employee Restricted Stock Plan of the
                           Company. (4)

10.8 Copy of Lease dated July 1, 1997 between the Company, as tenant, and Post-Valwood, Inc., as landlord. (8)

10.9                       Copy of exclusive Distribution Agreement dated
                           February 24, 1998, between the Company and Equipmart,
                           Inc. (8)

10.10                      Copy of exclusive Distribution Agreement dated March
                           7, 1998, between the Company and FunNets, Inc. (8)

10.11                      Copy of exclusive Distribution Agreement dated March
                           21, 1998, between the Company and Pro Gym Equipment,
                           Inc. (8)

10.12                      Copy of the Stock Acquisition Agreement dated April
                           14, 1998, between the Company and Product
                           Merchandising, Inc. (8)

10.13                      Copy of the Agreement and Plan of Merger dated May
                           31, 1998, between the Company and Vantage Products
                           International, Inc. (8)

10.14                      Copy of the 1998 Collegiate Pacific Inc. Stock Option
                           Plan. (10)

10.15 Copy of Credit Agreement, dated as at June 30, 1999, between Chase Bank of Texas, National Association, and the Company for a $2,000,000 line of credit, and related documents.

10.16 Copy of the Promissory Note dated March 31, 1999 from the Company to Michael J. Blumenfeld in the principal amount of $1,082,648.75.

27.1                       Financial Data Schedule


- --------------------

(1) Filed as an exhibit to the Company's Registration Statement on Form S-18, File No. 33-19770-NY.

(2)      Filed as an exhibit to the Company's Form 8-A dated June 28, 1993.

(3) Filed as an exhibit to the Company's Current Report on Form 8-K filed on July 12, 1993.

(4) Filed as an exhibit to a Post-Effective Amendment to the Company's Registration Statement on Form S- 18, File No. 33-19770-NY.

(5) Filed as an exhibit to the Company's Annual Report on Form 10- KSB for the year ended June 30, 1994.

(6) Filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting held on June 16, 1997.

(7) Filed as an exhibit to the Company's Form 8-K/A filed on September 11, 1997.

(8) Filed as an exhibit to the Company's Annual Report Form 10- KSB for the year ended June 30, 1998.

(9)      Filed as an exhibit to the Company's Form 8-A dated September 9, 1999.

(10) Filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting held on December 11, 1998.

(b)      Reports on Form 8-K

The Company filed a report on Form 8-K on July 22, 1999 regarding the reincorporation of the Company under the laws of the State of Delaware.

                                   SIGNATURES

         In accordance with Sections 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              COLLEGIATE PACIFIC INC.

                              By:   /s/ MICHAEL J. BLUMENFELD
                                   ---------------------------------------------
                                   Michael J. Blumenfeld,
                                   Chairman, President, Chief Executive Officer
                                   and Director (Principal Executive Officer)

Dated:  September 29, 1999

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

           Signature                                             Title                                       Date
           ---------                                             -----                                       ----
/s/ MICHAEL J. BLUMENFELD                     Chairman, President, Chief Executive                    September 29, 1999
- ---------------------------------             Officer, and Director
Michael J. Blumenfeld                         (Principal Executive Officer)

/s/ ARTHUR J. COERVER
- ---------------------------------             Chief Operating Officer and Director                    September 29, 1999
Arthur J. Coerver


/s/ HARVEY ROTHENBERG                         Vice President Marketing and Director                   September 29, 1999
- ---------------------------------
Harvey Rothenberg


/s/ WILLIAM R. ESTILL                         Chief Financial Officer, Secretary, and                 September 29,1999
- ---------------------------------             Treasurer (Principal Accounting and
William R. Estill                             Financial Officer)

/s/ JEFF DAVIDOWITZ
- ---------------------------------             Director                                                September 29, 1999
Jeff Davidowitz

/s/ ROBERT W. PHILIP
- ---------------------------------             Director                                                September 29, 1999
Robert W. Philip

/s/ WILLIAM  A. WATKINS, JR.
- ---------------------------------             Director                                                September 29, 1999
William  A. Watkins, Jr.

                                INDEX TO EXHIBITS

Number                     Description
- ------                     ------------
2.1                        Purchase and Sale Agreement dated March 14, 1997 for
                           the sale of the majority of the Company's assets and
                           business to Casco Standards, Inc. (6)

2.2                        Stock Purchase Agreement dated August 18, 1997 with
                           Michael J. Blumenfeld. (7)

2.3 Agreement and Plan of Merger dated July 20, 1999 for the reincorporation of the Company in Delaware. (10)

3.1                        Intentionally omitted

3.2                        Intentionally omitted

3.3                        Intentionally omitted

3.4                        Intentionally omitted

3.5                        Intentionally omitted

3.6                        Intentionally omitted

3.7 Copy of Certificate of Incorporation of the Company filed on December 15, 1998. (9)

3.8 Copy of Certificate of Merger of the Company filed on July 20, 1999. (9)

3.9                        Copy of the By-Laws of the Company. (9)

4.1                        Intentionally omitted

4.2 Specimen Certificate of Common Stock, $0.01, par value, of the Company. (9)

10.1                       Copy of Warrant Agency Agreement dated as of June 4,
                           1993 between the Company and Continental Stock
                           Transfer & Trust Company, as Warrant Agent. (2)

10.2 Proof of Redeemable Warrant expiring June 3, 1996 of the Company. (2)

10.3                       Form of Underwriter's Unit Purchase Warrant of the
                           Company. (3)

10.4                       Form of Underwriter's Warrant of the Company. (3)

10.5                       Copy of the 1988 Stock Option Plan of the Company.
                           (1)

10.6                       Copy of the 1994 Stock Option Plan of the Company.
                           (5)

10.7                       Copy of Employee Restricted Stock Plan of the
                           Company. (4)

10.8 Copy of Lease dated July 1, 1997 between the Company, as tenant, and Post-Valwood, Inc., as landlord. (8)

10.9                       Copy of exclusive Distribution Agreement dated
                           February 24, 1998, between the Company and Equipmart,
                           Inc. (8)

10.10                      Copy of exclusive Distribution Agreement dated March
                           7, 1998, between the Company and FunNets, Inc. (8)

10.11                      Copy of exclusive Distribution Agreement dated March
                           21, 1998, between the Company and Pro Gym Equipment,
                           Inc. (8)

10.12                      Copy of the Stock Acquisition Agreement dated April
                           14, 1998, between the Company and Product
                           Merchandising, Inc. (8)

10.13                      Copy of the Agreement and Plan of Merger dated May
                           31, 1998, between the Company and Vantage Products
                           International, Inc. (8)

10.14                      Copy of the 1998 Collegiate Pacific Inc. Stock Option
                           Plan. (10)

10.15 Copy of Credit Agreement, dated as at June 30, 1999, between Chase Bank of Texas, National Association, and the Company for a $2,000,000 line of credit, and related documents.

10.16 Copy of the Promissory Note dated March 31, 1999 from the Company to Michael J. Blumenfeld in the principal amount of $1,082,648.75.

27.1                       Financial Data Schedule

- --------------------

(1) Filed as an exhibit to the Company's Registration Statement on Form S-18, File No. 33-19770-NY.

(2)      Filed as an exhibit to the Company's Form 8-A dated June 28, 1993.

(3) Filed as an exhibit to the Company's Current Report on Form 8-K filed on July 12, 1993.

(4) Filed as an exhibit to a Post-Effective Amendment to the Company's Registration Statement on Form S- 18, File No. 33-19770-NY.

(5) Filed as an exhibit to the Company's Annual Report on Form 10- KSB for the year ended June 30, 1994.

(6) Filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting held on June 16, 1997.

(7) Filed as an exhibit to the Company's Form 8-K/A filed on September 11, 1997.

(8) Filed as an exhibit to the Company's Annual Report Form 10- KSB for the year ended June 30, 1998.

(9)      Filed as an exhibit to the Company's Form 8-A dated September 9, 1999.

(10) Filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting held on December 11, 1998.