Form 10QSB
period 1999-09-30
COLLEGIATE PACIFIC INC
filed 1999-11-15
CIK 828747

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 0-17293


                            COLLEGIATE PACIFIC, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                    22-2795073
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

                            YES [X]      NO  [ ]

As of November 10, 1999, there were 17,341,833 shares of the Registrant's Common Stock, with a par value of $0.01 par share, outstanding.

                            COLLEGIATE PACIFIC, INC.

                                      INDEX

                                                                                                      Page
                                                                                                      ----
                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

         Condensed Consolidated Balance Sheets - September 30, 1999 (Unaudited) and June 30, 1999       3

         Condensed Consolidated Statements of Operations - Three months ended September 30, 1999        4
         and 1998 (Unaudited)

         Condensed Consolidated Statements of Cash Flows - Three months ended September 30, 1999        5
         and 1998 (Unaudited)

         Notes to Condensed Consolidated Financial Statements (Unaudited)                               6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF                     7
         OPERATIONS

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                                              9

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                               9

SIGNATURES                                                                                             10


                            COLLEGIATE PACIFIC, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                 September 30, 1999      June 30, 1999
                                                                                 ------------------      -------------
                                                                                    (Unaudited)
                                  ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                           $    83,183           $   518,844
Accounts receivable, net of the allowance for doubtful accounts of $46,306
         and $38,806, respectively                                                      798,545             1,142,708
Inventories                                                                           2,444,287             1,843,820
Prepaid expenses and other assets                                                       188,294                23,581
                                                                                    -----------           -----------
                                Total Current Assets                                  3,514,309             3,528,953


PROPERTY AND EQUIPMENT                                                                  261,806               249,370
Less accumulated depreciation                                                          (108,661)              (98,785)
                                                                                    -----------           -----------
                                                                                        153,145               150,585


OTHER ASSETS
License agreements, net of accumulated amortization of $60,331 and
         $50,030, respectively                                                          243,285               253,586
Cost in excess of net tangible assets acquired, net of accumulated
         amortization of $51,069 and $42,373, respectively                              500,678               509,373
Other assets, net                                                                        54,523                54,409
                                                                                    -----------           -----------
                                                                                    $ 4,465,940           $ 4,496,906
                                                                                    ===========           ===========


LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
Accounts payable                                                                    $   234,003           $   537,056
Accrued expenses and other current liabilities                                           61,733                51,181
Other current liabilities                                                                50,969                86,826
                                                                                    -----------           -----------
                                Total Current Liabilities                               346,705               675,063


Note Payable                                                                            392,096                    --
Note Payable - Stockholder                                                              994,208               980,720
                                                                                    -----------           -----------


                                Total Liabilities                                     1,733,009             1,655,783


STOCKHOLDERS' EQUITY
Common Stock, $.01 par value; authorized 20,000,000 shares;
         issued and outstanding: 17,341,833 and 17,201,833, respectively                173,418               172,018
Additional paid-in capital                                                            3,410,679             3,368,954
Accumulated deficit                                                                    (822,109)             (660,462)
Treasury shares, at cost; 7,300 and 4,500 shares, respectively                          (17,932)              (10,982)
                                                                                    -----------           -----------
                                                                                      2,744,056             2,869,528
Less: Notes receivable from stockholders                                                (11,125)              (28,405)
                                                                                    -----------           -----------
                                Total Stockholder's Equity                            2,732,931             2,841,123
                                                                                    -----------           -----------


                                                                                    $ 4,465,940           $ 4,496,906
                                                                                    ===========           ===========

        See accompanying notes to these consolidated financial statements

                            COLLEGIATE PACIFIC, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                   Three months ended
                                                                                     September 30,
                                                                         -----------------------------------
                                                                              1999                   1998
                                                                         ------------           ------------
Revenues                                                                 $  1,815,553           $  1,359,988
Cost of sales                                                               1,189,012                924,245
                                                                         ------------           ------------
Gross margin                                                                  626,541                435,743


Selling, general and administrative expenses                                  758,486                478,320
                                                                         ------------           ------------
Operating profit (loss)                                                      (131,945)               (42,577)


Interest expense                                                              (31,167)               (23,179)
Interest and other income, net                                                  1,465                  2,131
                                                                         ------------           ------------

Net loss before income taxes                                                 (161,647)               (63,625)

Provision for income taxes                                                         --                     --
                                                                         ------------           ------------
Net loss                                                                 $   (161,647)          $    (63,625)
                                                                         ============           ============
Net loss per share - basic and diluted                                   $      (0.01)          $      (0.00)
                                                                         ============           ============
Shares used in computing net loss per share (basic and diluted)            17,267,896             17,024,525




        See accompanying notes to these consolidated financial statements

                            COLLEGIATE PACIFIC, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                  Three months ended
                                                                                    September 30,
                                                                           -----------------------------
                                                                              1999                1998
                                                                           ---------           ---------
Operating activities
         Net loss                                                          $(161,647)          $ (63,625)
         Adjustments to reconcile net loss to net cash used in
                  operating activities
             Depreciation and amortization                                    29,676              24,797
             Changes in operating assets and liabilities                    (750,292)           (359,573)
                                                                           ---------           ---------
                     Net cash used in operating activities                  (882,263)           (398,401)

Investing activities
         Purchase of property and equipment                                  (12,437)             (2,517)
         Cash paid for treasury shares                                        (6,950)                 --
         Cash received for note receivable from stockholders                  17,280                  --
                                                                           ---------           ---------
                     Net cash used in investing activities                    (2,107)             (2,517)
                                                                           ---------           ---------
Financing activities
         Proceeds from borrowings                                            405,584              51,183
         Proceeds from issuance of common stock                               43,125              58,742
                                                                           ---------           ---------
                     Net cash provided by financing activities               448,709             109,925
                                                                           ---------           ---------
Net decrease in cash and cash equivalents                                   (435,661)           (290,993)

Cash and cash equivalents at beginning of period                             518,844             514,494
                                                                           ---------           ---------
Cash and cash equivalents at end of period                                 $  83,183           $ 223,501
                                                                           =========           =========



        See accompanying notes to these consolidated financial statements

                            COLLEGIATE PACIFIC, INC.


NOTE 1 - GENERAL AND BACKGROUND

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated financial statements as of September 30, 1999 and 1998 are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto, for the year ended June 30, 1999 together with management's discussion and analysis of financial condition and results of operations, contained in the Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the three months ended September 30, 1999 are not necessarily indicative of the results for the entire fiscal year.

The consolidated financial statements for the periods ended September 30, 1999 and 1998 include the accounts of Collegiate Pacific, Inc. ("CPI") and its wholly owned subsidiaries Product Merchandising, Inc. ("PMI") and Vantage Products International, Inc. ("VPI") (collectively referred to as the "Company"). See
Note 2.

NOTE 2 - RELATED PARTY TRANSACTION

During the period the Company purchased certain inventory from a manufacturing supplier which is also owned by the majority stockholder of the Company. Purchases for the period from the manufacturing supplier were approximately $375 thousand for the period and the Company had no outstanding payable to the supplier at the end of the period.

NOTE 3 - NOTE PAYABLE TO STOCKHOLDER

The note payable to stockholder (also the president of the Company) is uncollateralized and bears interest at an annual rate of 12%. The note was due on demand. On March 31, 1999, the note was converted to a long-term obligation due April 10, 2001. All interest on this note was paid current as of September 30,1999.

NOTE 4 - NOTE PAYABLE

On September 14, 1999 the Company agreed to terms for a $2,000,000 Revolving Line of Credit with Chase Bank of Texas, N.A. The Revolving Line of Credit will allow the Company to borrow funds based upon certain percentages of accounts receivable and inventories. The revolving Line of Credit matures on October 31, 2001 and includes a provision for letters of credit. Borrowings under the Revolving Line of Credit will bear interest at the prevailing Prime Rate plus 1/4% or Libor plus 2 1/2%. The Note Payable to Stockholder is subordinate to the Revolving Line of Credit, and the Revolving Line of Credit is partially guaranteed by the Stockholder holding the existing Note Payable.

                            COLLEGIATE PACIFIC, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company is engaged in the national distribution of sports and recreational equipment to the institutional and retail markets realizing the vast majority of its revenues in response to catalog mailings and telemarketing efforts. The market for this merchandise is estimated to consist of approximately 250,000 locations, which have annual expenditures of some $4 billion for sports equipment. The management of the Company has extensive experience in this business having been the founder of several successful mail order companies in the sports equipment industry.


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

The following discussion should be read in conjunction with the Company's Form 10-KSB and consolidated financial statements for the fiscal year ended June 30, 1999 and 1998.

REVENUES

Revenues for the three months ended September 30, 1999 increased by approximately $456 thousand (33%) as compared to the same period in 1998. The Company attributes the growth in revenues to an increase in marketing activity and the growth in its customer base. As the result of expanded operations and marketing activities the Company believes future revenues will continue to exhibit growth from current levels. Management believes the seasonality in revenues will continue to be a factor in future periods as the third and fourth quarters of the Company's fiscal year are typically higher due to the order pattern of the Company's customer base.

GROSS PROFIT

Gross profit for the three months ended September 30, 1999, increased by approximately $191 thousand (44%) as compared to the same period in 1998. As a percentage of sales the gross profit increased to 34.5% as compared to 32% for the same period in 1998. The increase was the result of increased marketing activities and growth in the Company's higher margin customer base.

                           COLLEGIATE PACIFIC, INC.


OPERATING EXPENSES

Selling, general and administrative (SG&A) expenses for the three months ended September 30, 1999 increased by approximately $280 thousand (58%) as compared to the same period in 1998. As a percentage of sales, SG&A expenses increased to 39% from 34%. The increase in SG&A expense in dollars and as a percentage of sales is due to the Company's increased staffing requirements to manage substantially higher sales volume and an increase in advertising related expenses.

LIQUIDITY AND SOURCES OF CAPITAL

Cash used in operations for the period ended September 30, 1999 was approximately $882 thousand as compared to $398 thousand for the same period in 1998. The increase was due primarily to the purchase of additional inventories in anticipation of an increase in selling activities in future periods and the addition of products offered by the Company.

Cash used in investing activities was $2,107 for the period ended September 30, 1999 and was used to purchase equipment and treasury shares, and was partially offset by the repayment of the note receivable from stockholders.

The Company generated approximately $448 thousand from financing activities. The cash from financing activities was approximately $406 thousand in proceeds from notes payable, and approximately $43 thousand from the issuance of common shares upon the exercise of stock options.

On September 14, 1999, the Company agreed to terms for a $2,000,000 Revolving Line of Credit with Chase Bank of Texas, N.A. The Revolving Line of Credit will allow the Company to borrow funds based upon a certain percentage of accounts receivable and inventories. The Revolving Line of Credit will mature on October 31, 2001 and includes a provision for letters of credit. Borrowings under the Revolving Line of Credit will bear interest at the prevailing Prime Rate plus 1/4% or LIBOR plus 2 1/2%. The note payable to stockholder is subordinate to the Revolving Line of Credit and the Revolving Line of Credit is partially guaranteed by the holder of the note payable to stockholder.

Management believes that the Company will be able to satisfy its short term and long term liquidity requirements from borrowings under the Revolving Line of Credit and from cash generated from operations. The Company may experience periods of higher borrowing under the credit facility due to the seasonal nature of its business cycle. The Company is actively involved in seeking expansion through acquisitions and/or joint ventures, and the success of such efforts may require additional bank debt, equity financing, or private financing.

                            COLLEGIATE PACIFIC, INC.


YEAR 2000 ISSUE

The Year 2000 issue is the result of computer programs written using two digits to define "date" related fields. Information systems have time sensitive operations that, as a result of this data field limitation, could disrupt activities in the normal business cycle. The Company purchased and implemented new information systems in fiscal year 1999, which brought the information systems into Year 2000 compliance.

The Company has not discussed the Year 2000 issue with its customers and suppliers. There can be no assurance that the systems of these other companies and customers will be converted, and the failure of the Company's significant suppliers and customers to make necessary Year 2000 modifications could have a materially adverse impact on the Company's results and operations.

PART II  - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

27.1     Financial Date Schedule

REPORTS ON FORM 8-K

None

                                   SIGNATURES

Pursuant with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


COLLEGIATE PACIFIC, INC.


By:      /s/ MIKE BLUMENFELD                Dated:   November 15, 1999
         -------------------------
         Mike Blumenfeld
         President

         /s/ William R. Estill              Dated:   November 15, 1999
         -------------------------
         William R. Estill
         Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT
  NO.          DESCRIPTION
-------        -----------
 27.1          Financial Data Schedule