Form 10QSB
period 1999-12-31
COLLEGIATE PACIFIC INC
filed 2000-02-14
CIK 828747

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED DECEMBER 31, 1999

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


COMMISSION FILE NUMBER 0-17293


                            COLLEGIATE PACIFIC INC.
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

                                 YES [X] NO [ ]

As of December 31, 1999, there were 3,468,367 shares of the Registrant's Common Stock, with a par value of $0.01 par share, outstanding.

                            COLLEGIATE PACIFIC INC.

INDEX

                                                                                                      Page
                                                                                                      ----
PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

         Condensed Consolidated Balance Sheets December 31, 1999 (Unaudited) and June 30, 1999          3

         Condensed Consolidated Statement of Operations Three and six months ended December 31,         4
         1999 and 1998 (Unaudited)

         Condensed Consolidated Statement of Cash Flows Six months ended December 31, 1999 and          5
         1998 (Unaudited)

         Notes to Condensed Consolidated Financial Statements (Unaudited)                               6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF                     8
         OPERATIONS

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                                             12

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                              12

SIGNATURES                                                                                             12


                            COLLEGIATE PACIFIC INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                                                             December 31,
                                                                                 1999          June 30, 1999
                                                                             -----------       -------------
                                 ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                    $    86,049        $   518,844
Accounts receivable, net of the allowance for doubtful accounts of
         $50,533 and $38,806, respectively                                       662,114          1,142,708
Inventories                                                                    2,412,323          1,843,820
Prepaid expenses and other assets                                                253,272             23,581
                                                                             -----------        -----------
Total current assets                                                           3,413,758          3,528,953

PROPERTY AND EQUIPMENT                                                           264,198            249,370
Less accumulated depreciation                                                   (119,244)           (98,785)
                                                                             -----------        -----------
                                                                                 144,954            150,585

OTHER ASSETS
License agreements, net of accumulated amortization of $70,633 and
         $50,030, respectively                                                   244,620            253,586

Cost in excess of net tangible assets acquired, net of accumulated
         amortization of $59,765 and $42,373, respectively                       606,525            509,373
Other assets, net                                                                 54,647             54,409
                                                                             -----------        -----------
                                                                             $ 4,464,504        $ 4,496,906
                                                                             ===========        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                             $   103,126        $   537,056
Accrued expenses                                                                  71,013             51,181
Other current liabilities                                                         17,590             86,826
                                                                             -----------        -----------
Total current liabilities                                                        191,729            675,063

Note payable to stockholder                                                      994,307            980,720
Note payable                                                                     807,045                 --
                                                                             -----------        -----------

Total liabilities                                                              1,993,081          1,655,783

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; authorized 50,000,000 shares; issued and
         outstanding, 3,468,367 and 3,440,367 shares, respectively                34,684             34,404
Additional paid-in capital                                                     3,549,413          3,506,568
Accumulated deficit                                                           (1,083,617)          (660,462)
Treasury shares; at cost 1,360 and 900 shares, respectively                      (17,932)           (10,982)
                                                                             -----------        -----------
                                                                               2,482,548          2,869,528
Less notes receivable from stockholders                                          (11,125)           (28,405)
         Total stockholders' equity                                            2,471,423          2,841,123
                                                                             -----------        -----------
                                                                             $ 4,464,504        $ 4,496,906
                                                                             ===========        ===========



       See accompanying notes to these consolidated financial statements

                            COLLEGIATE PACIFIC INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)


                                                        Three months ended                       Six months ended
                                                           December 31,                           December 31,
                                                   ------------------------------        ------------------------------
                                                       1999              1998               1999              1998
                                                   -----------        -----------        -----------        -----------
Revenues                                           $ 1,500,418        $   989,306        $ 3,315,971        $ 2,349,025
Cost of sales                                          973,509            627,601          2,162,521          1,551,846
                                                   -----------        -----------        -----------        -----------
Gross margin                                           526,909            361,705          1,153,450            797,179

Selling, general and administrative expenses           744,799            485,761          1,503,285            964,081
Operating profit (loss)                               (217,890)          (124,056)          (349,835)          (166,902)
Interest expense                                       (44,088)           (26,403)           (75,255)           (49,582)
Other income                                               470              1,868              1,935              3,999
                                                   -----------        -----------        -----------        -----------
Net earnings (loss)                                $  (261,508)       $  (148,591)       $  (423,155)       $  (212,485)
                                                   ===========        ===========        ===========        ===========
Net earnings (loss) per
  share - basic and diluted                        $     (0.08)       $     (0.04)       $     (0.12)       $     (0.06)
                                                   ===========        ===========        ===========        ===========
Shares used in computing net loss per share
(basic and diluted)                                  3,467,007          3,408,367          3,460,659          3,406,568





       See accompanying notes to these consolidated financial statements

                            COLLEGIATE PACIFIC INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)


                                                                                Six months ended
                                                                                   December 31,
                                                                       -------------------------------
                                                                           1999               1998
                                                                       -----------        -----------
Operating activities
         Net earnings (loss)                                           $  (423,155)       $  (212,485)
         Adjustments to reconcile net loss to net cash used in
                  operating activities
                  Depreciation and amortization                             60,059             49,872
                  Changes in operating assets and liabilities             (802,778)           (91,150)
                                                                       -----------        -----------
                  Net cash used in operating activities                 (1,165,874)          (253,763)

Investing activities
         Purchase of property and equipment                                (14,828)           (40,314)
         Cash paid for licenses                                            (11,637)                --
         Cash paid for treasury shares                                      (6,950)                --
         Cash used in business acquisition, net of cash acquired          (114,543)                --
         Cash received for notes receivable from stockholders               17,780                 --
                                                                       -----------        -----------
                  Net cash used in investing activities                   (130,678)           (40,314)

Financing activities
         Proceeds from borrowings                                          820,632            164,806
         Proceeds from issuance of common stock                             43,125              6,250
                                                                       -----------        -----------
                  Net cash provided by financing activities                863,757            171,056
                                                                       ===========        ===========

Net decrease in cash and cash equivalents                                 (432,795)          (123,021)

Cash and cash equivalents at beginning of period                           518,844            514,494
                                                                       -----------        -----------
Cash and cash equivalents at end of period                             $    86,049        $   391,473
                                                                       ===========        ===========
Supplemental disclosure of cash flow information
         Cash paid during the period for interest                      $    65,312        $    59,260
                                                                       ===========        ===========



       See accompanying notes to these consolidated financial statements

                            COLLEGIATE PACIFIC INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - GENERAL AND BACKGROUND

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated financial statements as of December 31, 1999 and the periods ended December 31, 1999 and 1998 are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto, for the year ended June 30, 1999 together with management's discussion and analysis of financial condition and results of operations, contained in the 10-KSB filed with the Securities and Exchange Commission. The results of operations for the three and six months ended December 31, 1999 are not necessarily indicative of the results for the entire fiscal year.

The consolidated financial statements for the period ended December 31, 1999 include the accounts of Collegiate Pacific Inc. and its wholly owned subsidiary Product Merchandising, Inc., (collectively referred to as the "Company").

NOTE 2 - BUSINESS COMBINATIONS

On October 22, 1999, the Company acquired certain assets of Mark One Distributors, Inc. in an all cash transaction. The purchased assets related to sales and distribution activities by Mark One in the camp sporting goods business. The acquisition was accounted for as a purchase, and accordingly, the net assets and results of operation of Mark One's camping related business have been included in the Company's consolidated financial statements commencing on October 22, 1999.

NOTE 3 - EQUITY

On January 14, 2000, the stockholders of the Company approved a 1 for 5 reverse stock split of the Company's $.01 par value common stock (the "Common Stock"). As a result of the reverse stock split additional paid in capital was increased by $138,735. All references in the accompanying financial statements to the number of shares of Common Stock and the per-share amounts have been restated to reflect the reverse stock split.

NOTE 4 - RELATED PARTY TRANSACTION

During the period the Company purchased certain inventory items from a manufacturing supplier which is also owned by the majority stockholder of the Company. Purchases for the period from the manufacturing supplier were $555,674 for the six

                            COLLEGIATE PACIFIC INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



month period ended on December 31, 1999 and the Company had an outstanding payable of $17,341 to the supplier at the end of the period.

NOTE 5 - NOTE PAYABLE TO STOCKHOLDER

The note payable to stockholder (also the Chief Executive Officer of the Company) is uncollateralized, due April 10, 2001 and bears interest at an annual rate of 12%. Accrued interest on this note totaled $9,943 at December 31, 1999, and is included in accrued expenses.


NOTE 6 - SUBSEQUENT EVENTS

On January 14, 2000, the stockholders of the Company approved a 1 for 5 reverse stock split of the Company's $.01 par value common stock. As a result of the reverse stock split additional paid in capital was increased by $138,735. All references in the accompanying financial statements to the number of shares of Common Stock and the per-share amounts have been restated to reflect the reverse stock split.

In February 2000, a former executive of the DSSI Corporation ("DSSI"), which was the predecessor of the Company, exercised common stock warrants for 98, 974 shares of Common Stock. The warrants were originally granted to the warrant holder during his tenure as an executive of DSSI. The terms of the warrants were extended at the February 18, 1998 meeting of the Board of Directors of DSSI. Although the extension of the terms of the warrants was not disclosed to the Company's current management, the Company accepted the exercise of the warrants and the Company received funds for the exercise of the warrants in the amount of $499,819 or $5.05 per share.

In February 2000, the Company agreed to exchange the note payable to stockholder for a subordinated convertible note. In addition, the Company solicited and received additional subscriptions from Company directors and officers including the holder of the existing note payable to stockholder, and third party investors for approximately $1.3 million in subordinated convertible notes. The subordinated convertible notes will bear interest at the prevailing Prime Rate plus 2.5%, will be non-callable by the Company for a period of two years, and will be convertible to the Company's common stock at $3.30 per share, which was set by a formula equal to 110% of the closing price of the common stock on January 17, 2000. The subordinated convertible notes will be subordinate to the Company's Revolving Line of Credit with Chase Bank of Texas, N.A.

In January 2000, the Company declared a special warrant divided to the holders of Company's Common Stock. One warrant will be issued for each share of Common Stock held and would entitle the warrant holder to purchase, for cash, one share of Common Stock at $10 per share. The Company has not set a record date for the distribution of the warrants.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is engaged in the national distribution of sports equipment to the institutional and retail markets realizing the vast majority of its revenues in response to catalog mailings and telemarketing efforts. The market for this merchandise is estimated to consist of approximately 250,000 locations, which have annual expenditures of some $4 billion for sports equipment. The management of the Company has extensive experience in this business having been the founder of successful mail order companies in the sports equipment industry.

On October 22, 1999, the Company acquired certain assets of Mark One Distributors, Inc. in an all cash transaction. The purchased assets related to sales and distribution activities by Mark One in the camp sporting goods business. The acquisition was accounted for as a purchase, and accordingly, the net assets and results of operation of Mark One's camping-related business have been included in the Company's consolidated financial statements commencing on October 22, 1999.


This Report contains certain forward-looking statements such as the Company's or management's intentions, hopes, beliefs, expectations, strategies, predictions; or any other variation thereof; or comparable phraseology of the Company's future activities or other future events or conditions within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, variations in quarterly results, volatility of the Company's stock price, competition from larger firms, entry into the market of new competitors, the sufficiency of the Company's working capital, and general economic conditions. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

The following discussion should be read in conjunction with the Company's Form 10-KSB and consolidated financial statements for the fiscal year ended June 30, 1999, the financial statements and related notes for the periods ended December 31, 1999 and 1998 included herein.

REVENUES

For the quarter ended December 31, 1999 revenues rose 52%, from approximately $989 thousand to approximately $1.5 million, and for the six months rose 41%, from $2.3 million to $3.3 million. The Company attributes the growth in revenues to increased marketing activities, the expansion of products offered to its existing customer base, and the growth in its customer base. As a result of expanded operations the Company believes future revenues will continue to rise materially from current levels.

GROSS MARGIN

For the quarter ended December 31, 1999, gross margin decreased from 37% to 35%, and for the six months ended December 31, 1999, increased from 34% to 35%. The decreases in the quarter ended December 31, 1999 were primarily the result of lower product selling prices to the dealer-related customers. The Company attributes the increase in margin for the six months ended December 31, 1999 as compared to the same period in 1998, to a slight increase in sales from the Company's inventories, as opposed to the sale of products shipped directly from vendors.

OPERATING EXPENSES

Selling, general and administrative ("SG&A") expenses increased by 53% for the quarter ended December 31, 1999 and as a percentage of sales, SG&A expenses increased from 49% to 50%. For the six months ended December 31, 1998, SG&A expenses increased by 56% and as a percentage of sales increased from 41% to 45%.

The increase in the amount of SG&A expenses for the quarter ended December 31, 1999 as compared to the same period in 1998, resulted primarily from increases in advertising and personnel-related cost. The Company added additional sales personnel during the month of November for team sales related activities, which is traditionally a lower sales period for those activities.

The increase in SG&A expenses for the six month period ended December 31, 1999 as compared to the same period in 1998, resulted from an increase in personnel-related cost to manage the increased sales volume and an increase in advertising as the Company slightly increased its catalog mailings.

LIQUIDITY AND SOURCES OF CAPITAL

Cash and cash equivalents totaled $86,049 at December 31, 1999 compared to $518,844 at June 30, 1999. Cash used in operations of $1,165,874 in the six months ended December 31, 1999 resulted primarily from the Company's net loss, increases in inventory of $568,503, and an increase in prepaid expense of $229,691. For the comparable 1998 period, cash used in operations of $253,763 resulted primarily from the Company's net loss and increases in inventory.

The Company used $130,678 in cash in investing activities. The primary use of cash in investing activities was the acquisition of certain assets of a camp sporting goods related business for $114,543, and the purchase of property and equipment.

The Company generated $863,757 from financing activities. The cash generated from financing activities was $820,632 of net proceeds from the Revolving Credit Facility with the Company's primary lender, and $43,125 in proceeds from the issuance of Common Stock upon the exercise of common stock options.

Current assets totaled $3,413,758 at the end of the second quarter, providing the Company with working capital of $3,222,029.

On September 14,1999, the Company agreed to terms for a $2,000,000 Revolving Line of Credit with Chase Bank of Texas, N.A. The Revolving Line of Credit allows the Company to borrow funds based upon a certain percentage of accounts receivable and inventory, will mature on October 31, 2001, and includes a provision for letters of credit. Borrowings under the Revolving Line of Credit bear interest at the prevailing Prime Rate plus 1/4% or LIBOR plus 2 1/2%. The note payable to stockholder is subordinate to the Revolving Line of Credit and the holder of the note payable to stockholder guarantees the Revolving Line of Credit up to $1,000,000.

In February 2000, a former executive of the DSSI, which was the predecessor of the Company, exercised common stock warrants for 98,974 shares of Common Stock. The warrants were originally granted to the warrant holder during his tenure as an executive of DSSI. The terms of the warrants were extended at the February 18, 1998 meeting of the Board of Directors of DSSI. Although the extension of the terms of the warrants was not disclosed to the Company's current management, the Company accepted the exercise of the warrants and the Company received funds for the exercise of the warrants in the amount of $499,819 or $5.05 per share.

In February 2000, the Company agreed to exchange the note payable to stockholder for a subordinated convertible note. In addition, the Company solicited and received additional subscriptions from Company directors and officers including the holder of the existing note payable to stockholder, and third party investors for approximately $1.3 million in additional subordinated convertible notes. The subordinated convertible notes will bear interest at the prevailing Prime Rate plus 2.5%, will be non-callable by the Company for a period of two years, and will be convertible to the Company's common stock at $3.30 per share, which was set by a formula equal to 110% of the closing price of the common stock on January 17, 2000. The subordinated convertible notes will be subordinate to the Company's Revolving Line of Credit with Chase Bank of Texas, N.A. Upon completion of this transaction, which is expected during February 2000, the Company will pay the existing balance of borrowings ($1,190,000 at February 10, 2000) on the Revolving Line of Credit with its primary lender and use the balance of the proceeds for general working capital and the further expansion of its business.

Management believes that the Company will be able to satisfy its short-term and long-term liquidity requirements from borrowings under the subordinated convertible notes and the Revolving Line of Credit, and from cash generated from operations. The Company may experience periods of higher borrowing under the credit facility due to the seasonal nature of its business cycle. The Company is actively involved in seeking expansion through acquisitions and/or joint ventures, and the success of such efforts may require additional bank debt, equity financing, or private financing.

The Company's principal commitments at December 31, 1999 consisted of obligations under operating leases for its facilities.

YEAR 2000 ISSUE

         The Year 2000 issue is the result of computer programs written using two digits rather than four digits to define "date" fields. Information systems have time sensitive operations that, as a result of this data field limitation, could disrupt activities in the normal business cycle. We purchased and implemented new information systems in Fiscal Year 1999, which brought the information systems into Year 2000 compliance.

         We are not currently aware of any material Year 2000 problem relating to any of our material internal system or applications. We have not discussed the Year 2000 issue with our customers and suppliers. There can be no assurance that the systems of these other companies were timely converted, and the failure of our significant suppliers and customers to make necessary Year 2000 modifications could have a material adverse impact on the our results and operations.

         We believe that, absent a systemic failure outside our control, such as a prolonged loss of electrical or telecommunications service, Year 2000 problems at third parties will not have a material impact on our operations. The failure of our internal systems or the systems of third parties to be Year 2000 ready could temporarily prevent us from providing service to our customers, issuing invoices and could require us to devote significant resources to correct such problems. The costs associated with remediating any Year 2000 problems have not been material to date. Although we do not anticipate that these costs will be material in the future, we cannot assure you that these costs will not be material.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


EXHIBITS

27.1 Financial Data Schedule

REPORTS ON FORM 8-K

     None

                                   SIGNATURES

Pursuant with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


COLLEGIATE PACIFIC, INC.


By: /s/ MIKE BLUMENFELD                         Dated:   February 14, 2000
    ---------------------------                          -----------------
    Mike Blumenfeld
    Chief Executive Officer


By: /s/ William R. Estill                       Dated:   February 14, 2000
    -----------------------                              -----------------
    William R. Estill
    Chief Financial Officer

                               INDEX TO EXHIBITS

    EXHIBIT
      NO.       DESCRIPTION
    -------     -----------
     27.1       Financial Data Schedule