Form 10QSB
period 2000-03-31
COLLEGIATE PACIFIC INC
filed 2000-05-15
CIK 828747

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2000

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

                                 YES [X] NO [ ]

As of March 31, 2000, there were 3,567,340 shares of the Registrant's Common Stock, with a par value of $0.01 par share, outstanding.

                             COLLEGIATE PACIFIC INC.

                                      INDEX

                                                                                                                      PAGE
                                                                                                                      ----
         PART I - FINANCIAL INFORMATION

         ITEM 1.          CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

                          Condensed Consolidated Balance Sheets - March 31, 2000 (Unaudited) and June 30, 1999          3

                          Condensed Consolidated Statements of Operations - Three and Nine months ended March 31,       4
                          2000 and 1999 (Unaudited)

                          Condensed Consolidated Statements of Cash Flows Nine months ended March 31, 2000 and          5
                          1999 (Unaudited)

                          Notes to Condensed Consolidated Financial Statements (Unaudited)                              6

         ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF                    7
                          OPERATIONS

         PART II. OTHER INFORMATION

         ITEM 1.          LEGAL PROCEEDINGS                                                                            11

         ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K                                                             11

         SIGNATURES                                                                                                    12

                            COLLEGIATE PACIFIC INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                        (Unaudited)
                                                                       MARCH 31, 2000        JUNE 30, 1999
                                                                       ---------------      ---------------
                            ASSETS

CURRENT ASSETS
Cash and cash equivalents                                              $       391,830      $       518,844
Accounts receivable, net of the allowance for doubtful accounts of
         $50,236 and $38,806, respectively                                   1,479,849            1,142,708
Inventories                                                                  2,530,774            1,843,820
Prepaid expenses and other assets                                              474,065               23,581
                                                                       ---------------      ---------------
Total current assets                                                         4,876,518            3,528,953

PROPERTY AND EQUIPMENT                                                         264,484              249,370
Less accumulated depreciation                                                 (123,682)             (98,785)
                                                                       ---------------      ---------------
                                                                               140,802              150,585

OTHER ASSETS
License agreements, net of accumulated amortization of $96,937 and
         $50,030, respectively                                                 504,981              253,586

Cost in excess of net tangible assets acquired, net of accumulated
         amortization of $70,142 and $42,373, respectively                     596,148              509,373
Other assets, net                                                               53,513               54,409
                                                                       ---------------      ---------------
                                                                       $     6,171,962      $     4,496,906
                                                                       ===============      ===============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                       $       571,925      $       537,056
Accrued expenses                                                                52,181               51,181
Other current liabilities                                                       56,372               86,826
                                                                       ---------------      ---------------
Total current liabilities                                                      680,478              675,063

Note payable to stockholders                                                 2,235,000              980,720
                                                                       ---------------      ---------------

Total liabilities                                                            2,915,478            1,655,783

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; authorized 50,000,000 shares; issued
          3,567,340 and 3,440,367 shares, respectively                          35,673               34,404
Additional paid-in capital                                                   4,300,242            3,506,568
Accumulated deficit                                                           (953,787)            (660,462)
Treasury shares; at cost 10,860 and 900 shares, respectively                  (125,644)             (10,982)
                                                                       ---------------      ---------------
                                                                             3,256,484            2,869,528
Less notes receivable from stockholders                                             --              (28,405)
                                                                       ---------------      ---------------
         Total stockholders' equity                                          3,256,484            2,841,123
                                                                       ---------------      ---------------
                                                                       $     6,171,962      $     4,496,906
                                                                       ===============      ===============


See accompanying notes to these consolidated financial statements

                             COLLEGIATE PACIFIC INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                    THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                          MARCH 31,                          MARCH 31,
                                                 ----------------------------      ----------------------------
                                                    2000             1999             2000             1999
                                                 -----------      -----------      -----------      -----------
Revenues                                         $ 3,264,581      $ 1,784,826      $ 6,580,552      $ 4,133,851
Cost of sales                                      2,057,223        1,001,826        4,219,744        2,553,672
                                                 -----------      -----------      -----------      -----------
Gross margin                                       1,207,358          783,000        2,360,808        1,580,179

Selling, general and administrative expenses       1,018,552          539,498        2,521,837        1,503,579
                                                 -----------      -----------      -----------      -----------
Operating profit (loss)                              188,806          243,502         (161,029)          76,600
Interest expense                                     (61,208)         (29,455)        (136,463)         (79,037)
Other income                                           2,232            1,440            4,167            5,439
                                                 -----------      -----------      -----------      -----------
Net earnings (loss)                              $   129,830      $   215,487      $  (293,325)     $     3,002
                                                 ===========      ===========      ===========      ===========
Net earnings (loss) per
  share - basic and diluted                      $      0.04      $      0.06      $     (0.08)     $      0.00
                                                 ===========      ===========      ===========      ===========
Shares used in computing net earnings (loss)
  per share:
Basic                                              3,527,096        3,408,367        3,482,485        3,407,168
Diluted                                            3,557,319        3,408,367        3,482,485        3,407,168


See accompanying notes to these consolidated financial statements

                             COLLEGIATE PACIFIC INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         NINE MONTHS ENDED
                                                                              MARCH 31,
                                                                     ----------------------------
                                                                        2000             1999
                                                                     -----------      -----------
Operating activities
         Net earnings (loss)                                         $  (293,325)     $     3,002
         Adjustments to reconcile net loss to net cash used in
                  operating activities
                  Depreciation and amortization                          101,982           79,024
                  Changes in operating assets and liabilities         (1,470,678)        (426,089)
                                                                     -----------      -----------
                  Net cash used in operating activities               (1,662,021)        (344,063)

Investing activities
         Purchase of property and equipment                              (15,114)         (55,540)
         Cash paid for licenses                                         (298,302)              --
         Cash used in business acquisition, net of cash acquired        (114,543)              --
                                                                     -----------      -----------
                  Net cash used in investing activities                 (427,959)         (55,540)

Financing activities
         Proceeds from borrowings                                      1,254,280          327,978
         Cash paid for treasury shares                                  (114,662)              --
         Cash received for notes receivable from stockholders             28,405               --
         Proceeds from issuance of common stock                          794,943            6,250
                                                                     -----------      -----------
                  Net cash provided by financing activities            1,962,966          334,228
                                                                     -----------      -----------

Net decrease in cash and cash equivalents                               (127,014)         (65,375)

Cash and cash equivalents at beginning of period                         518,844          514,494
                                                                     -----------      -----------
Cash and cash equivalents at end of period                           $   391,830      $   449,119
                                                                     ===========      ===========
Supplemental disclosure of cash flow information
         Cash paid during the period for interest                    $   136,463      $       198
                                                                     ===========      ===========



See accompanying notes to these consolidated financial statements

                             COLLEGIATE PACIFIC INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL AND BACKGROUND

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated financial statements as of March 31, 2000 and the periods ended March 31, 2000 and 1999 are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto, for the year ended June 30, 1999 together with management's discussion and analysis of financial condition and results of operations, contained in the 10-KSB and Form SB-2 filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended March 31, 2000 are not necessarily indicative of the results for the entire fiscal year.

The consolidated financial statements for the period ended March 31, 2000 include the accounts of Collegiate Pacific Inc. and its wholly owned subsidiary Product Merchandising, Inc., (collectively referred to as the "Company").

NOTE 2 - BUSINESS COMBINATIONS

On October 22, 1999, the Company acquired certain assets of Mark One Distributors, Inc. in an all cash transaction. The purchased assets related to sales and distribution activities by Mark One in the camp sporting goods business. The acquisition was accounted for as a purchase, and accordingly, the net assets and results of operations of Mark One's camping related business have been included in the Company's consolidated financial statements commencing on October 22, 1999.

NOTE 3 - EQUITY

On January 14, 2000, the stockholders of the Company approved a one for five reverse stock split of the Company's $.01 par value common stock (the "Common Stock"). As a result of the reverse stock split additional paid in capital was increased by $138,735 and Common Stock has been reduced by the same amount. All references in the accompanying financial statements to the number of shares of Common Stock and the per-share amounts have been restated to reflect the reverse stock split.

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

In January 2000, the Company declared a special warrant dividend to the holders of the Company's Common Stock. One warrant will be issued for each share of Common Stock held and will entitle the warrant holder to purchase, for cash, one share of Common Stock at $10 per share and the warrant holders may exercise the warrant any time on or before May 26, 2005. The warrants are callable and cancelable at a cancellation price of $.10 per warrant. If the Company calls the Warrants for cancellation, holders may exercise the warrants at any time prior to the close of business on the business day preceding the date fixed for cancellation. The Company has set a record date of May 26, 2000 for the distribution of the warrants.

NOTE 4 - RELATED PARTY TRANSACTION

During the period the Company purchased certain inventory items from a manufacturing supplier which is also owned by the majority stockholder of the Company. Purchases for the period from the manufacturing supplier were approximately $776 thousand for the nine month period ended on March 31, 2000 and the Company had no outstanding payable to the supplier at the end of the period.

NOTE 5 - NOTE PAYABLE TO STOCKHOLDERS

In February 2000, the Company agreed to exchange the note payable to stockholder for a subordinated convertible note. In addition, the Company solicited and received additional subscriptions from Company directors and officers including the holder of the existing note payable to stockholder, and third party investors for approximately $1.3 million in subordinated convertible notes. The subordinated convertible notes bore interest at the prevailing Prime Rate plus 2.5%, were non-callable by the Company for a period of two years, and were convertible to Common Stock at $3.30 per share, which was set by a formula equal to 110% of the closing price of the Common Stock on January 17, 2000. The subordinated convertible notes were subordinate to the Company's Revolving Line of Credit with Chase Bank of Texas, N.A and were uncollateralized. Interest paid on these notes and the note payable to stockholder during the period was approximately $84 thousand.

NOTE 6 - NET INCOME PER SHARE

Net income per share for the three months ended March 31, 2000 has been calculated as follows:
                                                2000           1999
                                             ----------     ----------
Basic
      Net Income                             $  129,830     $  215,487
      Weighted average shares outstanding     3,527,096      3,408,367
                                             ==========     ==========
      Per Share                              $     0.04     $     0.06
                                             ==========     ==========
Diluted
      Net Income                             $  129,830     $  214,487
      Weighted average shares outstanding     3,527,096      3,408,367
      Dilutive effect of options and
        warrants                                 30,223             --
                                             ----------     ----------
      Weighted average shares outstanding -
        diluted                               3,557,319      3,408,367
                                             ==========     ==========
      Per Share                              $     0.04     $     0.06
                                             ==========     ==========

In 2000, the assumed debt conversion was excluded from diluted shares because their effect was antidilutive.


NOTE 7 - SUBSEQUENT EVENTS

On April 19, 2000, the holders of the Subordinated Convertible Notes converted the entire outstanding balance of approximately $2.3 million in notes to 677,267 shares of Common Stock.

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

The Company believes it is the fastest growing supplier of sporting goods equipment to the institutional and dealer market. Since the Company commenced its first national marketing programs in March 1998 it has received orders from more than 200,000 locations and continues to add new customers at a high rate. The Company believes that its dedication to product quality and customer service is the primary reason for the growth rate of revenues and new customers.

On October 22, 1999, the Company acquired certain assets of Mark One Distributors, Inc. in an all cash transaction. The purchased assets related to sales and distribution activities by Mark One in the camp sporting goods business. The acquisition was accounted for as a purchase, and accordingly, the net assets and results of operations of Mark One's camping sporting goods business has been included in the Company's consolidated financial statements commencing on October 22, 1999.

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

The following discussion should be read in conjunction with the Company's Form 10-KSB and consolidated financial statements for the fiscal year ended June 30, 1999, the financial statements and related notes for the periods ended March 31, 2000 and 1999 included herein.

REVENUES

For the quarter ended March 31, 2000 revenues rose 83%, from approximately $1.8 million to approximately $3.2 million, and for the nine months ended March 31, 2000 revenues rose 59%, from $4.1 million to $6.6 million. The Company attributes the growth in revenues to increased marketing activities, the expansion of products offered to its existing customer base, an increase in dealer-related revenues, and an overall growth in its customer base. As a result of expanded operations the Company believes future revenues will continue to rise materially from current levels. If the Company continues to expand its revenues, the expansion may change the seasonality of its business, which may further distort a comparison of the operating results on a quarterly basis.

GROSS MARGIN

For the quarter ended March 31, 2000, gross margin decreased from 44% to 37%, and for the nine months ended March 31, 2000, decreased from 38% to 36%. The decreases in the quarter and nine months ended March 31, 2000 were primarily the result of lower product selling prices to dealer-related customers.

OPERATING EXPENSES

Selling, general and administrative ("SG&A") expenses increased by 88% for the quarter ended March 31, 2000 and as a percentage of sales, SG&A expenses increased from 30% to 31%. For the nine months ended March 31, 2000, SG&A expenses increased by 67% and as a percentage of sales increased from 36% to 38%. The Company expenses all advertising and related expenses during the fiscal year in which they are incurred. Management anticipates that as revenue continues to increase that operating expenses, as a percentage of sales, should decrease.

The increase in the amount of SG&A expenses for the quarter ended March 31, 2000 as compared to the same period in 1999, resulted primarily from increases in advertising and personnel-related costs. The Company added additional personnel to manage the increase in revenues, and advertising costs increased as the Company increased its mailings.

The increase in SG&A expenses for the nine month period ended March 31, 2000 as compared to the same period in 1999, resulted from additional personnel-related costs to manage the increased revenue volume, and an increase in advertising.

The Company intends to continue to pursue new business and customers aggressively, which may increase marketing expenses in the short term.

INTEREST EXPENSE

Interest expense increased by 107% for the quarter ended March 31, 2000, and by 73% for the nine months ended March 31, 2000, and remained at 2% as a percentage of sales for both the three and nine month periods ended March 31, 2000 and 1999. The increase was the result of borrowings used to fulfill working capital requirements caused by the increase in revenue.

LIQUIDITY AND SOURCES OF CAPITAL

Cash and cash equivalents totaled approximately $392 thousand at March 31, 2000 compared to approximately $519 thousand at June 30, 1999. Cash used in operations of approximately $1.6 million in the nine months ended March 31, 2000 resulted primarily from the Company's net loss, increases in inventory of approximately $700 thousand, an increase in accounts receivable of approximately $300 thousand, and an increase in prepaid expenses of approximately $451 thousand. For the comparable 1999 period, the cash used in operations of approximately $344 thousand resulted primarily from increases in inventory and accounts receivable.

The Company used approximately $428 thousand in cash in investing activities in the nine month period ending on March 31, 2000. The primary use of cash in investing activities was the acquisition of certain assets of a camp sporting goods related business, the acquisition of a distribution agreement with an Internet related business, the acquisition of a license and distribution agreement with a tennis equipment business, and the purchase of property and equipment.

The Company generated approximately $1.9 million from financing activities for the nine months ending on March 31, 2000. The cash generated from financing activities was approximately $1.2 million of net proceeds from the issuance of Subordinated Convertible Notes with certain stockholders, officers and certain third parties, and approximately $795 thousand in proceeds from the issuance of Common Stock upon the exercise of common stock options and warrants, partially offset by the purchase of additional treasury shares.

Current assets totaled approximately $4.8 million at the end of the third quarter, providing the Company with working capital of approximately $4.2 million.

On September 14, 1999, the Company agreed to terms for a $2,000,000 Revolving Line of Credit with Chase Bank of Texas, N.A. The Revolving Line of Credit allows the Company to borrow funds based upon a certain percentage of accounts receivable and inventory, will mature on October 31, 2001, and includes a provision for letters of credit. Borrowings under the Revolving Line of Credit bear interest at the prevailing Prime Rate plus 1/4% or LIBOR plus 2 1/2%. The note payable to stockholder outstanding at that tine was subordinate to the Revolving Line of Credit and the holder of the note payable to stockholder guarantees the Revolving Line of Credit up to $1,000,000. On March 31, 2000 the Company had no borrowings under the Revolving Line of Credit.

In February 2000, a former executive of the DSSI, which was the predecessor of the Company, exercised common stock warrants for 98,974 shares of Common Stock. The warrants were originally granted to the warrant holder during his tenure as an executive of DSSI. The terms of the warrants were extended at the February 18, 1998 meeting of the Board of Directors of DSSI. Although the extension of the terms of the warrants was not disclosed to the Company's current management, the Company accepted the exercise of the warrants and the Company received funds for the exercise of the warrants in the amount of approximately $500 thousand or $5.05 per share.

In February 2000, the Company agreed to exchange the note payable to stockholder for a subordinated convertible note. In addition, the Company solicited and received additional subscriptions from Company directors and officers including the holder of the existing note payable to stockholder, and certain third parties for approximately $1.3 million in additional subordinated convertible notes. The subordinated convertible notes bore interest at the prevailing Prime Rate plus 2.5%, were non-callable by the Company for a period of two years, and were convertible to Common Stock at $3.30 per share, which was set by a formula equal to 110% of the closing price of the Common Stock on January 17, 2000. The subordinated convertible notes were subordinate to the Company's Revolving Line of Credit with Chase Bank of Texas, N.A. Upon completion of the transaction, the Company repaid existing balance of approximately $1.3 million on the Revolving Line of Credit with its primary lender and used the balance of the proceeds for general working capital and the further expansion of its business. On April 19, 2000, the holders of the Subordinated Convertible Notes converted the entire outstanding balance of approximately $2.3 million in notes to 677,267 shares of Common Stock.

Management believes that the Company will be able to satisfy its short-term and long-term liquidity requirements as a result of the borrowings under the subordinated convertible notes and the Revolving Line of Credit, and from cash generated from operations. The Company may experience periods of higher borrowing under the credit facility due to the seasonal nature of its business cycle. The Company is actively involved in seeking expansion through acquisitions and/or joint ventures, and the success of such efforts may require additional bank debt, equity financing, or private financing.

The Company's principal commitments at March 31, 2000 consisted of obligations under operating leases for its facilities.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

3.10 Copy of Certificate of Amendment to Articles of Incorporation of the Company filed on January 18, 2000. (2)

4.3   Specimen Common Stock Purchase Warrant. (2)

10.18 Copy of Purchase Agreement date as of February 29, 2000 between the Company and the Note Holders, with the form of Subordinated Convertible Note attached as an exhibit. (1)

27.1  Financial Data Schedule

(1) Filed as an exhibit to the Company's Registration Statement on Form SB-2, N0. 33-34294, dated April 7, 2000 (the "Form SB- 2)

(2) Filed as an exhibit to a Pre-Effective Amendment to the Form SB-2, dated May 8, 2000.

REPORTS ON FORM 8-K

    None

                                   SIGNATURES

Pursuant with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLLEGIATE PACIFIC, INC.

By: /s/ MIKE BLUMENFELD                               Dated:  May 15, 2000
        Chief Executive Officer


By: /s/ William R. Estill                             Dated:  May 15, 2000
        Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
27.1           Financial Data Schedule