Form 10KSB
period 2000-06-30
COLLEGIATE PACIFIC INC
filed 2000-09-28
CIK 828747

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-KSB
 (Mark One)
    X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
----------   EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2000

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----------   EXCHANGE ACT  OF 1934

                           COMMISSION FILE NO. 0-17293

                             COLLEGIATE PACIFIC INC.

            DELAWARE                                    22-2795073
 (State or other jurisdiction of            (I.R.S. employer identification no.)
  incorporation or organization)

13950 SENLAC, SUITE 200, DALLAS, TEXAS                    75234
(Address of principal executive offices)                (Zip Code)

                                 (972) 243-8100
                (Issuer's Telephone Number, Including Area Code)
        Securities registered pursuant to Section 12(b) of the Act: NONE
           Securities Registered Pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of Class)
                         COMMON STOCK PURCHASE WARRANTS
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                              ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for the fiscal year ended June 30, 2000 were $10,065,781.

The aggregate market value as of September 25, 2000 of shares of the Common Stock held by non-affiliates was $10,307,983 based upon the bid price of the Issuer's Common Stock as reported by the American Stock Exchange. Solely for the purpose of this calculation, shares held by certain principal shareholders named in Item 11 hereof, as well as shares held by directors and officers of the issuer, have been excluded. Such exclusion should not be deemed a determination or an admission by the issuer that such shareholders or individuals are, in fact, affiliates of the issuer.

On September 25, 2000, there were 4,244,607 shares of the issuer's Common Stock, $0.01 par value, outstanding.

Transitional Small Business Disclosure Format (check one):
Yes     No  X
    ---    ---

                             COLLEGIATE PACIFIC INC.
                                   FORM 10-KSB
                         FISCAL YEAR ENDED JUNE 30, 2000

                                TABLE OF CONTENTS

                                                                                            PAGE
                                                                                            ----
                   PART I

  Item 1           Description of Business                                                   1

  Item 2           Description of Property                                                   3

  Item 3           Legal Proceedings                                                         4

  Item 4           Submission of Matters to a Vote of Security Holders                       4

                   PART II

  Item 5           Market for Common Equity and Related Stockholder Matters                  5

  Item 6           Management's Discussion and Analysis or Plan of Operations                8

  Item 7           Consolidated Financial Statements                                        15

  Item 8           Changes in and Disagreements with Accountants on Accounting and
                   Financial Disclosures                                                    30



                   PART III

  Item 9           Directors, Executive Officers, Promoters and Control Persons;
                   Compliance with Section 16(a) of the Exchange Act                        31

  Item 10          Executive Compensation                                                   33

  Item 11          Security Ownership of Certain Beneficial Owners and Management           34

  Item 12          Certain Relationships and Related Transactions                           36

                   PART IV

  Item 13          Exhibits, List and Reports on Form 8-K                                   37

  Signatures                                                                                39

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

BACKGROUND

The company was originally incorporated in Pennsylvania in 1987. From August 1989 to June 16, 1997, Collegiate Pacific Inc. ("we," "us," "our," or the "Company") was engaged in the business of developing and marketing drug testing products under the name Drug Screening Systems, Inc. On June 16, 1997, we sold substantially all of our assets, changed our name to DSSI, and thereafter had no formal operations.

         On February 17, 1998, our stockholders authorized us to enter into the business of distributing sports equipment. This change in our business was accomplished through the following steps:

         o the Company sold 2,000,000 shares of its common stock, a controlling interest in the Company. The price of the shares was $1.00 per share, which was the average of the bid and ask price of the common stock on August 18, 1997, the date of the Stock Purchase Agreement, or a total price of $2 million. Michael J. Blumenfeld purchased 1,960,000 shares and Adam Blumenfeld purchased 40,000 shares;

         o Michael J. Blumenfeld sold all of the assets, including the corporate name of Collegiate Pacific, Inc. f/k/a Nitro Sports Inc., a Texas corporation, to the Company, at cost. Mr. Blumenfeld formed that company in 1997 to engage in the catalog and mail order distribution of sports equipment; and

         o the Company changed its name to Collegiate Pacific Inc. at that time.

We then entered into exclusive distribution agreements with the following companies:

         o Equipment, Inc., a manufacturer of rollers and component parts for the tennis industry, on February 24, 1998;

         o FunNets, Inc., a manufacturer of plastic frames and nets used as soccer goals and other related purposes, on March 7, 1998;

         o Pro Gym Equipment, Inc., a manufacturer of weight lifting and exercise equipment and other recreational and sporting goods on March 21, 1998; and

         o Edwards Sports Products Limited, a manufacturer of tennis nets and court equipment, on February 7, 2000

         On April 14, 1998, the Company acquired Product Merchandising, Inc., a mail order distribution company that distributes products and equipment for summer camps.

         On May 31, 1998, we merged with Vantage Products International, Inc., a distributor of baseball netting and other related baseball products.

         On December 11, 1998, the Company's stockholders approved the reincorporation of the Company from the Commonwealth of Pennsylvania to the State of Delaware, pursuant to a merger agreement with a newly formed Delaware corporation. The merger and reincorporation as a Delaware corporation was effective on July 21, 1999.

         On October 25, 1999, we acquired certain assets of Mark One Inc., a distributor of camping and sporting goods related equipment as well as numerous items for the recreation, military and municipal markets.

         On February 7, 2000, we obtained licensing and distribution agreements with the Edwards Sports Company, a manufacturer of tennis nets and court equipment.

         On June 8, 2000, the General Services Administration awarded a long-term contract to us for the supply of sports and recreational products to federal and military locations throughout the world.

         On September 7, 2000, we acquired Kesmil Manufacturing, Inc., a manufacturer of a broad line of athletic equipment.

         The Company's executive offices are located at 13950 Senlac Drive, Suite 200, Dallas, Texas 75234, and our telephone number at that location is
(972) 243-8100. The Company's fiscal year ends on June 30th . References herein to "fiscal 1998," "fiscal 1999," "fiscal 2000," and "fiscal 2001" refer to our fiscal years ended June 30, 1998, 1999, 2000 and 2001, respectively.

BUSINESS

         We are in the business of the mail order marketing of sports equipment. We sell our products primarily to institutional customers located throughout the United States. Our principal customers include country clubs, schools, YMCAs, YWCAs and similar recreational organizations, municipal recreation departments, and other governmental agencies. We offer a broad line of sporting equipment, including inflatable balls, nets for various sports, standards and goals for sports, weight lifting equipment, and other recreational products, and we also provide after-sale customer service through toll-free numbers.

         We believe that prompt delivery of a broad range of products at competitive prices, coupled with prompt, accessible customer service, distinguishes the Company from its competitors. We currently market about 3,000 sports and recreational related equipment and products to over 200,000 potential institutional, retail, Internet and sporting good dealer type customers. Since commencing operations, we have sold products to approximately 25,000 customers.

         Our master mailing list currently includes over 200,000 potential customers, and we intend to distribute approximately 750,000 catalogs and fliers to this audience during fiscal 2001. Michael J. Blumenfeld, the Chief Executive Officer of the Company with over 25 years of experience in the industry, supervised the development of this mailing list, and it is carefully maintained, screened, and cross-checked. We subdivided this mailing list into various combinations designed to place catalogs in the hands of the individuals making the purchase decisions. The master mailing list is also subdivided by relevant product types, seasons, and customer profiles. We also use other forms of solicitations such as trade shows, telemarketing, broadcast fax programs, and the Internet.

         Our revenues are not dependent upon any one or a few major customers. Our institutional customers typically receive annual appropriations for sports related equipment, which are generally spent in the period preceding the season in which the sport or athletic activity occurs. While institutions are subject to budget constraints, once allocations have been made, aggregate levels of expenditures are typically not reduced.

         We derive a significant portion of our revenues from the sale of products purchased directly from suppliers in the Far East. Accordingly, we are subject to the risks of this international component that may affect our ability to deliver products in a timely and competitive manner. These risks include:

         o   shipment delays;

         o   fluctuation in exchange rates;

         o   increase in import duties;

         o   changes in customs regulations;

         o   adverse economic conditions in foreign countries; and

         o   political turmoil.

As a result, we attempt to maintain a three to six week supply of critical inventory items in stock. Although the vast majority of products we distribute are purchased in final form, a small percentage of the items require minor fabrication to complete. We have welding machines and an assortment of tools to aid in this fabrication process. The raw materials used in this process are in the form of shipping supplies, nuts and bolts, and other commercially available products. We believe there are multiple suppliers for these products nationwide.

SEASONAL NATURE OF BUSINESS

         We anticipate that our revenues will peak in the third and fourth quarters of each fiscal year due primarily to the budgeting procedures of many of our customers and the seasonal demand for our products. The first and second quarters generally experience lower revenues and higher expenses as a percentage of sales due to lessening customer demand because of decreased sports activities, adverse weather conditions inhibiting customer demand, holiday seasons, and school recesses.

COMPETITION

         We compete principally in the institutional market with local sporting goods dealers and other direct mail companies, who collectively dominate the institutional market. We compete on a number of factors, including price, relationships with customers, name recognition, product availability and quality of service. We believe that we have an advantage on the institutional market over traditional sporting goods retailers because our selling prices do not include comparable price markups attributable to wholesalers, manufacturers, and distributors. In addition, we believe that we have an advantage over other direct mail marketers of sporting goods because we offer superior products, coupled with prompt and accessible service, at the most competitive prices.

EMPLOYEES

         We currently employ 40 people on a full-time basis. In addition, we may hire temporary employees as seasonal increases in demand occur. None of our employees are represented by a union, and we believe our relations with our employees are good.

ITEM 2. DESCRIPTION OF PROPERTY.

         The Company leases its corporate headquarters and a warehouse facility located in Farmers Branch, Texas, with approximately 30,000 square feet. The lease for this facility expires in August 2002. The Company also leases a sales office in Memphis, Tennessee, with approximately 4,000 square feet. The lease for this facility expires in 2005. The Company believes that these facilities will be adequate for its business needs for the foreseeable future. The Company does not own any real property.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock trades on the American Stock Exchange under the symbol "BOO" and its redeemable purchase warrants trade on the American Stock Exchange under the symbol "BOO/WS." Prior to June 7, 2000, the Company's common stock traded on the NASD's Bulletin Board. The redeemable common stock purchase warrants did not trade until May 2000.

         The tables below set forth the high and low sales prices for the common stock and the redeemable common stock purchase warrants during each of the periods indicated, as reported on the American Stock Exchange, and the range of the high and low bid information for the Company's common stock, as reported by the NASD, prior to June 7, 2000. The price quotations on NASD reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

          COMMON STOCK                 2000 SALES PRICES                1999 SALES PRICES
         ---------------             ----------------------           ----------------------

         CALENDAR PERIOD               LOW           HIGH               LOW           HIGH
         ---------------             -------       --------           -------       --------
         July 1 - September 30       $  9.38       $  14.38           $  8.13       $  10.63
         October 1 - December 31        4.38          11.88              8.13          11.25
         January 1 - March 31           3.00          14.75              8.13          12.20
         April 1 - June 30             10.13          14.00              8.75          13.45

            WARRANTS                  2000 SALES PRICES
         ---------------            ----------------------

         CALENDAR PERIOD              LOW           HIGH
         ---------------            -------       --------
         May 26 - June 30           $  1.25       $   3.25

         On January 14, 2000, our shareholders approved an amendment to the Company's Certificate of Incorporation authorizing a one-for-five reverse stock split, which became effective on January 19, 2000. The prices set forth in the foregoing tables have been adjusted to take into account the reverse stock split.

         As of September 27, 2000, there were 358 holders of record of our common stock, and there were 4,244,607 shares of common stock issued and outstanding.

         The Company did not declare or pay any cash dividends on its common stock during fiscal 2000. On May 26, 2000, each record holder of our common stock received a special dividend from the Company of one warrant for each share of common stock owned by the record holder. The Company issued the warrants pursuant to a warrant agreement between the Company and Continental Stock Transfer and Trust Company, Inc.

         Each warrant entitles the holder to purchase from the Company, for cash, one share of common stock at $10.00 per share. The number of shares purchasable upon exercise of each warrant and price per share may be adjusted under certain conditions. Holders may exercise the warrants at any time on or before May 26, 2005, unless extended by the Company. The warrants are callable and cancelable at a cancellation price of $0.10 per share of common stock purchasable upon exercise of the warrants. If the Company calls the warrants for cancellation, holders may exercise the warrants at any time prior to the close of business on the business day preceding the date fixed for cancellation.

         We currently do not anticipate paying any cash or stock dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board of Directors and will be dependent upon then existing conditions, including the Company's financial condition, results of operations, contractual restrictions, capital requirements, business prospects, and such other factors as the Board deems relevant.

RECENT SALES OF UNREGISTERED SECURITIES

         During fiscal 2000, the Company issued unregistered securities in connection with certain transactions, each of which has previously been disclosed by the Company in prior filings on Form 10-QSB, except for the transactions described below. The issuance of all unregistered securities issued by the Company during fiscal 2000 was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof as a transaction not involving a public offering and an appropriate restrictive legend was affixed to the certificates and other securities. In connection with each of the transactions described below, each purchaser was provided access to all relevant information regarding the Company and represented to the Company that the purchaser was an accredited investor purchasing the securities for investment purposes only and with no review toward distribution.

Conversion of Notes Payable

         Under the terms of a Note Purchase Agreement dated February 29, 2000, the Company borrowed a total of $2.235 million from certain officers and directors of the Company, and certain third parties. Approximately $995 thousand of the notes were issued in exchange for an equal amount of subordinated notes held by Michael J. Blumenfeld, the Company's Chairman and Chief Executive Officer. The remaining notes were issued in exchange for approximately $1.2 million in cash.

         On April 19, 2000, the note holders exercised rights under the notes to convert the outstanding balance under the notes into shares of our common stock at a conversion price of $3.30 per share, resulting in the issuance of 677,267 shares of our common stock. The shares were subsequently registered by the Company on Form SB-2 (Reg. No. 333-34294) dated April 7, 2000, as amended on June 22, 2000.

Issuance of Warrants

         The Company issued a total of 40,000 common stock purchase warrants to Mike Farkus and Christopher Haupt in connection with a License Agreement by and between the Company and On-Line Sports, Inc., dated April 24, 1999. The warrants entitle Messrs. Farkus and Haupt to purchase from the Company, for cash, 40,000 shares of common stock at a per share exercise price of $12.50. The exercise price and number of shares issuable upon the exercise of the warrants may be adjusted under certain circumstances. Messrs. Farkus and Haupt may exercise the warrants at any time on or before April 24, 2004. The shares of common stock issuable upon the exercise of the warrants were subsequently registered by the Company on Form SB-2 (Reg. No. 333-34294) dated April 7, 2000, as amended on June 22, 2000.

Exercise of Warrants

         On February 3, 2000, a former DSSI Corporation executive exercised common stock purchase warrants for 98,974 shares of our common stock. These warrants were granted to the warrant holder during his tenure as a DSSI executive. The Company received approximately $500 thousand or $5.05 per share.

Exercise of Options

         During fiscal 2000, employees of the Company and its predecessor exercised option covering 27,000 shares of our common stock. The Company received approximately $43 thousand or $1.54 per share.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

OVERVIEW

         The Company was originally incorporated in Pennsylvania in 1987. From August 1989 to June 16, 1997, the Company developed and marketed drug testing products under the name of Drug Screening Systems, Inc. On June 16, 1997, the Company sold substantially all of its assets, changed its name to DSSI Corporation and thereafter had no formal operations.

         Michael J. Blumenfeld formed Collegiate Pacific Inc. as a Texas corporation, on April 10, 1997. That company was originally named Nitro Sports Inc. and it began business during the latter part of June 1997. Effective February 7, 1998, Collegiate Pacific Inc. entered into a reverse acquisition agreement with DSSI Corporation, which was then a publicly held shell corporation.

         On April 14, 1998, we acquired all of the issued and outstanding common stock of Product Merchandising, Inc. We accounted for this transaction as a purchase, and, accordingly, the results and operations of this entity were included in the Company's results of operations commencing on April 14, 1998. The Company also acquired Vantage Products International, Inc. on May 31, 1998 by issuing common stock for all of the issued outstanding common stock of that entity. We accounted for this acquisition as a pooling of interests and, accordingly, the results of operations of the Company include the results of operations of the pooled entity for the entire fiscal year.

         We solicit customers from a variety of catalogs designed for specific uses, including summer camps, baseball, and general sports and recreation, and we distributed approximately 750,000 catalogs to current and prospective customers during fiscal 2000. After the end of fiscal 1999, the Company entered into a supply agreement with the General Services Administration of the federal government to furnish certain products to government agencies. There were no sales to any federal government agencies in fiscal 1999, and sales to those agencies in fiscal 2000 were immaterial. We also solicit customers through trade shows, road salesmen, broadcast fax programs, telemarketing, and the Internet.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED JUNE 30, 2000 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1999

         Net Sales. Net sales for the twelve months ended June 30, 2000 increased by approximately $3.2 million or 47%, compared to the same period in 1999. The Company attributes the growth in net sales primarily to an increase in catalog sales and dealer-related revenues. We believe that our net sales will continue to rise from current levels in future periods. However, no assurances can be made that any future increases in revenues will be at the same rate. We also believe that seasonality in net sales will continue to be a factor in future periods as net sales during the third and fourth quarters of the Company's fiscal year are typically higher due to the order pattern of our customer base.

         Gross Profit. The Company's gross profit for the twelve months ended June 30, 2000, increased by approximately $1.1 million or 4.6%, compared to the same period in 1999. As a percentage of sales, the gross profit decreased to 35% as compared to 36% for the same period in 1999. The decrease was the result of lower product selling prices to dealer-related customers.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the twelve months ended June 30, 2000, increased by approximately $1.5 million or 67%, compared to the same period in 1999. As a percentage of sales, selling, general and administrative expenses increased to approximately 38% from 34%. The increase in selling, general, and administrative expenses was due primarily to the following:

         o an increase in salaries and personnel related cost of approximately $718 thousand as the Company staffed additional personnel to manage the increase in the sales volume, temporarily hired salesman to target the youth team market, as well as added administrative personnel;

         o an increase in advertising and trade show expenses of approximately $409 thousand due to mailing catalogs to existing and new customers, an increase in fliers and promotional literature and increased participation at industry trade shows;

         o an increase in legal, accounting and bank charges of approximately $78 thousand due to the Company's maintenance of various trademarks and license agreements, the original listing fees for the American Stock Exchange, and costs associated with our new credit facility which we entered into in fiscal 2000;

         o an increase in computer system related expenses of approximately $77 thousand due to the increased sales activity and certain system enhancements;

         o an increase in amortization expense of approximately $58 thousand due to the amortization of certain expenses associated with license agreements entered into by the Company in fiscal 2000 and fiscal 1999; and

         o an increase in office related expense of approximately $27 thousand due to the increased sales activity.

         Operating Profit. Operating profit decreased by approximately $434 thousand for the twelve-month period ended June 30, 2000, compared to the twelve-month period ended June 30, 1999. As a percentage of net sales, the operating profit decreased to approximately a 3% loss compared to a 2% operating profit for the twelve-months ended June 30, 1999. The decrease was attributable to the additional selling, general and administrative expenses incurred during fiscal 2000.

         Interest Expense. Interest expense increased by approximately $43 thousand for the twelve months ended June 30, 2000, compared to the twelve months ended June 30, 1999. As a percentage of sales, interest expense was approximately 2% for the twelve months ended June 30, 2000 and 1999. The increase primarily reflects the borrowing requirements for working capital due to the increase in sales. Approximately $76 thousand in fiscal 2000 and all of the interest incurred in fiscal 1999 relates to interest paid on the note to Mr. Blumenfeld. See "Liquidity and Capital Resources."

         Provision for Income Taxes. The provision for taxes increased by approximately $18 thousand for the twelve months ended June 30, 2000, compared to the twelve months ended June 30, 1999. The increase resulted from the Company's operating profits incurred during fiscal 2000 in certain states.

         Net Loss. The net loss increased by approximately $452 thousand for the twelve months ended June 30, 2000. As a percentage of net sales, the net loss increased approximately 5% for the twelve months ended June 30, 2000 compared to 0.5% for the twelve months ended June 30, 1999. The increase was primarily due to the increase in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES.


         Cash used in operations for the twelve months ended June 30, 2000 was approximately $1.0 million, compared to approximately $190 thousand for the same period in 1999. The increase was due primarily to an increase in inventory and accounts receivable related to the increase in sales volume, and the increase in selling, general and administrative expenses.


         The Company used approximately $442 thousand in cash for investing activities during fiscal 2000. The primary use of cash in investing activities was for the purchase of license agreements, the acquisition of a camp-related business, the purchase of treasury shares, and property and equipment. The Company expects to spend a comparable amount for capital expenditures in fiscal 2000.

         The Company generated approximately $1.7 million in cash from financing activities for the twelve months ended on June 30, 2000. The cash generated from financing activities was approximately $1.2 million of net proceeds from the issuance of notes to certain stockholders, officers and certain third parties, and approximately $542 thousand in proceeds from the issuance of common stock upon the exercise of common stock options and warrants, partially offset by the purchase of additional treasury shares.

         Current assets totaled approximately $4.5 million at the end of fiscal 2000, providing the Company with working capital of approximately $3.8 million.

         On September 14, 1999, the Company agreed to terms for a $2 million Revolving Line of Credit with Chase Bank of Texas, N.A. The Revolving Line of Credit allows the Company to borrow funds based upon a certain percentages of accounts receivable and inventories, will mature on October 31, 2001, and includes a provision for letters of credit. Borrowings under the Revolving Line of Credit bear interest at the prevailing prime rate plus 1/4% or LIBOR plus 2 1/2%. Mr. Michael Blumenfeld guaranteed the Revolving Line of Credit up to $1 million.

         We believe the Company will satisfy its short term and long-term liquidity needs from borrowings under the Revolving Line of Credit and cash flows from operations. We may experience periods of higher borrowing under the credit facility due to the seasonal nature of the Company's business cycle. We are actively seeking expansion through acquisitions and/or joint ventures, and the success of such efforts may require additional bank debt, equity financing, or private financing.

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

Limited Operating History

         We have a limited operating history upon which to base an evaluation of the Company and its prospects.

         Collegiate Pacific only recently entered into the catalog and mail-order distribution of sporting goods, and it incurred losses of approximately $482 thousand and $31 thousand for fiscal 2000 and fiscal 1999, respectively.

         Our prospects must be considered in light of the risk, expenses, and difficulties frequently encountered by start-up companies in the marketing industry. To address these risks, we must, among other things:

         o effectively develop new relationships and maintain existing relationships with our suppliers, advertisers and customers;

         o   provide products at competitive prices;

         o   respond to competitive developments; and

         o   attract, retain, and motivate qualified personnel.

         We cannot assure you that we will succeed in addressing such risks. Our failure to do so could have a material adverse effect on the Company's business, financial condition, or results of operations.

         In addition, our limited operating history makes it difficult or impossible to predict future operating results. We cannot give you any assurance that our revenues will increase or even continue at their current level, or that we will attain profitability or general cash from operations in the future.

Competition

         The sporting goods and related equipment market in which we participate is highly competitive and it is without a significant barrier to entry.

         We compete principally in the institutional market with local sporting goods dealers and other direct mail companies. Most of our direct mail competitors have:

         o   substantially greater financial resources;

         o   a larger customer base; and

         o   greater name recognition within the industry.

In addition, our competitors may have larger technical, sales and marketing resources.

         We compete on a number of factors, including price, relationships with customers, name recognition, product availability, and quality of service. We cannot give you assurance that we will compete successfully against our competitors in the future. If we fail to compete successfully, our business, financial condition, and results of operations will be materially and adversely affected.

Raw Materials

         The general economic conditions in the U.S. or international countries with which we do business could affect pricing of raw materials such as metals and other commodities used by suppliers of our finished goods. We cannot assure you that any price increase incurred by the Company for its products can be passed to its customers without adversely affecting the Company's operating results.

Accounts Receivable

         We monitor the credit worthiness of our customer base on an ongoing basis, and we have not experienced an abnormal increase in losses in our accounts receivable portfolio. We believe that allowances for losses adequately reflect the risk of loss. However, a change in the economic condition or in the make-up of our customer base could have an adverse affect on losses associated with the credit terms that we give to our customers.

Potential Fluctuations in Quarterly Operating Results; Seasonality

         Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. We anticipate that our revenues will peak in the third and fourth quarters of each fiscal year due primarily to the budgeting procedures of many of our customers and the seasonal demand for the products. The first and second quarters generally experience lower revenues and higher expenses as a percentage of sales due to lessening customer demand because of decreased sports activities, adverse weather conditions inhibiting customer demand, holiday seasons, and school recesses. Therefore, we do not believe that quarter-to-quarter comparison of operating results for preceding quarters are necessarily meaningful. You should not rely on the results of one quarter as an indication of our future performance.

Managing Potential Growth

         We experienced a period of significant growth, and our continued expansion my significantly strain our management, financial, and other resources. We believe that improvements in management and operational controls, and operations, financial and management information systems could be needed to manage future growth. We cannot assure you that:

         o these resources will be available or in a cost-effective form to the Company which will allow it to sustain growth at the same levels;

         o our current personnel, systems, procedures, and controls will be adequate to support our future operations;

         o we will identify, hire, train, motivate or manage required personnel; or

         o that we will successfully identify and exploit existing and potential market opportunities.

Our failure to have these resources in sufficient form or quantity during a period of significant growth could have an adverse affect on our operating results.

Future Capital Requirements

         Our cash flow form existing operations may not support an expansion of operations or future acquisitions. We incurred losses of approximately $482 thousand and $31 thousand for fiscal 2000 and fiscal 1999, respectively. We funded our operations primarily from the sale of stock to Michael Blumenfeld and others in February and March of 1998 and with working capital loans from Mr. Blumenfeld In addition, on September 14, 1999, we obtained a $2 million revolving line of credit from

Chase Bank of Texas, N.A. Notes. On February 29, 2000, we received approximately $1.2 million in cash from the sale of the convertible notes. We may need to seek additional third-party financing to raise additional capital needed to support any future growth.

         We cannot give you any assurance that such additional funding will be available on acceptable terms, if at all. If we cannot obtain adequate funds from third parties we may have to forego strategic decisions or delay, scale back, or eliminate certain aspects of our operations. This could have a material adverse effect on our business, financial condition, and results of operations.

Dependence on Key Personnel

         Our performance is substantially dependent on the skills, experience, and performances of our Chief Executive Officer, Michael J. Blumenfeld, as well as our ability to retain and motivate other officers and key employees, certain of whom would be difficult to replace. The Company does not have an employment agreement with Mr. Blumenfeld.

         The loss of services of certain of these executives and personnel could have a material adverse effect on the Company. We cannot assure you that the services of our personnel will continue to be available to us. In addition, we believe that our success in attracting and retaining additional qualified employees, and our failure to recruit such skilled personnel as needed, could have a material adverse effect on the Company.

Risks Related to international Suppliers

         A significant amount of our revenues depends upon products purchased from foreign suppliers, located primarily in the Far East. In addition, we believe that many of the products we purchase from our domestic suppliers are manufactured overseas.

         Accordingly, we are subject to the risk of this international component, including:

         o   shipment delays;

         o   fluctuation in exchange rates;

         o   increases in import duties;

         o   changes in customs regulations;

         o   adverse economic conditions in foreign countries; and

         o   political turmoil.

         The occurrences of any one or more of the foregoing could materially and adversely affect our business, financial condition, and result of operations.

Reliance on Third Party Carriers

         Our operations depend upon third party carriers to deliver our catalogs and products to our customers. We ship our products using common carriers, primarily UPS. The operations of such carriers are outside the Company's control. Accordingly, our business reputation and operations are subject to many risks, including:

         o   shipment delays caused by such carriers;

         o   labor strikes by the employees of such carriers;

         o   increases in delivery cost, postage rate increase; and

         o   other adverse economic conditions.

         The occurrence of any one or more of the foregoing could adversely affect our business, financial condition, and results of operations due to any inability to make timely shipment to our customers or by utilizing other more costly carriers or means of shipping.

Control by Major Stockholder

         Michael J. Blumenfeld, Chairman and Chief Executive Officer of Collegiate Pacific, currently owns 2,152,907 shares or 50.4% of our common stock, and holds options and warrants convertible into 2,158,607 shares of the Company's outstanding common stock. As a result, Mr. Blumenfeld has the power to initiate or block corporate actions such as an amendment to the Company's Certificate of Incorporation, the consummation of any merger, or the sale of or substantially all of the assets of the Company. In addition, Mr. Blumenfeld may control the election of directors and any other action requiring stockholder approval.

Volatility of Stock Price

         The price of our common stock is determined in the marketplace and may be influenced by many factors, including:

         o   the depth and liquidity of the market for our common stock;

         o investor perception of the Company and the industry within which it competes;

         o   quarterly variations in operating results; and

         o   general economic and market conditions.

         Historically, the weekly trading volume of our common stock has been relatively small. Any material increase in public float could have a significant impact on the price of the common stock. In addition, the stock market has occasionally experienced extreme price and volume fluctuations that often affected market prices for smaller companies. These extreme price and volume fluctuations often are unrelated or disproportionate to the operating performance of the affected companies. Accordingly, the price of our common stock could be affected by such fluctuations.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                            PAGE
                                                                                                            ----
         Index to Consolidated Financial Statements....................................................      15
         Report of Independent Certified Public Accountants............................................      16
         Consolidated Balance Sheets as of June 30, 2000 and 1999......................................      17
         Consolidated Statements of Operations for the year ended June 30, 2000
         and 1999 .....................................................................................      18
         Consolidated Statements of Stockholders' Equity for the year ended
         June 30, 2000 and 1999........................................................................      19
         Consolidated Statements of Cash Flows for the year ended June 30, 2000
         and 1999......................................................................................      20
         Notes to Consolidated Financial Statements....................................................      21

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Stockholders and Board of Directors
Collegiate Pacific Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Collegiate Pacific Inc. and Subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Collegiate Pacific Inc. and Subsidiaries as of June 30, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




/s/ Grant Thornton LLP

Dallas, Texas
August 25, 2000

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2000 AND 1999

                                     ASSETS
                                                                         2000           1999
                                                                      -----------    -----------
Current Assets:
     Cash and Cash Equivalents                                        $   768,076    $   518,844
     Accounts Receivable, less allowance for doubtful accounts
      of $51,751 in 2000 and $38,806 in 1999                            1,384,185      1,142,708
     Inventory                                                          2,323,845      1,843,820
     Prepaid Expenses and other Current Assets                             39,014         23,581
                                                                      -----------    -----------
             Total Current Assets                                       4,515,120      3,528,953
Property and Equipment, net of accumulated depreciation
  of $135,217 in 2000 and $98,785 in 1999                                 149,731        150,585
Other Assets:
     License Agreements, net of accumulated amortization of
        $142,369 in 2000 and $50,030 in 1999                              468,049        253,586
     Cost in Excess of Net Tangible Assets Acquired, net of
       Accumulated amortization of $78,105 in 2000 and
        $42,373 in 1999                                                   588,185        509,373
     Other Assets, net                                                     54,955         54,409
                                                                      -----------    -----------

                                                                      $ 5,776,040    $ 4,496,906
                                                                      ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                         2000            1999
                                                                      -----------    -----------
Current Liabilities:
     Accounts Payable                                                 $   509,614    $   537,056
     Accrued Expenses                                                     142,822         51,181
     Other Current Liabilities                                             34,048         86,826
                                                                      -----------    -----------
             Total Current Liabilities                                    686,484        675,063

Note Payable to Stockholder                                                    --        980,720
                                                                      -----------    -----------

             Total Liabilities                                            686,484      1,655,783
                                                                      -----------    -----------

Commitments and Contingencies                                                  --             --

Stockholders' Equity:
     Common Stock, $.01 par value; authorized 20,000,000 shares,
     issued and outstanding: 4,244,607 in 2000 and 3,440,666 in 1999       42,446         34,404
     Additional Paid-in Capital                                         6,460,453      3,506,568
     Accumulated Deficit                                               (1,142,900)      (660,462)
     Treasury Shares, at Cost; 20,860 shares in 2000 and
         900 shares in 1999                                              (255,443)       (10,982)
                                                                      -----------    -----------
                                                                        5,104,556      2,869,528

     Less: Notes Receivable from Stockholders                             (15,000)       (28,405)
                                                                      -----------    -----------

             Total Stockholders' Equity                                 5,089,556      2,841,123
                                                                      -----------    -----------

                                                                      $ 5,776,040    $ 4,496,906
                                                                      ===========    ===========

       The accompanying notes are an integral part of these consolidated financial statements.

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   FOR THE YEARS ENDED JUNE 30, 2000 AND 1999



                                                                  2000            1999
                                                              ------------    ------------
Sales                                                         $ 10,065,781    $  6,813,333
Cost of Sales                                                    6,498,002       4,367,382
                                                              ------------    ------------

             Gross Profit                                        3,567,779       2,445,951

Selling, General and Administrative Expenses                     3,851,661       2,343,434
                                                              ------------    ------------

             Operating Profit (Loss)                              (283,882)        102,517
                                                              ------------    ------------

Other Income (Expense):
     Interest Expense                                             (153,874)       (110,534)
     Interest Income                                                 7,066          11,373
                                                              ------------    ------------

             Total Other Income (Expense)                         (146,808)        (99,161)
                                                              ------------    ------------

Income (Loss)  Before Provision for Taxes                         (430,690)          3,356

Provision for Taxes                                                 51,748          33,890
                                                              ------------    ------------

             Net Loss                                         $   (482,438)   $    (30,534)
                                                              ============    ============


Weighted average shares of common stock outstanding              3,641,109       3,409,257
                                                              ============    ============

Net loss per share of common stock (basic and diluted)        $      (0.13)   $      (0.01)
                                                              ============    ============

       The accompanying notes are an integral part of these consolidated financial statements.

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                   FOR THE YEARS ENDED JUNE 30, 2000 AND 1999

                            COMMON STOCK                                           TREASURY SHARES
                       ---------------------                                     --------------------       NOTES
                                               ADDITIONAL                                                 RECEIVABLE
                                                 PAID-IN         RETAINED                                    FROM
                         SHARES      AMOUNT      CAPITAL     EARNINGS/(DEFICIT)   SHARES     AMOUNT      STOCKHOLDERS     TOTAL
                       ----------   --------   -----------   ------------------  --------  ----------    ------------  -----------
Balance at July 1,
1998                    3,403,366   $ 34,034   $ 3,456,938     $  (629,928)      $     --          --    $    (31,620) $ 2,829,424

Issuance of stock
for cash                   37,000        370        49,630              --             --          --             --        50,000

Purchase of stock
for cash                       --         --            --              --            900     (10,982)            --       (10,982)

Repayment of notes
receivable from
stockholders                   --         --            --              --             --          --          3,215         3,215

Net Loss                       --         --            --         (30,534)            --          --             --       (30,534)
                       ----------   --------   -----------     -----------       --------  ----------    -----------   -----------
Balance  at June 30,
1999                    3,440,366     34,404     3,506,568        (660,462)           900     (10,982)       (28,405)    2,841,123

Issuance of stock
for cash                  136,974      1,270       541,674              --             --          --             --       542,944

Purchase of stock
for cash shares                --         --            --              --         19,960    (244,461)            --      (244,461)

Conversion of debt
to stock                  677,267      6,772     2,160,211              --             --          --             --     2,166,983

Repayment of notes
receivable from
stockholders                   --         --            --              --             --          --         13,405        13,405

Issuance of
warrants for
license agreements             --         --       252,000              --             --          --             --       252,000

Net Loss                       --         --            --        (482,438)            --          --             --      (482,438)
                       ----------   --------   -----------     -----------       --------  ----------    -----------   -----------
Balance  at June
30, 2000                4,254,607   $ 42,446   $ 6,460,453     $(1,142,900)        20,860  $ (255,443)   $   (15,000)  $ 5,089,556
                       ==========   ========   ===========     ===========       ========  ==========    ===========   ===========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    FOR THE YEAR ENDED JUNE 30, 2000 AND 1999

                                                                                        2000            1999
                                                                                     -----------    -----------
Cash flows from operating activities:
     Net loss                                                                        $  (482,438)   $   (30,534)
     Adjustments to reconcile net loss to net cash
       Used by operating activities:
        Depreciation                                                                      42,478         32,367
        Amortization                                                                     131,283         75,618
        Change in assets and liabilities, net of effects of business acquisitions:
            Accounts Receivable                                                         (241,477)      (456,734)
            Inventory                                                                   (480,025)       305,200
            Prepaid Expenses and Other Current Assets                                    (15,433)        16,483
            Other Assets, net                                                             (3,758)        (3,070)
            Accounts Payable                                                             (27,442)       (15,562)
            Accrued Expenses                                                              91,641       (140,885)
            Other Liabilities                                                            (52,778)        27,461
                                                                                     -----------    -----------

             Net cash used in operating activities                                    (1,037,949)      (189,656)
                                                                                     -----------    -----------

Cash flows from investing activities:
     Purchase of Property and Equipment                                                  (41,624)       (62,326)
     Cash paid for Licenses                                                              (54,802)       (11,950)
     Cash paid for Treasury Shares                                                      (244,461)       (10,982)
     Cash received from Notes Receivable from Stockholders                                13,405          3,215
     Cash used in business acquisition net of cash acquired                             (114,543)            --
                                                                                     -----------    -----------

             Net cash (used in) investing activities                                    (442,025)       (82,043)
                                                                                     -----------    -----------

Cash flow from financing activities
     Proceeds from convertible debt                                                    1,186,262        226,049
     Proceeds from issuance of Common Stock                                              542,944         50,000
                                                                                     -----------    -----------

             Net cash provided by financing activities                                 1,729,206        276,049
                                 Increase in cash                                        249,232          4,350

Cash and cash equivalents at beginning of year                                           518,844        514,494
                                                                                     -----------    -----------

Cash and cash equivalents at end of year                                             $   768,076    $   518,844
                                                                                     ===========    ===========

Noncash investing activities:

      Conversion of debt into Common Stock                                           $ 2,166,983    $        --
                                                                                     ===========    ===========

      Warrants issued for license agreements                                         $   252,000    $        --
                                                                                     ===========    ===========

Cash Payments for:
     Income taxes                                                                    $    22,580    $    26,020
                                                                                     ===========    ===========
     Interest                                                                        $   153,874    $   255,699
                                                                                     ===========    ===========

       The accompanying notes are an integral part of these consolidated financial statements.

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2000 AND 1999

(1)      GENERAL AND BACKGROUND

         Collegiate Pacific Inc. ("CPI") was incorporated on April 10, 1997 and began business in June 1997. The Company is a Delaware corporation and is primarily engaged in the mail order marketing of professional sports equipment to schools, colleges and other organizations throughout the United States.

         Effective February 17, 1998 CPI entered into a reverse acquisition agreement with DSSI, Inc. ("DSSI"), a publicly held corporation which had no active operations at the time. DSSI issued 2,000,000 (approximately 62.5%) shares of DSSI's voting common stock in exchange for all of the outstanding shares of CPI (a tax free reorganization). The public entity then changed its name to Collegiate Pacific, Inc. For accounting purposes, the transaction was treated as a recapitalization of CPI, with CPI as the acquirer (a reverse acquisition).

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         CONSOLIDATION

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

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2000 AND 1999

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

         COST IN EXCESS OF NET TANGIBLE ASSETS ACQUIRED

         Cost in excess of net tangible assets acquired is the difference between the purchase price paid and liabilities assumed over the estimated fair market value of assets acquired. Cost in excess of net tangible assets acquired in connection with acquisitions is amortized using the straight-line method over 15 years. Amortization expense relating to cost in excess of net tangible assets amounted to approximately $36 thousand and approximately $37 thousand for the years ended June 30, 2000 and 1999. On an on-going basis management reviews recoverability, the valuation and amortization of cost in excess of net tangible assets. As a part of this review, the Company considers the undiscounted projected future net cash flows in evaluating the recoverability of cost in excess of net tangible assets. If the undiscounted future net cash flows were less than the stated value, cost in excess of net tangible assets would be written down to fair value.

         LICENSE AGREEMENTS

         License agreements represent amounts paid to acquire exclusive distribution rights for specific products and are amortized over their estimated useful life ranging from 3 to 15 years. Amortization expense relating to license agreements was approximately $92 thousand and $38 thousand for the years ended June 30, 2000 and 1999, respectively.

         STOCK BASED COMPENSATION

         The Company measures compensation cost for its stock based compensation plans under the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". The excess, if any, of the fair value of the stock on the date of grant over the amount to be paid for the stock is accrued over the related vesting period. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") requires companies electing to continue to use APB 25 to account for stock-based compensation to make pro forma disclosures of net income and earnings per share as if SFAS 123 had been applied. See Note 9.

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2000 AND 1999


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

         ADVERTISING

         The Company expenses the cost of advertising as incurred or when such advertising initially takes place. No advertising costs were capitalized at June 30, 2000 or 1999. Advertising expense approximated $856 thousand and $489 thousand for the years ended June 30, 2000 and 1999, respectively.

         LOSS PER SHARE

         Loss per common share was computed by dividing the net loss by the weighted average number of shares of common stock outstanding. The effect of outstanding options on the computation of net loss per share would be anti-dilutive and therefore is not included in the computation of weighted average shares.

(3)      BUSINESS ACQUISITIONS

         On October 22, 1999, the Company acquired certain assets of Mark One Distributors, Inc. for approximately $115 thousand in an all cash transaction. The purchased assets related to sales and distribution activities by Mark One in the camp sporting goods business. The acquisition was accounted for as a purchase, and accordingly, the net assets and results of operations of Mark One's camping related business have been included in the Company's consolidated financial statements commencing on October 22, 1999.

(4)      EQUITY

         On January 14, 2000, the stockholders of the Company approved a one for five reverse stock split of the Company's $.01 par value common stock (the "Common Stock"). As a result of the reverse stock split additional paid in capital was increased by approximately $139 thousand and Common Stock has been reduced by the same amount. All references in the accompanying financial statements to the number of shares of Common Stock and the per share amounts have been restated to reflect the reverse stock split.

         In February 2000, a former executive of the DSSI Corporation ("DSSI"), which was the predecessor of the Company, exercised common stock warrants for 98,974 shares of Common

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2000 AND 1999

         Stock. The warrants were originally granted to the warrant holder during his tenure as an executive of DSSI. The terms of the warrants were extended at the February 18, 1998 meeting of the Board of Directors of DSSI. The Company received funds for the exercise of the warrants for approximately $500 thousand or $5.05 per share.

         In February 2000, the Company agreed to exchange the note payable to stockholder for a subordinated convertible note. In addition, the Company solicited and received additional subscriptions from Company directors and officers including the holder of the existing note payable to stockholder, and third party investors for approximately $1.3 million in subordinated convertible notes. The subordinated convertible notes bore interest at the prevailing Prime Rate plus 2.5%, were non-callable by the Company for a period of two years, and were convertible to Common Stock at $3.30 per share. The subordinated convertible notes were subordinate to the Company's Revolving Line of Credit with Chase Bank of Texas, N.A. and were uncollateralized. Interest paid on these notes and the note payable to stockholder during the period was approximately $120 thousand. On April 19, 2000, the holders of the subordinated convertible notes converted the entire outstanding balance of approximately $2.3 million to 677,267 shares of Common Stock.

(5)      PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                           2000          1999
                                                         ---------     ---------
         Fixtures and equipment                          $ 277,533     $ 230,255
         Other                                               7,415        19,115
                                                         ---------     ---------

                 Total property and equipment              284,948       249,370
         Less accumulated depreciation                    (135,217)      (98,785)
                                                         ---------     ---------

                 Property and equipment, net             $ 149,731     $ 150,585
                                                         =========     =========

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2000 AND 1999

(6)      LINE OF CREDIT

         On September 14, 1999, the Company agreed to terms for a $2 million Revolving Line of Credit with Chase Bank of Texas, N.A. The new Revolving Line of Credit will allow the Company to borrow funds based upon a certain percentage of accounts receivable and inventory. The new Revolving Line of Credit will mature on October 31, 2001 and include a provision for letters of credit. Borrowings under the Revolving Line of Credit will bear interest at the prevailing prime rate plus 1/4% or LIBOR plus 2 1/2%. The Company had no outstanding balances at June 30, 2000 under the terms of this facility and the Chief Executive Officer guaranteed the Revolving Line of Credit up to $1 million.

(7)      FEDERAL INCOME TAXES


         CPI and its subsidiaries file separate income tax returns. Deferred tax assets and liabilities consist of the following:

                                                                                  June 30,
                                                                          -----------------------
                                                                            2000          1999
                                                                          ---------     ---------
                 Deferred tax assets
                   Net operating loss carryforward                        $ 702,048     $ 714,000
                   Other                                                     16,604         5,018
                                                                          ---------     ---------
                 Total deferred tax assets                                  718,652       719,018
                 Valuation allowance                                       (718,652)     (719,018)
                                                                          ---------     ---------
                 Net deferred tax assets                                  $      --     $      --
                                                                          =========     =========

         The Company has provided a valuation allowance against deferred tax assets because their recovery is uncertain. Following is a reconciliation of income taxes at the federal statutory rate to income tax expense:

                                                                                 June 30,
                                                                          ---------------------
                                                                            2000         1999
                                                                          ---------    --------
               Tax benefit at statutory rate                              $ 146,425    $  1,114
               Loss for which benefits were not used                       (146,425)     (1,114)
               Taxes attributable to filing on
                a separate return basis                                          --      23,896
               State income taxes                                            51,748       9,994
                                                                          ---------    --------
               Income tax expense                                         $  51,748    $ 33,890
                                                                          =========    ========

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2000 AND 1999

         At June 30, 2000, the Company had net operating loss carryovers of approximately $2 million, of which approximately $800 thousand were carryforwards of DSSI. Because of the ownership change rules, use of the DSSI carryforwards are limited to approximately $80 thousand per year. The carryovers of CPI and its subsidiaries expire from 2013 through 2020. The DSSI carryovers expire through 2011.

(8)      RELATED PARTY TRANSACTIONS

         During the period the Company purchased certain inventory items from Kesmil Manufacturing, a manufacturing supplier which is also owned by the majority stockholder of the Company. Purchases from the manufacturing supplier were approximately $1.0 million for the period ended on June 30, 2000 and the Company had approximately $10 thousand in outstanding payables to the supplier at the end of the period.

(9)      STOCK OPTIONS AND WARRANTS

         On September 22, 1994, DSSI established a non-qualified stock option plan, which provides for the granting of non-qualifying stock options to purchase up to 100,000 shares of common stock at the fair market value at the date of grant. There were 5,000 and 33,000 options outstanding at June 30, 2000 and 1999, respectively. Approximately 27,000 shares and 37,000 shares were exercised in the year ended June 30, 2000 and 1999, respectively, and no additional shares were granted or canceled under the terms of this plan during the year ended June 30, 2000.

         On December 11, 1998, the Company's stockholders approved a new stock option plan, ("1998 Collegiate Pacific Inc. Stock Option Plan"). The new plan authorizes the Company's Board of Directors to grant employees, directors and consultants of the Company up to an aggregate of 2,000,000 shares of the Company's common stock, $0.01 par value per share. Pursuant to the approval of the stock option plan by the Company's stockholders, the Company's Board of Directors on February 24, 1999 granted 41,500 shares to employees and non-employee directors of the Company at the closing price of the Company's common stock, which was $9.38. These options vested at date of grant. Approximately 1,000 shares were exercised in the year ended June 30, 2000 and no additional shares were granted or canceled under the terms of this plan during the year ended June 30, 2000.

         A summary of employee and director option and warrant activity for the years ended June 30, 2000 and 1999 follows:

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2000 AND 1999




                                                                                                  WEIGHTED
                                                                                                   AVERAGE
                                                                                                  EXERCISE
                                                                    Warrants       Options         PRICE
                                                                    --------      ---------       --------
         Outstanding and exercisable at June 30, 1998                 98,974         69,000       $   3.49

                 Options and warrants granted                             --         41,500           9.38

                 Options and warrants exercised                           --        (37,000)          1.25
                                                                    --------      ---------       --------

         Outstanding and exercisable at June 30, 1999                 98,974         73,500           5.36

                 Options and warrants exercised                      (98,974)       (28,000)          4.28
                                                                    --------      ---------       --------

         Outstanding and exercisable at June 30, 2000                     --         45,500       $   9.89
                                                                    ========      =========       ========

         The weighted average fair value of options granted in fiscal 1999 was $6.15 per share.

         The Company has adopted the disclosure provisions of Statement No. 123, as discussed in Note 2, and continues to apply Opinion 25 for stock options granted to employees. If the Company had recognized compensation expense based upon the fair market at the date of grant for options granted to employees, the effect on net loss and loss per share for the years ended June 30, 2000 and 1999 would have been as follows:


                                                                                 June 30,
                                                                          ---------------------
                                                                            2000         1999
                                                                          ---------    --------
              Net Loss
                As reported                                               $(482,438)   $ (30,534)
                Pro forma                                                  (482,438)    (285,000)
              Loss per share
                As reported                                               $   (0.13)   $   (0.01)
                Pro forma                                                     (0.13)       (0.08)


         The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected volatility of 140%; risk free interest rate of 5.50%; no dividend yield; and expected lives of seven years.

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2000 AND 1999


         The following table summarizes additional information about stock options at June 30,2000:

                                             OUTSTANDING AND EXERCISABLE
                                             ---------------------------
                                                        WEIGHTED
                                                        AVERAGE
                                                       REMAINING        WEIGHTED
                                                      CONTRACTUAL       AVERAGE
                                                         LIFE           EXERCISE
                  EXERCISE PRICE         SHARES        (IN YEARS)        PRICE
                  --------------       ----------    -------------     ----------
                      $ 1.25              5,000           2.0            $ 1.25
                        9.38             40,500           8.7              9.38
                                        -------                          ------
                                         45,500                          $ 8.48
                                        =======                          ======

         In January 2000, the Company declared a special warrant dividend to the holders of record on May 26, 2000, of the Company's Common Stock. One warrant was issued for each share of Common Stock held and will entitle the warrant holder to purchase, for cash, one share of Common Stock at $10 per share. The warrant holders may exercise the warrant any time on or before May 26, 2005. The warrants are callable and cancelable at a cancellation price of $.10 per warrant. If the Company calls the warrants for cancellation, holders may exercise the warrants at any time prior to the close of business on the business day preceding the date fixed for cancellation.

         The Company also has outstanding at June 30, 2000, warrants to purchase 40,000 shares of Common Stock at $12.50 per share. These warrants, which were valued at $252 thousand were issued in payment for a license and expire in April 2004.

(10)     LEASES

         The Company leases office and warehouse facilities located in Dallas, Texas and Memphis, Tennessee under the terms of operating leases which expire at various dates through 2005. Rent expense approximated $129 thousand for the year ended June 30, 2000, and $107 thousand for the year ended June 30, 1999.

         Future minimum lease commitments on all operating leases with terms in excess of one year are as follows:

                         2001                     $ 145,632
                         2002                       145,632
                         2003                        47,382
                         2004                        16,632
                         2005                        12,474
                                                  ---------

                                                  $ 367,752
                                                  =========

(11)     SUBSEQUENT EVENTS (UNAUDITED)

         On September 7, 2000 the Company acquired all of the common stock of Kesmil Manufacturing, Inc., ("Kesmil") a manufacturing company owned by the majority stockholder and Chief

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2000 AND 1999


         Executive Officer, for the assumption of approximately $581 thousand in notes payable to the stockholder. The Company is the sole customer of Kesmil and the acquisition will be accounted for similarly to a pooling of interest. (See Note 8).

         Following is an unaudited pro forma balance sheet giving effect to the acquisition of Kesmil as though it had taken place on June 30, 2000:


         Current assets             $ 4,706,000     Current liabilities       $ 1,600,000
         Noncurrent assets            1,445,000     Stockholders' equity        4,551,000
                                    -----------                               -----------
                                    $ 6,151,000                               $ 6,151,000
                                    ===========                               ===========


         Unaudited pro forma revenue and net loss assuming the acquisition of Kesmil had taken place as of the beginning of fiscal 1999, are as follows:

                                                  Year Ended June 30,
                                                  -------------------

                                                2000               1999
                                            ------------       -----------
         Revenues                           $ 10,066,000       $ 6,813,000
         Net loss                               (833,000)         (169,000)
         Loss per share                            (0.23)            (0.05)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

As of September 25, 2000, the directors and executive officers of the Company were:


                NAME                          AGE    POSITIONS
                ----                          ---    ---------
       Michael J. Blumenfeld..............    54     Chairman of the Board, President, and Chief
                                                     Executive Officer
       Adam Blumenfeld....................    30     President and Director
       Arthur J. Coerver..................    57     Chief Operating Officer and Director
       Harvey Rothenberg..................    58     Vice President Marketing and Director
       William R. Estill..................    51     Chief Financial Officer, Secretary and Treasurer
       Chadd H. Edlein....................    29     Vice President Corporate Development
       Jeff Davidowitz....................    43     Director
       Robert W. Philip...................    64     Director
       William A. Watkins, Jr.............    57     Director

         Michael J. Blumenfeld has served as Chairman of the Board and Chief Executive Officer of the Company since February 1998, and he served as President of the Company from February 1998 to January 2000. From July 1997 until February 1998, Mr. Blumenfeld served as President and Chief Executive Officer of Collegiate Pacific, Inc., a Texas corporation that sold all of its assets to the Company in February 1998. From 1992 until November 1996, Mr. Blumenfeld served as Chairman of the Board and Chief Executive Officer of Sport Supply Group, Inc., a New York Stock Exchange company engaged in the direct mail marketing of sports related equipment. Mr. Blumenfeld is Adam Blumenfeld's father. Mr. Blumenfeld's term as a director expires at the next annual meeting of stockholders or on the date his successor is duly elected and qualified. Mr. Blumenfeld will stand for reelection at the next annual meeting of stockholders.

         Adam Blumenfeld joined the Company in January 2000 as President and a director. From January 1998 through 1999, Mr. Blumenfeld was Vice President of Sales and Marketing of Sport Supply Group, Inc., a New York Stock Exchange company engaged in the direct mail marketing of sports related equipment. Mr. Blumenfeld's other positions with Sport Supply Group included Vice President of Youth Sales from January 1995 to January 1998, and Director of Youth Sales from August 1993 to December 1994. Mr. Blumenfeld is Michael Blumenfeld's son. Mr. Blumenfeld's term as a director expires at the next annual meeting of stockholders or on the date his successor is duly elected and qualified. Mr. Blumenfeld will stand for reelection at the next annual meeting of stockholders.

         Arthur J. Coerver joined the Company in February 1998 as Chief Operating Officer and a director. From 1991 through 1997, Mr. Coerver was Vice President, Sales and Marketing, of Sport Supply Group, Inc., a New York Stock Exchange company engaged in the direct mail marketing of sports related equipment. Mr. Coerver's term as a director expires at the next annual meeting of stockholders or on the date his successor is duly elected and qualified. Mr. Coerver will stand for reelection at the next annual meeting of stockholders.

         Harvey Rothenberg joined the Company in February 1998 as Vice President of Marketing and Secretary, and has served on the Board of Directors since December 1998. In August 1999, Mr. Rothenberg resigned as Secretary. From 1977 to 1998 Mr. Rothenberg served as Vice President of Sales for Sport Supply Group, Inc., a New York Stock Exchange company engaged in the direct mail marketing of sports related equipment. Mr. Rothenberg's term as a director expires at the next annual meeting of stockholders or on the date his successor is duly elected and qualified. Mr. Rothenberg will stand for reelection at the next annual meeting of stockholders.

         William R. Estill joined the Company in July 1999 as Chief Financial Officer and Treasurer, and has been Secretary since August 1999. From December 1997 until February 1999, Mr. Estill served as Vice President of Finance for FWT, Inc., a manufacturer of telecommunication structures. From May 1996 to November 1997, Mr. Estill served as Chief Financial Officer of Bearcom, Inc. From April 1985 to May 1996, Mr. Estill served as Vice President, Chief Financial Officer, Secretary and Treasurer for Sport Supply Group, Inc., a New York Stock Exchange company. Mr. Estill was also a member of the Board of Directors during his tenure with Sport Supply Group, Inc. Mr. Estill holds a Bachelor of Business Administration degree in Accounting from the University of Texas at Arlington and passed the CPA exam in 1983.

         Chadd H. Edlein joined the Company in July 1997. From 1994 to 1997 Mr. Edlein served as Marketing Manager for Sport Supply Group, Inc., a New York Stock Exchange company engaged in the direct mail marketing of sports related equipment.

         Jeff Davidowitz has served as a director of the Company since June 1994. Mr. Davidowitz also serves as President of Penn Footwear, a private investment company, since January 1, 1991. Prior to that, Mr. Davidowitz was Vice President of Penn Footwear. Mr. Davidowitz's term as a director expires at the next annual meeting of stockholders or on the date his successor is duly elected and qualified. Mr. Davidowitz will stand for reelection at the next annual meeting of stockholders.

         Robert W. Philip has served as a director of the Company since February 1998. Mr. Philip served as Executive in Residence and Lecturer in the Department of Accounting of the College of Business Administration at the University of North Texas in Denton, Texas from September 1989 until May 1994. Prior to that time, Mr. Philip served as an audit partner with Arthur Andersen, S.C. for approximately 18 years. Mr. Philip is currently retired from the University of North Texas and Arthur Andersen, S.C. Mr. Philip will not stand for reelection at the next annual meeting of shareholders.

         William A. Watkins, Jr. has served as a director since February 1998. Mr. Watkins has been a partner of Watkins, Watkins and Keenan, a certified public accounting firm, since December 1971. Mr. Watkins' term as a director expires at the next annual meeting of stockholders or on the date his successor is duly elected and qualified. Mr. Watkins will stand for reelection at the next annual meeting of stockholders.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Based solely on a review of Forms 3, 4 and 5 furnished to the Company under Rule 16a-3(e) promulgated under the Exchange Act with respect to fiscal 2000, the Company is aware that Mr. Adam Blumenfeld, a director and the President of the Company and Mr. Chadd Edlein, a Vice President of the Company, did not timely file a Form 3 upon joining the Company. Further, Messrs. Davidowitz, Rothenberg, Philip, Watkins and Coerver did not timely file a Form 5 reporting the conversion of notes payable to each of them into shares of the company's common stock during fiscal 2000. See Item 12 below.

ITEM 10. EXECUTIVE COMPENSATION.

         The following Summary Compensation Table sets forth summary information as to compensation received by our Chief Executive Officer and each of the three other most highly compensated persons who were serving as executive officers as of June 30, 2000 (collectively, the "Named Executive Officers"), for services rendered to our Company in all capacities during the three fiscal years ended June 30, 2000.

                                        SUMMARY COMPENSATION TABLE

                                                 ANNUAL                          LONG-TERM
                                              COMPENSATION                     COMPENSATION
                                              ------------                     ------------
                                                                                         SECURITIES
                                                                          RESTRICTED       UNDER-
                                                                             STOCK         LYING
    NAME AND PRINCIPAL                                SALARY               AWARD(S)       OPTIONS
         POSITION                      YEAR              $                     $             #
-------------------------             ------     ----------------      ----------------  ----------
Michael J. Blumenfeld                  2000            96,517                 --              --
 Chairman and Chief                    1999            78,000                 --              --
 Executive Officer                     1998            78,000               93,750        10,000

Arthur J.  Coerver                     2000           108,233                 --              --
 Chief Operating Officer               1999           108,000               46,875         5,000
 and Director(A)                       1998           112,500                 --              --

Harvey  Rothenberg                     2000            94,400                 --              --
 Vice President Marketing              1999            94,000               28,125         3,000
 and Director(B)                       1998            31,333                 --              --

William R. Estill                      2000            99,426                 --              --
 Chief Financial Officer(C)

----------
(A)   Mr. Coerver became Chief Operating Officer on February 17, 1998.
(B)   Mr. Rothenberg became Vice President Marketing on February 17, 1998.
(C)   Mr. Estill became Chief Financial Officer on July 6, 1999.

DIRECTOR COMPENSATION

         Directors receive $7,500 per year for their service on the Board of Directors or any committee of the Board of Directors. Directors are reimbursed for their reasonable out-of-pocket expenses associated with attending Board of Directors and committee meetings.

EMPLOYMENT CONTRACTS AND CHANGE IN CONTROL AGREEMENTS

         None.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information known to the Company with respect to beneficial ownership of shares of Common Stock as of September 25, 2000 for:

         o All persons who are beneficial owners of 5% or more of the Company's common stock;

         o   Each director and nominees for directors;

         o The Company's Chief Executive Officer and the other Named Executive Officers in the Summary Compensation Table above; and

         o   All executive officers and directors as a group.


NAME OF BENEFICIAL OWNER(1)
---------------------------
DIRECTORS (INCLUDING THOSE WHO ARE ALSO EXECUTIVE
OFFICERS):                                                          NUMBER OF SHARES                PERCENT OF
                                                                  BENEFICIALLY OWNED(2)             CLASS (2)
                                                                  ---------------------             ----------
  Michael J. Blumenfeld(3)                                              4,311,513                      50.4%
  Adam Blumenfeld(4)                                                      513,700                      10.8%
  Arthur J. Coerver(5)                                                    100,580                       2.3%
  Harvey Rothenberg(6)                                                     60,864                        *
  William R. Estill(7)                                                     20,000                        *
  Chadd Edlein(8)                                                          35,500                        *
  Jeff Davidowitz(9)                                                      308,104                       6.7%
  Robert W. Philip(10)                                                     50,802                       1.2%
  William A. Watkins, Jr.(11)                                              89,106                       2.0%

Executive  Officers and Directors as a Group                            5,504,170                      56.4%
(7 persons)(12)

*Less than 1%

----------

(1) The business address for each person listed is 13950 Senlac, Suite 200, Farmers Branch, Texas 75234.

(2) As required by SEC regulations, the number of shares shown as beneficially owned includes shares that could be purchased within 60 days after the date of this report through the exercise of any stock option, warrant or other right. The percentage held by each stockholder is based on the beneficial ownership of that stockholder divided by the sum of the current outstanding shares of common stock plus the additional shares, if any, that would be issued to that stockholder (but not to any other stockholder) when exercising any option, warranty or other right in the future.

(3) Includes 2,128,606 shares issuable upon exercise of warrants and 30,000 options exercisable at or within 60 days.

(4) Includes 246,900 shares issuable upon exercise of warrants and 20,000 options exercisable at or within 60 days.

(5) Includes 36,578 shares issuable upon exercise of warrants and 25,000 shares issuable upon exercise of options exercisable at or within 60 days, as well as 1,212 shares of common stock and 1,212 warrants held by Mr. Coerver's spouse.

(6) Includes 16,745 shares issuable upon exercise of warrants and 23,000 shares issuable upon exercise of options exercisable at or within 60 days, as well as (i) 1,687 shares of common stock and 1,687 shares issuable upon exercise of warrants exercisable at or within 60 days held in trust for the benefit of Mr. Rothenberg's child and (ii) 1,000 shares issuable upon exercise of options exercisable at or within 60 days held by Mr. Rothenberg's spouse.

(7) All shares represent shares issuable upon exercise of options exercisable at or within 60 days.

(8) Includes 14,000 shares issuable upon exercise of warrants and 21,500 shares issuable upon exercise of options exercisable at or within 60 days.

(9) Includes (i) 7,000 shares issuable upon exercise of warrants and 3,500 shares issuable upon exercise of options exercisable at or within 60 days; (ii) 34,751 shares of common stock and 34,751 shares issuable upon exercise of warrants exercisable at or within 60 days held by Penn Footwear Retirement Trust of which Mr. Davidowitz is a trustee; (iii) 67,551 shares of Common Stock and 67,551 shares issuable upon exercise of warrants exercisable at or within 60 days held by JIBS Equities of which Mr. Davidowitz is a general partner; (iv) 9,000 shares of common stock and 9,000 shares issuable upon exercise of warrants at or within 60 days held by Penn Footwear of which Mr. Davidowitz is President and a shareholder; (v) 14,000 shares of common stock and 14,000 shares issuable upon exercise of warrants at or within 60 days held by Oldfield Company of which Mr. Davidowitz is President and a shareholder; (vi) 10,000 shares of common stock and 10,000 shares issuable upon exercise of warrants at or within 60 days held by DVD Partners of which Mr. Davidowitz is general partner; and (vii) 10,000 shares of common stock and 10,000 shares issuable upon exercise of warrants at or within 60 days held by 3D Partners of which Mr. Davidowitz is general partner.

(10) Includes 23,651 shares issuable upon exercise of warrants and 3,500 shares issuable upon exercise of options exercisable at or within 60 days.

(11) Includes 12,500 shares issuable upon exercise of warrants and 3,500 shares issuable upon exercise of options exercisable at or within 60 days, as well as 30,303 shares of common stock and 30,303 shares issuable upon exercise of warrants at or within 60 days held in trust for the benefit of Mr. Watkins.

(12) Includes 2,815,485 shares issuable upon exercise of options and warrants exercisable at or within 60 days.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In February 2000, we issued $2,235,000 of Subordinated Convertible Promissory Notes to certain officers and directors of the Company and certain third parties. Approximately $995,000 of the notes were issued to Michael J. Blumenfeld in exchange for an equal amount of subordinated notes originally issued to Mr. Blumenfeld in exchange for cash. The remaining notes were issued in exchange for cash in the amount of approximately $1.4 million. In April 2000, all of the note holders converted the outstanding balance under the notes into shares of our common stock at a conversion price of $3.30 per share, resulting in the issuance of 677,267 shares of our common stock.

         The following table sets forth the principal amount of the notes and the number of shares the notes were converted into by each officer and director of the Company.

                                                                                      NUMBER OF SHARES
                                                                                        ISSUED UPON
                                                         PRINCIPAL AMOUNT               CONVERSION
                       NAME OF NOTE HOLDER                   OF NOTE                      OF NOTE
                       -------------------               ----------------             ----------------
               Michael J. Blumenfeld                       $ 1,500,000                     454,545
               William A. Watkins, Jr.                     $   100,000                      30,303
               Arthur J. Coerver                           $    50,000                      15,151
               Jeff Davidowitz                             $   150,000                      45,455
               Robert W. Philip                            $    50,000                      15,151
               Harvey Rothenberg                           $    15,000                       4,545

         On September 7, 2000 the Company acquired the stock of Kesmil Manufacturing, Inc., a manufacturing company owned by Michael J. Blumenfeld, the majority stockholder and Chief Executive Officer of the Company, for the assumption of approximately $581 thousand in notes payable to the stockholder. The Company is the sole customer of the acquired company and the acquisition will be accounted for similar to a pooling of interest. During fiscal 2000, the Company purchased approximately $1.0 million of certain inventory items from Kesmil.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits

        The following exhibits are filed as part of this report:

        NUMBER                           EXHIBIT
        ------                           -------

        2.1 Purchase and Sale Agreement dated March 14, 1997 for the sale of the majority of the Company's assets and business to Casco Standards, Inc.(1)

        2.2 Stock Purchase Agreement dated August 18, 1997 with Michael J. Blumenfeld.(2)

        2.3 Agreement and Plan of Merger dated July 20, 1999 for the reincorporation of the Company in Delaware.(3)

        3.1 Articles of Incorporation of the Company filed on December 15, 1998.(4)

        3.2      Certificate of Merger of the Company filed on July 20, 1999.(4)

        3.3      By-Laws of the Company.(4)

        3.4 Certificate of Amendment to Certificate of Incorporation of the Company filed on January 18, 2000.(5)

        4.1 Specimen Certificate of Common Stock, $0.01, par value, of the Company.(4)

        4.2      Specimen Common Stock Purchase Warrant.(5)

        10.1 Warrant Agency Agreement dated as of June 4, 1993 between the Company and Continental Stock Transfer & Trust Company, as Warrant Agent.(6)

        10.2     Form of Underwriter's Unit Purchase Warrant of the Company.(7)

        10.3     Form of Underwriter's Warrant of the Company.(7)

        10.4     1988 Stock Option Plan of the Company.(8)

        10.5     1994 Stock Option Plan of the Company.(9)

        10.6     Employee Restricted Stock Plan of the Company.(10)

        10.7 Lease dated July 1, 1997 between the Company, as tenant, and Post-Valwood, Inc., as landlord.(11)

        10.8 Exclusive Distribution Agreement dated February 24, 1998, between the Company and Equipmart, Inc.(11)

        10.9 Exclusive Distribution Agreement dated March 7, 1998, between the Company and FunNets, Inc.(11)

         10.10 Exclusive Distribution Agreement dated March 21, 1998, between the Company and Pro Gym Equipment, Inc.(11)

         10.11 Stock Acquisition Agreement dated April 14, 1998, between the Company and Product Merchandising, Inc.(11)

         10.12 Agreement and Plan of Merger dated May 31, 1998, between the Company and Vantage Products International, Inc.(11)

         10.13    1998 Collegiate Pacific Inc. Stock Option Plan.(3)

         10.14 Credit Agreement, dated as at June 30, 1999, between Chase Bank of Texas, National Association, and the Company for a $2,000,000 line of credit, and related documents.(12)

         10.15 Promissory Note dated March 31, 1999 from the Company to Michael J. Blumenfeld in the principal amount of $1,082,648.75.(12)

         10.16 Warrant Agreement dated as of May 26, 2000, between the Company and Continental Stock Transfer & Trust Company, as Warrant Agent, with the form of Common Stock purchase warrant attached.(5)

         10.17 Stock Purchase Agreement dated September 7, 2000, by and between the Company and Michael J. Blumenfeld.(13)

         21       Subsidiaries of the Company.*

         23       Consent of Independent Certified Public Accountants.*

         27       Financial Data Schedule.*

----------
(1) Previously filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting held on June 16, 1997.

(2) Previously filed as an exhibit to the Company's Form 8-K/A filed on September 11, 1997.

(3) Previously filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting held on December 11, 1998.

(4) Previously filed as an exhibit to the Company's Form 8-A dated September 9, 1999.

(5) Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 (No. 333-34294) dated April 7, 2000, as amended.

(6) Previously filed as an exhibit to the Company's Form 8-A dated June 28, 1993.

(7) Previously filed as an exhibit to the Company's Current Report on Form 8-K filed on July 12, 1993.

(8) Previously filed as an exhibit to the Company's Registration Statement on Form S-18, File No. 33-19770-NY.

(9) Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1994.

(10) Previously filed as an exhibit to a Post-Effective Amendment to the Company's Registration Statement on Form S-18, File No. 33-19770-NY.

(11) Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1998.

(12) Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999.

(13) Previously filed as an exhibit to the Company's Report on Form 8-K filed on September 21, 2000.

 * Filed with this Report on Form 10-KSB.


(b)      Reports on Form 8-K

         The Company filed a report on Form 8-K on April 20, 2000, as amended on May 26, 2000, regarding the conversion of the Company's subordinated convertible notes.

                                   SIGNATURES

         In accordance with Sections 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   COLLEGIATE PACIFIC INC.

    September 28, 2000
                                   By:  /s/ Michael J. Blumenfeld
                                      ------------------------------------------
                                            Michael J. Blumenfeld,
                                            Chairman and Chief Executive
                                            Officer(Principal Executive Officer)

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on September 28, 2000.

         SIGNATURE                                   CAPACITY
         ---------                                   --------
 /s/ Michael J. Blumenfeld                           Chairman of the Board and
 ---------------------------------------             Chief Executive Officer
 Michael J. Blumenfeld


 /s/ Adam Blumenfeld                                 President and Director
 ---------------------------------------
 Adam Blumenfeld

 /s/ Arthur J. Coerver                               Chief Operating Officer and
 ---------------------------------------             Director
 Arthur J. Coerver


 /s/ Harvey Rothenberg                               Vice President Marketing
 ---------------------------------------             and Director
 Harvey Rothenberg


 /s/ William R. Estill                               Chief Financial Officer,
 ---------------------------------------             Secretary and Treasurer
 William R. Estill                                   (Principal Accounting and Financial Officer)


 /s/ Jeff Davidowitz                                 Director
 ---------------------------------------
 Jeff Davidowitz


 /s/ Robert W. Philip                                Director
 ---------------------------------------
 Robert W. Philip


 /s/ William A. Watkins, Jr.                         Director
 ---------------------------------------
 William A. Watkins, Jr.

                                INDEX TO EXHIBITS

        EXHIBIT
        NUMBER                              DESCRIPTION
        -------                             -----------
         2.1      Purchase and Sale Agreement dated March 14, 1997 for the sale of the majority of the Company's assets and business to Casco
                  Standards, Inc.(1)

         2.2      Stock Purchase Agreement dated August 18, 1997 with Michael J.
                  Blumenfeld.(2)

         2.3 Agreement and Plan of Merger dated July 20, 1999 for the reincorporation of the Company in Delaware.(3)

         3.1      Articles of Incorporation of the Company filed on December 15,
                  1998.(4)

         3.2      Certificate of Merger of the Company filed on July 20, 1999.(4)

         3.3      By-Laws of the Company.(4)

         3.4 Certificate of Amendment to Certificate of Incorporation of the Company filed on January 18, 2000.(5)

         4.1      Specimen Certificate of Common Stock, $0.01, par value, of the
                  Company.(4)

         4.2      Specimen Common Stock Purchase Warrant.(5)

         10.1     Warrant Agency Agreement dated as of June 4, 1993 between the
                  Company and Continental Stock Transfer & Trust Company, as
                  Warrant Agent.(6)

         10.2     Form of Underwriter's Unit Purchase Warrant of the Company.(7)

         10.3     Form of Underwriter's Warrant of the Company.(7)

         10.4     1988 Stock Option Plan of the Company.(8)

         10.5     1994 Stock Option Plan of the Company.(9)

         10.6     Employee Restricted Stock Plan of the Company.(10)

         10.7 Lease dated July 1, 1997 between the Company, as tenant, and Post-Valwood, Inc., as landlord.(11)

         10.8 Exclusive Distribution Agreement dated February 24, 1998, between the Company and Equipmart, Inc.(11)

         10.9 Exclusive Distribution Agreement dated March 7, 1998, between the Company and FunNets, Inc.(11)

         10.10 Exclusive Distribution Agreement dated March 21, 1998, between the Company and Pro Gym Equipment, Inc.(11)

         10.11    Stock Acquisition Agreement dated April 14, 1998, between the
                  Company and Product Merchandising, Inc.(11)

         10.12    Agreement and Plan of Merger dated May 31, 1998, between the
                  Company and Vantage Products International, Inc.(11)

         10.13    1998 Collegiate Pacific Inc. Stock Option Plan.(3)

         10.14    Credit Agreement, dated as at June 30, 1999, between Chase
                  Bank of Texas, National Association, and the Company for a $2,000,000 line of credit, and related documents.(12)

         10.15    Promissory Note dated March 31, 1999 from the Company to
                  Michael J. Blumenfeld in the principal amount of $1,082,648.75.(12)

         10.16    Warrant Agreement dated as of May 26, 2000, between the
                  Company and Continental Stock Transfer & Trust Company, as
                  Warrant Agent, with the form of Common Stock purchase warrant attached.(5)

         10.17 Stock Purchase Agreement dated September 7, 2000, by and between the Company and Michael J. Blumenfeld.(13)

         21       Subsidiaries of the Company.*

         23       Consent of Independent Certified Public Accountants.*

         27       Financial Data Schedule.*

----------
(1) Previously filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting held on June 16, 1997.

(2) Previously filed as an exhibit to the Company's Form 8-K/A filed on September 11, 1997.

(3) Previously filed as an exhibit to the Company's Definitive Proxy Statement for its Annual Meeting held on December 11, 1998.

(4) Previously filed as an exhibit to the Company's Form 8-A dated September 9, 1999.

(5) Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 (No. 333-34294) dated April 7, 2000, as amended.

(6) Previously filed as an exhibit to the Company's Form 8-A dated June 28, 1993.

(7) Previously filed as an exhibit to the Company's Current Report on Form 8-K filed on July 12, 1993.

(8) Previously filed as an exhibit to the Company's Registration Statement on Form S-18, File No. 33-19770-NY.

(9) Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1994.

(10) Previously filed as an exhibit to a Post-Effective Amendment to the Company's Registration Statement on Form S-18, File No. 33-19770-NY.

(11) Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1998.

(12) Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999.

(13) Previously filed as an exhibit to the Company's Report on Form 8-K filed on September 21, 2000.

 * Filed with this Report on Form 10-KSB.