Form 10QSB
period 2000-09-30
COLLEGIATE PACIFIC INC
filed 2000-11-17
CIK 828747

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

         For The Quarter Ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transaction Period from _________________ to _________________.


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

                           13950 SENLAC DR., SUITE 200
                               DALLAS, TEXAS 75234
                    (Address of principal executive offices)

                                 (972) 243-8100
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such requirements for the past 90 days. YES [X] NO [ ]

As of November 14, 2000, there were 4,244,607 shares of the issuer's common stock, outstanding.

Transitional Small Business Disclosure Format (check one):

YES [ ] NO [X]

                            COLLEGIATE PACIFIC, INC.

                                      INDEX

                                                                                                      Page
                                                                                                      ----

                                       PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

         Condensed Consolidated Balance Sheets - September 30, 2000 (Unaudited) and June 30, 2000      1

         Condensed Consolidated Statements of Operations - Three months ended September 30, 2000       2
         and 1999 (Unaudited)

         Condensed Consolidated Statements of Cash Flows - Three months ended September 30, 2000       3
         and 1999 (Unaudited)

         Notes to Condensed Consolidated Financial Statements (Unaudited)                              4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF                    6
         OPERATIONS

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                    8

                                         PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                              9

SIGNATURES                                                                                            12

                            COLLEGIATE PACIFIC, INC.

ITEM 1.  FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        September 30, 2000      June 30, 2000
                                                                        ------------------      -------------
                                                                            (Unaudited)
                                  ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                  $     95,143         $    780,546
Accounts receivable, net of the allowance for doubtful accounts of
        $71,568 and $51,751, respectively                                     1,268,438            1,384,185

Inventories                                                                   2,664,267            2,415,328
Prepaid expenses and other assets                                               302,901               39,014
                                                                           ------------         ------------
                                Total Current Assets                          4,330,749            4,619,073

PROPERTY AND EQUIPMENT                                                          581,008              510,892
Less accumulated depreciation                                                  (203,036)            (177,790)
                                                                           ------------         ------------
                                                                                377,972              333,102

OTHER ASSETS

License agreements, net of accumulated amortization of $121,066 and
         $142,369, respectively                                                 426,936              468,049
Cost in excess of net tangible assets acquired, net of accumulated
         amortization of $88,710 and $78,105, respectively                      577,580              588,185
Other assets, net                                                                99,785               56,204
                                                                           ------------         ------------
                                                                           $  5,813,022         $  6,064,613
                                                                           ============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                           $    297,317         $    555,795
Accrued expenses and other current liabilities                                  152,854              415,002
Other current liabilities                                                        14,718               34,048
                                                                           ------------         ------------
                             Total Current Liabilities                          464,889            1,004,845

Note Payable - line of credit                                                   460,000                   --
Notes Payable - related parties                                                 581,000              581,000
                                                                           ============         ============

                             Total Liabilities                                1,505,889            1,585,845
STOCKHOLDERS' EQUITY
Common Stock, $.01 par value; authorized, 20,000,000 shares;
issued and outstanding, 4,244,607 shares                                         42,446               42,446
Additional paid-in capital                                                    6,461,453            6,461,453
Accumulated deficit                                                          (1,825,262)          (1,754,688)
Treasury shares, at cost; 36,226 and 20,860 shares, respectively               (366,470)            (255,443)
                                                                           ------------         ------------
                                                                              4,312,167            4,493,768
Less: Notes receivable from stockholders                                         (5,034)             (15,000)
                                                                           ------------         ------------
                             Total Stockholders' Equity                       4,307,133            4,478,768
                                                                           ------------         ------------
                                                                           $  5,813,022         $  6,064,613
                                                                           ============         ============

        See accompanying notes to these consolidated financial statements

                            COLLEGIATE PACIFIC, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                           Three months ended
                                                                              September 30,
                                                                      ------------------------------
                                                                          2000              1999
                                                                      ------------      ------------
Revenues                                                              $  2,477,307      $  1,815,553
Cost of sales                                                            1,568,406         1,283,934
                                                                      ------------      ------------
Gross margin                                                               908,901           531,619

Selling, general and administrative expenses                               960,365           796,837
                                                                      ------------      ------------
Operating loss                                                             (51,464)         (265,218)

Interest expense                                                           (21,041)          (41,837)
Interest and other income, net                                               1,931             1,465
                                                                      ------------      ------------


Net loss                                                              $    (70,574)     $   (305,590)
                                                                      ============      ============

Net loss per share - basic and diluted                                $      (0.02)     $      (0.09)
                                                                      ============      ============

Shares used in computing net loss per share (basic and diluted)          4,244,607         3,453,579


        See accompanying notes to these consolidated financial statements

                            COLLEGIATE PACIFIC, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             Three months ended
                                                                                September 30,
                                                                       ------------------------------
                                                                           2000              1999
                                                                       ------------      ------------
Operating activities
         Net loss                                                      $    (70,574)     $   (305,590)
         Adjustments to reconcile net loss to net cash used in
                     operating activities
                  Depreciation and amortization                              65,432            36,521
                  Changes in operating assets and liabilities              (981,435)         (676,025)
                                                                       ------------      ------------
                     Net cash used in operating activities                 (986,577)         (945,094)

Investing activities
         Purchase of property and equipment                                 (62,774)          (18,426)
             Cash paid for treasury shares                                 (111,027)           (6,950)
             Cash received for license                                        5,009                --
             Cash received for note receivable from stockholders              9,966            17,280
                                                                       ------------      ------------
                     Net cash used in investing activities                 (158,826)           (8,096)
                                                                       ------------      ------------

Financing activities
         Proceeds from borrowings                                           460,000           476,584
         Proceeds from issuance of common stock                                  --            43,125
                                                                       ------------      ------------
                     Net cash provided by financing activities              460,000           519,709
                                                                       ------------      ------------

Net decrease in cash and cash equivalents                                  (685,403)         (433,481)

Cash and cash equivalents at beginning of period                            780,546           543,382
                                                                       ------------      ------------
Cash and cash equivalents at end of period                             $     95,143      $    109,901
                                                                       ============      ============

Cash paid for interest                                                 $     15,681      $     41,837
                                                                       ============      ============
Cash paid for income taxes                                             $     29,168      $         --
                                                                       ============      ============


        See accompanying notes to these consolidated financial statements

                            COLLEGIATE PACIFIC, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL AND BACKGROUND

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated financial statements as of September 30, 2000 and 1999 are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto, for the year ended June 30, 2000 together with management's discussion and analysis of financial condition and results of operations, contained in the Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the three months ended September 30, 2000 are not necessarily indicative of the results for the entire fiscal year.

The consolidated financial statements for the periods ended September 30, 2000 and 1999 include the accounts of Collegiate Pacific, Inc. ("CPI") and its wholly owned subsidiaries, Product Merchandising, Inc. ("PMI"), and Kesmil Manufacturing Inc. ("Kesmil"), (collectively referred to as the "Company").

NOTE 2 - ACQUISITIONS

On September 7, 2000 the company acquired the stock of Kesmil Manufacturing, Inc., a manufacturer of sports related metal products wholly owned by the chairman of the company. The company was, prior to the acquisition, the only customer for Kesmil's products. The company assumed notes payable to the Chairman and a relative of the Chairman, for $581 thousand and other liabilities of approximately $400 thousand. The notes payable to the stockholders are subordinate to the company's revolving line of credit, are uncollaterized and mature on August 31, 2004. The notes payable to stockholders bear interest at the rate of 12% per annum and are payable in quarterly installments of approximately $36 thousand.

Because the sole stockholder of Kesmil also owns the majority of the company's outstanding common stock, the acquisition was accounted for in a manner similar to a pooling of interests and, accordingly financial information for the periods prior to the acquisition reflect retroactive restatement of the companies' combined financial position and operating results.

                            COLLEGIATE PACIFIC, INC.


Selected financial information for the combined entities included in the consolidated statements of operation for the quarters ended September 30, 2000 and 1999 is as follows (in thousands):

                                                                       September 30
                                                                --------------------------
                                                                   2000            1999
                                                                ----------      ----------
         Net sales:
           CPI                                                  $    2,477      $    1,816
           Kesmil                                                      136             326
         Elimination of intercompany sales                            (136)           (326)
                                                                ----------      ----------
         Combined                                               $    2,477      $    1,816
                                                                ==========      ==========

         Net income (loss):
           CPI                                                  $       29      $     (162)
           Kesmil                                                      (94)            (76)
         Elimination of intercompany profit in inventory                (6)            (68)
                                                                ----------      ----------
         Combined                                               $      (71)     $     (306)
                                                                ==========      ==========

NOTE 3 - NOTE PAYABLE

On September 7, 2000, the company amended the terms of its $2,000,000 revolving line of credit with Chase Bank of Texas, N.A. The amendment revised certain financial covenants to permit the company to consummate the acquisition of Kesmil. The revolving line of credit permits the company to borrow funds based upon fixed percentages of its accounts receivable and inventories. The revolving line of credit matures on October 31, 2001 and includes a provision for letters of credit. Borrowings under the revolving line of credit bear interest at the prevailing Prime Rate plus 1/4% or Libor plus 2 1/2%. The notes payable to stockholders are subordinate to the revolving line of credit, and the revolving line of credit is partially guaranteed by the Company's chief executive officer and majority stockholder.

                            COLLEGIATE PACIFIC, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The company is engaged in the national distribution of sports and recreational equipment to the institutional and retail markets realizing the vast majority of its revenues in response to catalog mailings and telemarketing efforts. The market for this merchandise is estimated to consist of approximately 250,000 locations, which have annual expenditures of some $4 billion for sports equipment. Company management has extensive experience in this business having been the founder of several successful mail order companies in the sports equipment industry.

The company's fiscal year ends on June 30th. References herein to fiscal 2000 and fiscal 2001 refer to fiscal years ended June 30, 2000 and 2001, respectively.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES

Revenues for the three months ended September 30, 2000 increased by approximately $662 thousand, or 36%, compared to the same period in 1999. The company attributes the growth in revenues to an increase in marketing activity and the growth of its customer base. As a result of the company's expanded operations and marketing activities, the company believes future revenues will continue to exhibit growth from current levels. Management believes the seasonality in revenues will continue to be a factor in future periods. Historically, revenues during the third and fourth quarters of the company's fiscal year are typically higher than the first two quarters due to the order pattern of the company's customer base.

GROSS PROFIT

Gross profit for the three months ended September 30, 2000, increased by approximately $377 thousand, or 71%, compared to the same period in 1999. As a percentage of sales, gross profit for the three months ended September 30, 2000, increased to 37%, compared to 29% for the same period in 1999. The increase was the result of increased marketing activities and growth in the company's higher margin customer base, better absorption of the manufacturing cost, and a higher volume of sales from the company's primary catalog.

OPERATING EXPENSES

Selling, general and administrative (SG&A) expenses for the three months ended September 30, 2000 increased by approximately $163 thousand, or 21%, compared to the same period in 1999. As a percentage of sales, SG&A expenses for the three months ended September 30, 2000, decreased to 39% from 44%. The increase in selling, general and administrative expenses was primarily due to an increase in personnel related costs incurred in connection with hiring additional personnel to the sales force and managing the increase in sales volume, which was partially offset by a reduction in the cost of freight paid by the company during the three months ended September 30, 2000.

LIQUIDITY AND SOURCES OF CAPITAL

Cash used in operations for the three months ended September 30, 2000 was approximately $986 thousand, compared to $945 thousand for the same period in 1999. The increase was due primarily to additional inventory and prepaid advertising purchases, as well as payments made on accounts payable and accrued expenses during the period ended September 30, 2000.

                            COLLEGIATE PACIFIC, INC.


Cash used in investing activities was approximately $159 thousand for the three months ended September 30, 2000, compared to $8 thousand for the same period in 1999. The cash used in investing activities during the three months ended September 30, 2000, was for the purchase of equipment and 15,366 shares of the company's common stock from existing stockholders at an average price of $7.23 per share. The repurchased stock became treasury shares and is available for general corporate purposes. The amount of cash used in investing activities was partially offset by the repayment of the notes receivable from stockholders.

The company generated approximately $460 thousand from financing activities. The cash from financing activities was from advances by the company under its revolving line of credit during the period ended September 30, 2000.

On September 7, 2000, the company amended the terms of its $2,000,000 revolving line of credit with Chase Bank of Texas, N.A. The amendment revised certain financial covenants to permit the company to consummate the acquisition of Kesmil.

Management believes the company will be able to satisfy its short-term and long-term liquidity requirements from borrowings under the revolving line of credit and from cash generated from operations. The company may experience periods of higher borrowing under its revolving line of credit due to the seasonal nature of its business cycle. The company is actively involved in seeking expansion through acquisitions and joint ventures, and the success of such efforts may require additional bank debt, equity financing, or private financing.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

The company occasionally makes forward-looking statements concerning its plans, goals, product and service offerings, and anticipated financial performance. These forward-looking statements may generally be identified by introductions such as "outlook" for an upcoming period of time, or words and phrases such as "should", "expect", "hope", "plans", "projected", "believes", "forward- looking" (or variants of those words and phrases) or similar language indicating the expression of an opinion or view concerning the future.

These forward-looking statements are subject to risks and uncertainties based on a number of factors and actual results or events may differ materially from those anticipated by such forward-looking statements. These factors include, but are not limited to: the growth rate of the company's revenue and market share; the consummation of new, and the non-termination of, existing contracts; new competitors entering the company's business, the company's ability to effectively manage its business functions while growing its business in a rapidly changing environment; the company's ability to adapt and expand its services in such an environment; the effective and efficient management of the company's inventory levels and processing of sales orders; the quality of the company's plans and strategies; and the company's ability to execute such plans and strategies.

In addition, forward-looking statements concerning the company's expected revenue or earnings levels are subject to many additional uncertainties applicable to competitors generally and to general economic conditions over which the company has no control. The company does not plan to generally publicly update prior forward-looking statements for unanticipated events or otherwise and, accordingly, prior forward-looking statements should not be considered to be "fresh" simply because the company has not made additional comments on those forward-looking statements. See the risk factors set forth in the company's Annual Report on Form 10-KSB for the twelve months ended June 30, 2000.

                            COLLEGIATE PACIFIC, INC.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings are affected by changes in interest rates due to the impact those changes have on the interest expense payable by us under our variable rate debt revolving line of credit, for which the outstanding balance was $460 million as of September 30, 2000. A 1.0% change in the underlying LIBOR or prime rate would result in a $5 thousand change in the annual amount of interest based on the impact of the hypothetical interest rates on our revolving line of credit outstanding as of September 30, 2000.

                            COLLEGIATE PACIFIC, INC.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.       Exhibits.

         The following exhibits are filed as part of this report:

Exhibit
Number                              Exhibit

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

                            COLLEGIATE PACIFIC, INC.

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

10.16 Warrant Agreement dated as of May 26, 2000, between the Company and Continental Stock Transfer & Trust Company, as Warrant Agent, with the form of Common Stock purchase warrant attached.(5)

10.17 Stock Purchase Agreement dated September 7, 2000, by and between the Company and Michael J. Blumenfeld. (13)

10.18 Waiver and Second Amendment to Credit Agreement dated as of September 7, 2000, by and between Chase Bank Of Texas, National Association and the Company*

10.19 Assumed Notes Payable dated September 6, 2000 executed by the Company payable to Michael Blumenfeld and Abe Blumenfeld in the stated aggregate principal amount of $581,000.*

27       Financial Data Schedule.*

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

                            COLLEGIATE PACIFIC, INC.

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

* Filed with this Report on Form 10-QSB.

(b) Reports on Form 8-K

    The Company filed a report on Form 8-K on September 21, 2000, reporting its acquisition of Kesmil Manufacturing Inc.

                            COLLEGIATE PACIFIC, INC.

                                   SIGNATURES

Pursuant with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  COLLEGIATE PACIFIC, INC.


Dated:   November 17, 2000        By: /s/ Mike Blumenfeld
                                      ------------------------------------------
                                      Mike Blumenfeld, President

Dated:   November 17, 2000        By: /s/ William R. Estill
                                      ------------------------------------------
                                      William R. Estill, Chief Financial Officer
                                      (Chief Financial and Accounting Officer)

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

   10.17 Stock Purchase Agreement dated September 7, 2000, by and between the Company and Michael J. Blumenfeld.(13)

   10.18 Waiver and Second Amendment to Credit Agreement dated as of September 7, 2000, by and between Chase Bank Of
                         Texas, National Association and the Company*

   10.19 Assumed Notes Payable dated September 6, 2000 executed by the Company payable to Michael Blumenfeld and Abe
                         Blumenfeld in the stated aggregate principal amount of $581,000.*

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

* Filed with this Report on Form 10-QSB.