Form 10QSB
period 2000-12-31
COLLEGIATE PACIFIC INC
filed 2001-02-14
CIK 828747

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                    -----------------------------------------

                                   FORM 10-QSB

(Mark One)

    X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---------  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --------- EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                             TO                     .
           -----------------    --------------------

                         Commission File Number 0-17293

                             COLLEGIATE PACIFIC INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

             TEXAS                                      22-2795073
             -----                                      ----------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

13950 SENLAC DRIVE, SUITE 200, DALLAS, TEXAS                    75234
--------------------------------------------                 ----------
 (Address of Principal Executive Offices)                    (Zip code)

                                 (972) 243-8100
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X    No
                                                               -----     -----

As of February 5, 2001, there were 4,244,607 shares of the issuer's common stock outstanding and 4,237,748 of the issuer's common stock purchase warrants outstanding.

Transitional Small Business Disclosure Format (check one):

         Yes        No   X
             -----     -----

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS

                                                                           PAGE
                                                                          NUMBER
                                                                          ------

PART I:  FINANCIAL INFORMATION.

         Item 1. Consolidated Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets at December 31, 2000
         and June 30, 2000............................................       1

         Condensed Consolidated Statements of Operations for the
         three and six months ended December 31, 2000 and 1999........       2

         Condensed Consolidated Statements of Cash Flows for
         the six months ended December 31, 2000 and 1999..............       3

         Notes to the Condensed Consolidated Financial Statements.....       4

         Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations..........................       6


PART II: OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K.....................       9

SIGNATURES............................................................      12

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    (Unaudited)
                                                                    December 31,         June 30,
                                                                        2000               2000
                                                                    -----------        -----------
                           ASSETS
Current assets:
     Cash and cash equivalents                                      $   205,909        $   780,546
     Accounts receivable, net of the allowance for doubtful
       accounts of $50,236 and $38,806, respectively                    867,042          1,384,185
     Inventories                                                      2,918,134          2,415,328
     Prepaid expenses and other assets                                  274,413             39,014
                                                                    -----------        -----------
       Total current assets                                           4,265,498          4,619,073

     Property, plant and equipment                                      599,871            517,457
     Less accumulated depreciation                                     (229,478)          (184,355)
                                                                    -----------        -----------
                                                                        370,393            333,102
     Other assets:
       License agreements, net of accumulated amortization
          of $133,546 and $142,369, respectively                        410,206            468,049
       Cost in excess of net tangible assets acquired, net of
           accumulated amortization of $99,648 and $78,105,
           respectively                                                 566,642            588,185
       Other assets, net                                                112,765             56,204
                                                                    -----------        -----------
                                                                    $ 5,725,504        $ 6,064,613
                                                                    ===========        ===========
             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                   212,298            555,795
     Accrued expenses                                                    99,295            415,002
     Current portion, note payable to stockholders                       36,312                 --
     Current portion, notes payable                                     870,000                 --
     Other current liabilities                                            9,986             34,048
                                                                    -----------        -----------
       Total current liabilities                                      1,227,891          1,004,845

     Note payable to stockholders                                       544,688            581,000

Shareholders' equity:
     Common stock, $.01 par value; authorized 50,000,000
        shares; issued 4,244,607 shares                                  42,446             42,446
     Additional paid-in capital                                       6,461,453          6,461,453
     Accumulated deficit                                             (2,179,097)        (1,754,688)
     Treasury shares; at cost 36,226 and 20,860 shares,
         respectively                                                  (366,470)          (255,443)
                                                                    -----------        -----------
                                                                      3,958,332          4,493,768

     Less notes receivable from stockholders                             (5,407)           (15,000)
                                                                    -----------        -----------
        Total stockholders' equity                                    3,952,925          4,478,768
                                                                    -----------        -----------
                                                                    $ 5,725,504        $ 6,064,613
                                                                    ===========        ===========


     See accompanying notes to condensed consolidated financial statements.

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                              Three Months Ended                Six Months Ended
                                                  December 31,                     December 31,
                                                  ------------                     ------------
                                             2000             1999             2000             1999
                                         -----------      -----------      -----------      -----------
Revenues                                 $ 2,195,303      $ 1,566,042      $ 4,858,193      $ 3,464,746
Cost of sales                              1,546,446        1,132,157        3,289,799        2,554,445
                                         -----------      -----------      -----------      -----------
     Gross margin                            648,857          433,885        1,568,394          910,301

Selling, general and administrative
  expenses                                   965,917          748,573        1,936,918        1,490,207
                                         -----------      -----------      -----------      -----------
     Operating loss                         (317,060)        (314,688)        (368,524)        (579,906)

Other income (expense)

     Interest expense                        (36,600)         (53,168)         (57,641)         (95,005)
     Other income (expense)                     (175)             470            1,756            1,935
                                         -----------      -----------      -----------      -----------


Net loss                                 $  (353,835)     $  (367,386)     $  (424,409)     $  (672,976)
                                         ===========      ===========      ===========      ===========

Net loss per share-basic and diluted     $     (0.08)     $     (0.11)     $     (0.10)     $     (0.19)
                                         ===========      ===========      ===========      ===========

Shares used in computing net loss
  per share:
Basic and diluted                          4,244,607        3,467,007        4,244,607        3,460,659


      See accompanying notes to condensed consolidated financial statements

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   Six months ended
                                                                      December 31,
                                                                      ------------
                                                                 2000             1999
                                                             -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                $  (424,409)     $  (672,976)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                               128,491           81,993
     Changes in operating assets and liabilities                (963,315)        (651,816)
                                                             -----------      -----------
Net cash used in operating activities                         (1,259,233)     $(1,242,799)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                         (88,979)         (19,935)
     Cash paid for treasury shares                              (111,027)          (6,950)
     Cash received (paid) for licenses                             5,009          (11,637)
     Cash used in business acquisition, net of cash
         acquired                                                     --         (114,543)
     Cash received on notes receivable from stockholders           9,593           17,280
                                                             -----------      -----------

Net cash used in investing activities                           (185,404)        (135,245)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings                                    870,000          994,307
     Cash paid on notes receivable from stockholders                  --         (102,675)
     Proceeds from issuance of common stock                           --           43,125
                                                             -----------      -----------

Net cash provided by financing activities                        870,000          934,757
                                                             -----------      -----------

Net decrease in cash and cash equivalents                       (574,637)        (443,287)

Cash and cash equivalents at beginning of period                 780,546          543,382
                                                             -----------      -----------

Cash and cash equivalents at end of period                   $   205,909      $   100,095
                                                             ===========      ===========

Supplemental disclosure of cash flow information
Cash paid during the period for interest                     $    51,831      $    59,182
                                                             ===========      ===========
Cash paid during the period for income taxes                 $    29,168      $        --
                                                             ===========      ===========


     See accompanying notes to condensed consolidated financial statements.

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION.

         These unaudited condensed consolidated financial statements of Collegiate Pacific Inc. and its subsidiaries (collectively the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended June 30, 2000. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included.

         Operating results for the interim period are not necessarily indicative of results that may be expected for the fiscal year ending June 30, 2001. Certain fiscal year 2000 items have been reclassified to conform with the fiscal year 2001 presentation.

2.       USE OF ESTIMATES.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.       BUSINESS COMBINATION.

         On September 7, 2000 the Company purchased all the outstanding stock of Kesmil Manufacturing, Inc., a manufacturer of sports related metal products, which was 100% owned by the Company's Chairman and Chief Executive Officer. The Company was, prior to the acquisition, the only customer for Kesmil's products. The Company assumed notes payable to the Chairman and a relative of the Chairman, for $581 and other liabilities of approximately $400. The notes payable to stockholders are subordinate to the Company's revolving line of credit, are not secured by any of the Company's assets and mature on August 31, 2004. The notes payable to stockholders bear interest at the rate of 12% per annum and are payable in quarterly installments of approximately $36.

         Because the former sole stockholder of Kesmil also owns a majority of the Company's outstanding common stock, the acquisition was accounted for in a manner similar to a pooling of interests and, accordingly, financial information for the periods prior to the acquisition reflect the retroactive restatement of the Company's and Kesmil's combined financial position and operating results.

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


         Selected financial information for the combined entities included in the consolidated statements of operation for the six and three month periods ended December 31, 2000 and 1999 are as follows:

                                          FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                                  ENDED                    ENDED
                                               DECEMBER 31               DECEMBER 31
                                               -----------               -----------
                                            2000         1999         2000         1999
                                          -------      -------      -------      -------
Net sales:
  CPI                                     $ 2,195      $ 1,566      $ 4,858      $ 3,465
  Kesmil                                       --          230          136          556
Elimination of intercompany sales              --         (230)        (136)        (556)
                                          ----------------------------------------------
Combined                                  $ 2,195      $ 1,566      $ 4,858      $ 3,465
                                          ==============================================

Net income (loss):
  CPI                                     $  (354)     $  (261)     $  (324)     $  (423)
  Kesmil                                       --         (119)         (94)        (195)
Elimination of intercompany profit
 in inventory                                  --           13           (6)         (55)
                                          ----------------------------------------------
Combined                                  $  (354)     $  (367)     $  (424)     $  (673)
                                          ==============================================

4.       CONTINGENCIES.

         The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position and results of operations, taken as a whole.

5.       CHANGE IN ACCOUNTING POLICY.

         During the three-month period ended December 31, 2000, the Company, pursuant to Emerging Issues Task Force Issue 2000-10, began classifying freight charges billed to customers as revenues and the related costs as part of the Company's cost of sales. The net amount of these revenues and associated costs were previously included as part of the Company's selling, general and administrative expenses. All prior periods have been restated to reflect this change.

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company is engaged in the national distribution of sports equipment to the institutional and retail markets realizing the vast majority of its revenues in response to catalog mailings and telemarketing efforts. The market for this merchandise is estimated to consist of approximately 250,000 locations, which have annual expenditures of some $4 billion for sports equipment. The management of the Company has extensive experience in this business having previously founded successful mail order companies in the sports equipment industry.

The Company believes it is the fastest growing supplier of sporting goods equipment to the institutional and dealer market. Since the Company commenced its first national marketing programs in March 1998, it has received orders from more than 200,000 locations and continues to add new customers at a high rate. The Company believes that its dedication to product quality and customer service is the primary reason for the growth rate of the Company's revenues and new customers.

The Company's fiscal year ends on June 30th. References herein to fiscal 2000 and fiscal 2001 refer to our fiscal years ended June 30, 2000 and 2001, respectively.

THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1999 AND SIX MONTHS ENDED DECEMBER 31, 2000 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 1999

REVENUES

The Company's revenues and earnings are seasonal in nature. Historically, the Company has reported lower revenues and earnings in the first and second fiscal quarters. Revenues and earnings reported by the Company in the second fiscal quarter have been generally lower than those in other fiscal quarters because many of the Company's primary customers are closed for the year-end holidays. Other factors, such as poor weather, could negatively impact demand for the Company's products. Management believes that if revenues continue to increase at historical levels and, as the Company makes changes to its product mix, the historical seasonal nature of the Company's revenues and earnings will be diminished.

Revenues for the three months ended December 31, 2000 increased by approximately $600 thousand, or 40%, compared to the same period in 1999. Revenues for the six months ended December 31, 2000 increased by approximately $1.4 million, or 40%, compared to the same period in 1999. The Company attributes the growth in its revenues for both periods to its aggressive marketing activities, the expansion of its product offerings, an increase in dealer related revenues, and the overall growth of its customer base. As a result of the Company's expanded operations and marketing activities, the Company believes future revenues will continue to exhibit growth from current levels. Management believes the seasonality in its revenues will continue to be a factor in future periods, but not to the same extent if the Company's revenues continue to rise at current rates.

During the three-month period ended December 31, 2000, the Company, pursuant to Emerging Issues Task Force Issue 2000-10, began classifying freight charges billed to customers as revenues and the related costs as part of the Company's cost of sales. The net amount of these revenues and associated costs were previously included as part of the Company's selling, general and administrative expenses. All prior periods have been restated to reflect this change.

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES


GROSS MARGIN

Gross margin for the three months ended December 31, 2000, increased by approximately $215 thousand, or 50%, compared to the same period in 1999. As a percentage of sales, gross margin for the three months ended December 31, 2000, increased to 30%, compared to 28% for the same period in 1999. Gross margin for the six months ended December 31, 2000 increased by approximately $658 thousand, or 72%, compared to the same period in 1999. As a percentage of sales, gross margin for the six months ended December 31, 2000, increased to 32%, compared to 26% for the same period in 1999. The increase for both periods was the result of better absorption of the Company's manufacturing costs, and a decrease in freight costs during the periods.

OPERATING EXPENSES

Selling, general and administrative (SG&A) expenses for the three months ended December 31, 2000 increased by approximately $217 thousand, or 29%, compared to the same period in 1999. As a percentage of sales, SG&A expenses for the three months ended December 31, 2000, decreased to 44% from 48% for the same period in 1999. SG&A expenses for the six months ended December 31, 2000 increased by approximately $447 thousand, or 30%, compared to the same period in 1999. As a percentage of sales, SG&A expenses for the six months ended December 31, 2000, decreased to 40% from 43% for the same period in 1999. The increase in selling, general and administrative expenses was primarily due to an increase in personnel related costs incurred in connection with hiring additional personnel to the sales force and managing the increase in sales volume.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled approximately $206 thousand at December 31, 2000 compared to approximately $781 thousand at June 30, 2000. Cash used in operations of approximately $1.3 million in the six months ended December 31, 2000 resulted primarily from the Company's net loss, increases in inventory of approximately $503 thousand, and in prepaid expenses of approximately $235 thousand, a decrease in accounts payable of approximately $343 thousand and a decrease in accrued liabilities of approximately $316 thousand, which was partially offset by a decrease in accounts receivable of approximately $517 thousand. For the comparable 1999 period, the cash used in operations of approximately $1.2 million resulted primarily from losses incurred during the period, increases in inventory and a decrease in accounts payable, partially offset by a decrease in accounts receivable.

The Company used approximately $185 thousand in cash in investing activities in the six month period ended December 31, 2000. The primary use of cash in investing activities was the purchase of treasury shares of approximately $111 thousand and the purchase of property and equipment of approximately $89 thousand.

The Company generated approximately $870 thousand from financing activities for the six months ended December 31, 2000. The cash generated from financing activities was from borrowings under the revolving line of credit.

Current assets totaled approximately $4.2 million at December 31, 2000, providing the Company with working capital of approximately $3.0 million.

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES


On January 13, 2001, the Company amended the terms of its $2,000,000 revolving line of credit with The Chase Manhattan Bank. The amendment revised certain financial covenants to permit the Company to consummate the acquisition of Kesmil.

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

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

The Company occasionally makes forward-looking statements concerning its plans, goals, product and service offerings, and anticipated financial performance. These forward-looking statements may generally be identified by introductions such as "outlook" for an upcoming period of time, or words and phrases such as "should", "expect", "hope", "plans", "projected", "believes", "forward-looking" (or variants of those words and phrases) or similar language indicating the expression of an opinion or view concerning the future.

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

In addition, forward-looking statements concerning the Company's expected revenue or earnings levels are subject to many additional uncertainties applicable to competitors generally and to general economic conditions over which the Company has no control. The Company does not plan to generally publicly update prior forward-looking statements for unanticipated events or otherwise and, accordingly, prior forward-looking statements should not be considered to be "fresh" simply because the Company has not made additional comments on those forward-looking statements. See the risk factors set forth in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000.

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES


PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

A.       Exhibits.

         The following exhibits are filed as part of this report:

Exhibit
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

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES


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

10.10    Exclusive Distribution Agreement dated March 21, 1998, between the
         Company and Pro Gym Equipment, Inc.(11)

10.11 Stock Acquisition Agreement dated April 14, 1998, between the Company and Product Merchandising, Inc.(11)

10.12 Agreement and Plan of Merger dated May 31, 1998, between the Company and Vantage Products International, Inc.(11)

10.13    1998 Collegiate Pacific Inc. Stock Option Plan.(3)

10.14    Credit Agreement, dated as of June 30, 1999, between Chase Bank of
         Texas, National Association, and the Company for a $2,000,000 line of credit, and related documents.(12)

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

10.17    Stock Purchase Agreement dated September 7, 2000, by and between the
         Company and Michael J. Blumenfeld.(13)

10.18    Waiver and Second Amendment to Credit Agreement dated as of September
         7, 2000, by and between Chase Bank of Texas, National Association and the Company.(14)

10.19 Assumed Notes Payable dated September 6, 2000 executed by the Company payable to Michael Blumenfeld and Abe Blumenfeld in the stated aggregate principal amount of $581,000.(14)

10.20 Fourth Amendment to Credit Agreement dated as of January 16, 2001, by and between The Chase Manhattan Bank and the Company.*

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

(4) Previously filed as an exhibit to the Company's Form 8-A dated September 9, 1999.

(5) Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 (No. 333-34294) dated April 7, 2000, as amended.

(6) Previously filed as an exhibit to the Company's Form 8-A dated June 28, 1993.

(7) Previously filed as an exhibit to the Company's Current Report on Form 8-K filed on July 12, 1993.

(8) Previously filed as an exhibit to the Company's Registration Statement on Form S-1, File No. 33-19770-NY.

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES


(9) Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1994.

(10) Previously filed as an exhibit to a Post-Effective Amendment to the Company's Registration Statement on Form S-1, File No. 33-19770-NY.

(11) Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998.

(12) Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999.

(13) Previously filed as an exhibit to the Company's Report on Form 8-K filed on September 21, 2000.

(14) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2000.

*    Filed with this Report on Form 10-QSB.


------------------------

*        Filed herewith

B.       Reports on Form 8-K.

         None.

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                    COLLEGIATE PACIFIC INC.



Dated: February 14, 2001             /s/ Michael J. Blumenfeld
                                    -------------------------------------------
                                    Michael J. Blumenfeld, Chairman and
                                    Chief Executive Officer


                                     /s/ William R. Estill
                                    --------------------------------------------
                                    William R. Estill, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


Exhibit
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

10.10    Exclusive Distribution Agreement dated March 21, 1998, between the
         Company and Pro Gym Equipment, Inc.(11)

10.11 Stock Acquisition Agreement dated April 14, 1998, between the Company and Product Merchandising, Inc.(11)

10.12 Agreement and Plan of Merger dated May 31, 1998, between the Company and Vantage Products International, Inc.(11)

10.13    1998 Collegiate Pacific Inc. Stock Option Plan.(3)

10.14    Credit Agreement, dated as of June 30, 1999, between Chase Bank of
         Texas, National Association, and the Company for a $2,000,000 line of credit, and related documents.(12)

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

10.17    Stock Purchase Agreement dated September 7, 2000, by and between the
         Company and Michael J. Blumenfeld.(13)

10.18    Waiver and Second Amendment to Credit Agreement dated as of September
         7, 2000, by and between Chase Bank of Texas, National Association and the Company.(14)

10.19 Assumed Notes Payable dated September 6, 2000 executed by the Company payable to Michael Blumenfeld and Abe Blumenfeld in the stated aggregate principal amount of $581,000.(14)

10.20 Fourth Amendment to Credit Agreement dated as of January 16, 2001, by and between The Chase Manhattan Bank and the Company.*


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

(4) Previously filed as an exhibit to the Company's Form 8-A dated September 9, 1999.

(5) Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 (No. 333-34294) dated April 7, 2000, as amended.

(6) Previously filed as an exhibit to the Company's Form 8-A dated June 28, 1993.

(7) Previously filed as an exhibit to the Company's Current Report on Form 8-K filed on July 12, 1993.

(8) Previously filed as an exhibit to the Company's Registration Statement on Form S-1, File No. 33-19770-NY.

(9) Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1994.

(10) Previously filed as an exhibit to a Post-Effective Amendment to the Company's Registration Statement on Form S-1, File No. 33-19770-NY.

(11) Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998.

(12) Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999.

(13) Previously filed as an exhibit to the Company's Report on Form 8-K filed on September 21, 2000.

(14) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2000.

---------------------------

*    Filed with this Report on Form 10-QSB.