Form 10QSB
period 2001-03-31
COLLEGIATE PACIFIC INC
filed 2001-05-15
CIK 828747

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

(Mark One)
    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   --- EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM        TO        .
                                                           ------    -------

                         Commission File Number 0-17293

                             COLLEGIATE PACIFIC INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                TEXAS                                   22-2795073
     -------------------------------        ------------------------------------
     (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
     Incorporation or Organization)

13950 SENLAC DRIVE, SUITE 100, DALLAS, TEXAS                75234
--------------------------------------------              ----------
  (Address of Principal Executive Offices)                (Zip code)

                                 (972) 243-8100
                ------------------------------------------------
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

As of May 10, 2001, there were 4,264,773 shares of the issuer's common stock outstanding and 4,244,607 of the issuer's common stock purchase warrants outstanding.

Transitional Small Business Disclosure Format (check one):

     Yes      No  X
         ---     ---

================================================================================

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS

                                                                                                   PAGE
                                                                                                  NUMBER
                                                                                                  ------

PART I:  FINANCIAL INFORMATION.

         Item 1. Consolidated Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets at March 31, 2001
         and June 30, 2000.......................................................................     1

         Condensed Consolidated Statements of Operations for the
         three and nine months ended March 31, 2001 and 2000.....................................     2

         Condensed Consolidated Statements of Cash Flows for
         the nine months ended March 31, 2001 and 2000...........................................     3

         Notes to the Condensed Consolidated Financial Statements................................     4

         Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations. ...................................................     6


PART II: OTHER INFORMATION

         Item 2. Changes in Securities and Use of Proceeds.......................................     9

         Item 4. Submission of Matters to a Vote of Security Holders.............................     9

         Item 6. Exhibits and Reports on Form 8-K................................................    10

SIGNATURES.......................................................................................    13

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  (Unaudited)
                                                                   March 31,        June 30,
                                                                     2001             2000
                                                                  -----------      -----------

                           ASSETS
Current assets:
     Cash and cash equivalents                                    $   133,465      $   780,546
     Accounts receivable, net of allowance for doubtful
       accounts of $50,236 and $38,806, respectively                1,691,347        1,384,185
     Inventories                                                    2,844,177        2,415,328
     Prepaid expenses and other assets                                475,313           39,014
                                                                  -----------      -----------
       Total current assets                                         5,144,302        4,619,073

     Property, plant and equipment, net of accumulated
       depreciation of $258,288 and $184,355, respectively            506,792          333,102

     Other assets:
       License agreements, net of accumulated amortization
          of $22,834 and $142,369, respectively                       121,568          468,049
       Cost in excess of net tangible assets acquired, net of
           accumulated amortization of $110,756 and $78,105,
           respectively                                               556,160          588,185
       Other assets, net                                              289,635           56,204
                                                                  -----------      -----------
                                                                  $ 6,618,457      $ 6,064,613
                                                                  ===========      ===========
     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                             $   602,751      $   555,795
     Accrued expenses                                                 159,447          415,002
     Current portion, notes payable to stockholders                    72,625               --
     Current portion, notes payable                                 1,070,000               --
     Other current liabilities                                         18,150           34,048
                                                                  -----------      -----------
       Total current liabilities                                    1,922,973        1,004,845

     Notes payable to stockholders                                    583,375          581,000

Stockholders' equity:
     Common stock, $.01 par value; authorized 50,000,000
        shares; issued 4,244,607 and 4,264,773 shares,
        respectively                                                   42,648           42,446
     Additional paid-in capital                                     6,452,278        6,461,453
     Accumulated deficit                                           (2,011,196)      (1,754,688)
     Treasury shares at cost; 36,226 and 20,860 shares,
         respectively                                                (366,470)        (255,443)
                                                                  -----------      -----------
                                                                    4,117,260        4,493,768

     Less notes receivable from stockholders                           (5,151)         (15,000)
                                                                  -----------      -----------
        Total stockholders' equity                                  4,112,109        4,478,768
                                                                  -----------      -----------
                                                                  $ 6,618,457      $ 6,064,613
                                                                  ===========      ===========

     See accompanying notes to condensed consolidated financial statements.

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                            Three Months Ended                Nine Months Ended
                                                 March 31,                         March 31,
                                        ----------------------------      ----------------------------
                                           2001             2000             2001             2000
                                        -----------      -----------      -----------      -----------

Net sales                               $ 3,809,903      $ 3,402,517      $ 8,668,096      $ 6,870,242
Cost of sales                             2,352,118        2,282,404        5,641,917        4,803,979
                                        -----------      -----------      -----------      -----------
     Gross margin                         1,457,785        1,120,113        3,026,179        2,066,263


Selling, general and administrative
   expenses                               1,235,146        1,027,373        3,172,064        2,553,429
                                        -----------      -----------      -----------      -----------
     Operating profit (loss)                222,639           92,740         (145,885)        (487,166)

Other income (expense)

     Interest expense                       (56,228)         (74,138)        (113,869)        (169,143)
     Other income                             1,490            2,232            3,246            4,167
                                        -----------      -----------      -----------      -----------

Net earnings (loss)                     $   167,901      $    20,834      $  (256,508)     $  (652,142)
                                        ===========      ===========      ===========      ===========

Net earnings (loss) per share-basic
and diluted                             $      0.04      $      0.01      $     (0.06)     $     (0.19)
                                        ===========      ===========      ===========      ===========

Shares used in computing net loss
per share:
Basic                                     4,261,412        3,527,096        4,250,126        3,482,485
Diluted                                   4,263,363        3,557,319        4,250,126        3,482,485

      See accompanying notes to condensed consolidated financial statements

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                Nine months ended
                                                                     March 31,
                                                             ----------------------------
                                                                2001             2000
                                                             -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                $  (256,508)     $  (652,142)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                               172,024          133,872
     Changes in operating assets and liabilities              (1,455,794)      (1,246,715)
                                                             -----------      -----------
Net cash used in operating activities                         (1,540,278)     $(1,764,985)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                        (150,625)         (32,973)
     Cash paid for treasury shares                              (111,027)        (114,662)
     Cash paid for licenses                                           --         (298,302)
     Cash used in business acquisition, net of cash
         acquired                                                     --         (114,543)
     Cash received on notes receivable from stockholders           9,849           28,405
                                                             -----------      -----------

Net cash used in investing activities                           (251,803)        (532,075)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings                                  1,070,000               --
     Proceeds from notes payable to stockholders                  75,000        1,360,280
     Proceeds from issuance of common stock                           --          794,943
                                                             -----------      -----------

Net cash provided by financing activities                      1,145,000        2,155,223
                                                             -----------      -----------

Net decrease in cash and cash equivalents                       (647,081)        (141,837)

Cash and cash equivalents at beginning of period                 780,546          543,382
                                                             -----------      -----------

Cash and cash equivalents at end of period                   $   133,465      $   401,545
                                                             ===========      ===========
Noncash investing activities:
     Common stock issued for purchase of fixed assets        $    96,998      $        --
                                                             ===========      ===========
     Warrants cancelled in conjunction with
         amendment to distribution agreement                 $   105,971      $        --
                                                             ===========      ===========

Supplemental disclosure of cash flow information
Cash paid during the period for interest                     $    95,314      $   132,213
                                                             ===========      ===========
Cash paid during the period for income taxes                 $    29,168      $        --
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

1.   BASIS OF PRESENTATION.

     These unaudited condensed consolidated financial statements of Collegiate Pacific Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the company's annual report on Form 10-KSB for the fiscal year ended June 30, 2000. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included.

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

3.   BUSINESS COMBINATION.

     On September 7, 2000, the company purchased all the outstanding stock of Kesmil Manufacturing, Inc., a manufacturer of sports related metal products, which was 100% owned by the company's Chairman and Chief Executive Officer. The company was, prior to the acquisition, the only customer for Kesmil's products. The company assumed notes payable to the Chairman and a relative of the Chairman, for $581 thousand and other liabilities of approximately $400 thousand. The notes payable to stockholders are subordinate to the company's revolving line of credit, are not secured by any of the company's assets and mature on August 31, 2004. The notes payable to stockholders bear interest at the rate of 12% per annum and are payable in quarterly installments of approximately $36 thousand.

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

     Selected financial information for the combined entities included in the consolidated statements of operations for the three and nine month periods ended March 31, 2001 and 2000 are as follows:

                                      FOR THE THREE MONTHS      FOR THE NINE MONTHS
                                             ENDED                    ENDED
                                            MARCH 31                 MARCH 31
                                      --------------------      --------------------
                                        2001        2000         2001         2000
                                      --------     -------      -------      -------

Net sales:
  CPI                                  $ 3,810     $ 3,403      $ 8,668      $ 6,870
  Kesmil                                    --         230          136          776
Elimination of intercompany sales           --        (230)        (136)        (776)
                                       -------     -------      -------      -------
Combined                               $ 3,810     $ 3,403      $ 8,668      $ 6,870
                                       =======     =======      =======      =======

Net income (loss):
  CPI                                  $   167     $   130      $  (157)     $  (293)
  Kesmil                                    --        (109)         (94)        (304)
Elimination of intercompany profit
 in inventory                               --          --           (6)         (55)
                                       -------     -------      -------      -------
Combined                               $   167     $    21      $  (257)     $  (652)
                                       =======     =======      =======      =======

4.   EQUITY

     In January 2001, the company modified a distribution agreement with an Internet company, which gave the Internet company the ability to expand its offerings of sporting goods with other suppliers. The Internet company had received 40,000 common stock warrants from the company as part of the consideration and upon agreement of the modification of the distribution agreement, the warrants were cancelled. The company purchased tooling from a Far East supplier and issued 20,166 shares of common stock valued at approximately $97 thousand as payment.

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

The company believes it is the fastest growing supplier of sporting goods equipment to the institutional and dealer market. Since the company commenced its first national marketing programs in March 1998, it has received orders from more than 27,000 locations and continues to add new customers at a high rate. The company believes that its dedication to product quality and customer service is the primary reason for the growth rate of the company's revenues and new customers.

The company's fiscal year ends on June 30th. References herein to fiscal 2000 and fiscal 2001 refer to our fiscal years ending on June 30, 2000 and 2001, respectively.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000 AND NINE MONTHS ENDED MARCH 31, 2001 COMPARED TO NINE MONTHS ENDED MARCH 31, 2000

NET SALES

The company's sales and earnings are seasonal in nature. Historically, the company has reported lower sales and earnings in the first and second fiscal quarters because many of the company's primary customers are closed for the year-end holidays. Other factors, such as poor weather, could negatively impact demand for the company's products. Management believes that if sales continue to increase at historical levels and, as the company makes changes to its product mix, the historical seasonal nature of the company's sales and earnings will be diminished.

Net sales for the three months ended March 31, 2001, increased by approximately $407 thousand, or approximately 12%, compared to the same period in 2000. Net sales for the nine months ended March 31, 2001, increased by approximately $1.8 million, or 26%, compared to the same period in 2000. The company attributes the growth in its revenues for both periods to its aggressive marketing activities, the expansion of its product offerings, an increase in dealer related revenues, and the overall growth of its customer base. As a result of the company's expanded operations and marketing activities, the company believes future revenues will continue to exhibit growth from current levels. Management believes the seasonality in its revenues will continue to be a factor in future periods, but may not be to the same extent if the company's revenues continue to rise at current rates.

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

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

GROSS MARGIN

Gross margin for the three months ended March 31, 2001, increased by approximately $338 thousand, or 30%, compared to the same period in 2000. As a percentage of sales, gross margin for the three months ended March 31, 2001, increased to 38%, compared to 33% for the same period in 2000. Gross margin for the nine months ended March 31, 2001, increased by approximately $960 thousand, or 46%, compared to the same period in 2000. As a percentage of sales, gross margin for the nine months ended March 31, 2001, increased to 35%, compared to 30% for the same period in 1999. The increase for both periods was the result of better absorption by the company of its manufacturing costs, a higher percentage of manufactured goods sold as a percent of overall sales, a modest increase in average selling price, and a decrease in freight costs.

OPERATING EXPENSES

Selling, general and administrative (SG&A) expenses for the three months ended March 31, 2001, increased by approximately $208 thousand, or 20%, compared to the same period in 2000. As a percentage of sales, SG&A expenses for the three months ended March 31, 2001, increased to 32% from 30% for the same period in 2000. SG&A expenses for the nine months ended March 31, 2001, increased by approximately $619 thousand, or 24%, compared to the same period in 2000. As a percentage of sales, SG&A expenses were 37% for both nine month periods. The increase in selling, general and administrative expenses was primarily due to an increase in personnel related costs incurred in connection with hiring additional personnel to the sales force, as well as in connection with managing the increase in sales volume and advertising costs associated with the company's additional marketing efforts.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled approximately $133 thousand at March 31, 2001, compared to approximately $781 thousand at June 30, 2000. Cash used in operations of approximately $1.5 million in the nine months ended March 31, 2001, resulted primarily from the company's net loss, increases in inventory of approximately $428 thousand, prepaid expenses of approximately $436 thousand, an increase in accounts receivable of approximately $307 thousand, and a decrease in accrued expense of approximately $256 thousand, which were partially offset by an increase in accounts payable of approximately $47 thousand. For the comparable 2000 period, the cash used in operations of approximately $1.8 million resulted primarily from losses incurred during the period, increases in inventory of approximately $667 thousand, increases in accounts receivable of approximately $337 thousand, increases in prepaid expenses of approximately $450 thousand, which were partially offset by an increase in accounts payable and accrued expenses.

The company used approximately $252 thousand in cash in investing activities in the nine month period ended March 31, 2001. The primary use of cash in investing activities was the purchase of treasury shares of approximately $111 thousand and the purchase of property and equipment of approximately $152 thousand.

The company generated approximately $1.2 million from financing activities for the nine months ended March 31, 2000. The cash generated from financing activities was from borrowings of approximately $1.1 million under the company's revolving line of credit and from stockholder borrowings of approximately
$75 thousand.

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

Current assets totaled approximately $5.1 million at March 31, 2001, providing the company with working capital of approximately $3.2 million.

On January 13, 2001, the company amended the terms of its $2,000,000 revolving line of credit with The Chase Manhattan Bank. The amendment revised certain financial covenants to permit the company to consummate the acquisition of Kesmil.

The borrowings under the Revolving Credit Facility are classified as current liabilities since the existing facility expires in October 2001. The company intends to either extend the terms of the existing facility or the seek financing from other banks. The company's relationship with the existing lender is good and, accordingly, management believes its current lender will agree to extend the terms of the existing facility. Alternatively, management believes the company will be able to find alternative financing with other lenders in the event its current lender elects not to extend the company's current facility. Management believes the company will be able to satisfy its short-term and long-term liquidity requirements from borrowings under the revolving line of credit and from cash generated from operations. The company may experience periods of higher borrowing under its revolving line of credit due to the seasonal nature of its business cycle. The company is actively involved in seeking expansion through acquisitions and joint ventures, and the success of such efforts may require additional bank debt, equity financing, or private financing.

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

These forward-looking statements are subject to risks and uncertainties based on a number of factors and actual results or events may differ materially from those anticipated by such forward-looking statements. These factors include, but are not limited to: the growth rate of the company's revenue and market share; the consummation of new, and the non-termination of, existing contracts; new competitors entering the company's business, the company's ability to effectively manage its business functions while growing its business in a rapidly changing environment; the company's ability to adapt and expand its services in such an environment; the company's ability to successfully refinance or extend its line of credit or obtain alternative sources of financing; the effective and efficient management of the company's inventory levels and processing of sales orders; the quality of the company's plans and strategies; and the company's ability to execute such plans and strategies.

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

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

In connection with the company's acquisition of equipment, the company issued 20,166 shares of its common stock to one of its Far East suppliers during the third quarter of fiscal 2001. The issuance of those unregistered securities by the company was exempt from the registration requirements of the Securities Act of 1933, as amended by virtue of Section 4(2) thereof as a transaction not involving a public offering and an appropriate restrictive legend was affixed to the certificate.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

As contemplated in the company's Proxy Statement which was mailed to shareholders beginning on February 21, 2001, the company's shareholders elected Michael J. Blumenfeld, Adam Blumenfeld, Arthur J. Coerver, Harvey Rothenberg, Jeff Davidowitz, William A. Watkins and Robert W. Hampton as directors of the company, each to serve until the annual meeting of shareholders to be held in 2002. The company's shareholders also considered proposal to increase the number of authorized shares under its Stock Option Plan to 1,000,000 shares and to ratify the selection of Grant Thornton LLP as the independent auditor of the company for the year ending June 30, 2001.

Each of the foregoing proposals were approved at the company's annual meeting of stockholders on March 20, 2001. Each Board nominee received the number of votes indicated below.

                      No. of Votes Cast      No. of Votes Cast
      Nominee           For Election        Against or Withheld
      -------         -----------------     -------------------

Michael J. Blumenfeld     3,723,625               1,921
Adam Blumenfeld           3,723,625               1,921
Arthur J. Coerver         3,723,629               1,917
Harvey Rothenberg         3,723,629               1,917
Jeff Davidowitz           1,334,901               1,917
William A. Watkins        1,334,901               1,917
Robert W. Hampton         1,334,901               1,917

With respect to the approval of the proposal to increase the number of authorized shares under the company's Stock Option Plan, the votes cast for, against and abstaining were as follows:

Votes For         2,613,902
Votes Against       103,059
Abstentions           1,164
Not Voted         1,007,421

With respect to the approval of the proposal to ratify the selection of Grant Thornton LLP, the votes cast for, against and abstaining were as follows:

Votes For         3,723,725
Votes Against         1,068
Abstention              753

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

A.   Exhibits.

     The following exhibits are filed as part of this report:

Exhibit
Number                              Exhibit
-------                             -------

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

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

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

10.19 Assumed Notes Payable dated September 6, 2000 executed by the company payable to Michael Blumenfeld and Abe Blumenfeld in the stated aggregate principal amount of $581,000.(14)

10.20 Fourth Amendment to Credit Agreement dated as of January 16, 2001, by and between The Chase Manhattan Bank and the company.(15)

10.21    First Amendment to Stock Option Plan.(16)

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

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

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

(15) Previously filed as an exhibit to the company's Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 2000.

(16) Previously filed as an exhibit to the company's Registration Statement on Form SB-2 (No. 333-34294) dated April 30, 2001.

B.   Reports on Form 8-K.

     None.

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                    COLLEGIATE PACIFIC INC.


Dated: May 15, 2001
                                    /s/ MICHAEL J. BLUMENFELD
                                    --------------------------------------------
                                    Michael J. Blumenfeld, Chairman and
                                    Chief Executive Officer



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

10.19 Assumed Notes Payable dated September 6, 2000 executed by the company payable to Michael Blumenfeld and Abe Blumenfeld in the stated aggregate principal amount of $581,000.(14)

10.20 Fourth Amendment to Credit Agreement dated as of January 16, 2001, by and between The Chase Manhattan Bank and the company.(15)

10.21    First Amendment to Stock Option Plan.(16)

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

(15) Previously filed as an exhibit to the company's Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 2000.

(16) Previously filed as an exhibit to the company's Registration Statement on Form SB-2 (No. 333-34294)dated April 30, 2001.