Form 10KSB
period 2001-06-30
COLLEGIATE PACIFIC INC
filed 2001-09-28
CIK 828747

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------
                                   FORM 10-KSB
(Mark One)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED JUNE 30, 2001

                                       OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NO. 0-17293

                             COLLEGIATE PACIFIC INC.

            DELAWARE                                    22-2795073
(State or other jurisdiction of             (I.R.S. employer identification no.)
incorporation or organization)

 13950 SENLAC, SUITE 100, DALLAS, TEXAS                                 75234
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for the fiscal year ended June 30, 2001 were $13,272,696.

The aggregate market value of voting stock held by non-affiliates of the registrant is approximately $7,636,999. This amount was calculated by reducing the total number of shares of common stock held by officers, directors, and shareholders owning in excess of 10% of the issuer's common stock, and multiplying the remainder by the average of the bid and ask price for the issuer's common stock on September 21, 2001, as reported on the National Association of Securities Dealers, Inc. Automated Quotation System. The information provided shall in no way be construed on admission that any officer, director, or more than 10% shareholder of the registrant may be deemed an affiliate of the registrant or that such person is the beneficial owner of the shares reported as being held by such person, and any such inference is hereby disclaimed.

On September 21, 2001, there were 4,264,773 shares of the issuer's common stock, $0.01 par value, outstanding, and 4,244,607 common stock purchase warrants to acquire shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one):
Yes       No  X
    ---      ---

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer's Proxy Statement for the Annual Meeting of Stockholders to be held on or about December 6, 2001 (to be filed) are incorporated by reference into Part III of this Form 10-KSB.

                             COLLEGIATE PACIFIC INC.
                                   FORM 10-KSB
                         FISCAL YEAR ENDED JUNE 30, 2001

                                TABLE OF CONTENTS

                                                                                  PAGE
                                                                                  ----
PART I

Item 1          Description of Business                                              1

Item 2          Description of Property                                              4

Item 3          Legal Proceedings                                                    4

Item 4          Submission of Matters to a Vote of Security Holders                  4

PART II

Item 5          Market for Common Equity and Related Stockholder Matters             5

Item 6          Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                7

Item 7          Consolidated Financial Statements                                   15

Item 8          Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure                                                30

PART III

Item 9          Directors, Executive Officers, Promoters and Control Persons;
                Compliance with Section 16(a) of the Exchange Act                   31

Item 10         Executive Compensation                                              31

Item 11         Security Ownership of Certain Beneficial Owners and Management      31

Item 12         Certain Relationships and Related Transactions                      31

PART IV

Item 13         Exhibits, List and Reports on Form 8-K                              32

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

BACKGROUND.

Collegiate Pacific Inc. ("we," "us," "our," or the "Company") was originally incorporated in Pennsylvania in 1987. From August 1989 to June 16, 1997, the Company was engaged in the business of developing and marketing drug testing products under the name Drug Screening Systems, Inc. On June 16, 1997, we sold substantially all of our assets, changed our name to DSSI, and thereafter had no formal operations.

         On February 17, 1998, our stockholders authorized us to enter into the business of distributing sports equipment. This change in our business was accomplished through the following steps:

         o The Company sold 2,000,000 shares of its common stock, a controlling interest in the Company. The price of the shares was $1.00 per share, which was the average of the bid and ask price of the common stock on August 18, 1997, the date of the Stock Purchase Agreement, or a total price of $2 million. Michael J. Blumenfeld ("Mr. Blumenfeld") purchased 1,960,000 shares and Adam Blumenfeld purchased 40,000 shares;

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

We then entered into exclusive distribution agreements with the following companies:

         o Equipmart, Inc., a manufacturer of rollers and component parts for the tennis industry, on February 24, 1998;

         o FunNets, Inc., a manufacturer of plastic frames and nets used as soccer goals and other related purposes, on March 7, 1998; and

         o Edwards Sports Products Limited, a manufacturer of tennis nets and court equipment, on February 7, 2000.

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

         The Company's executive offices are located at 13950 Senlac Drive, Suite 100, Dallas, Texas 75234, and our telephone number at that location is
(972) 243-8100. The Company's fiscal year ends on June 30th. References herein to "fiscal 1999," "fiscal 2000," "fiscal 2001" and "fiscal 2002" refer to our fiscal years ended June 30, 1999, 2000, 2001, and 2002, respectively.

BUSINESS

         We are in the mail order marketing of sports equipment business. We sell our products primarily to institutional customers located throughout the United States. Our principal customers include country clubs, schools, YMCAs, YWCAs and similar recreational organizations, municipal recreation departments, and other governmental agencies. We offer a broad line of sporting equipment, including inflatable balls, nets for various sports, standards and goals for sports, weight lifting equipment, and other recreational products, and we also provide after-sale customer service through toll-free numbers.

         We believe that prompt delivery of a broad range of products at competitive prices, coupled with prompt, accessible customer service, distinguishes the Company from its competitors. We currently market about 3,000 sports and recreational related equipment and products to over 200,000 potential institutional, retail, Internet, and sporting good dealer type customers. Since commencing operations, we have sold products to approximately 25,000 customers.

         Our master mailing list currently includes over 200,000 potential customers, and we intend to distribute approximately 750,000 catalogs and fliers to this audience during fiscal 2002. Michael J. Blumenfeld, the Chief Executive Officer of the Company with over 25 years of experience in the industry, supervised the development of this mailing list, and it is carefully maintained, screened, and cross-checked. We subdivided this mailing list into various combinations designed to place catalogs in the hands of the individuals making the purchase decisions. The master mailing list is also subdivided by relevant product types, seasons, and customer profiles. We also use other forms of solicitations such as trade shows, telemarketing, and the Internet.

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

COMPETITION

         We compete principally in the institutional market with local sporting goods dealers and other direct mail companies, which collectively dominate the institutional market. We compete on a number of factors, including price, relationships with customers, name recognition, product availability and quality of service. We believe that we have an advantage on the institutional market over traditional sporting goods retailers because our selling prices do not include comparable price markups attributable to wholesalers, manufacturers, and distributors. In addition, we believe we have an advantage over other direct mail marketers of sporting goods because we offer superior products, coupled with prompt and accessible service, at the most competitive prices.

EMPLOYEES

         We currently employ 52 people on a full-time basis. In addition, we may hire temporary employees as seasonal increases in demand occur. None of our employees are represented by a union, and we believe our relations with our employees are good.

ITEM 2.  DESCRIPTION OF PROPERTY.

         We lease our corporate headquarters and a warehouse facility located in Farmers Branch, Texas, with approximately 68,000 square feet. The lease for this facility expires in August, 2005. The Company also leases a sales office in Memphis, Tennessee, with approximately 1,500 square feet. The lease for this facility expires in 2005. We believe these facilities will be adequate for our business needs for the foreseeable future. We do not own any real property.

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

         The tables below set forth the high and low sales prices for the common stock and the redeemable common stock purchase warrants during each of the periods indicated, as reported on the American Stock Exchange, and the range of the high and low bid information for the Company's common stock, as reported by the NASD prior to June 7, 2000. The price quotations on NASD reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

      COMMON STOCK              FISCAL 2001            FISCAL 2000
    ---------------             ------------           ------------
    CALENDAR PERIOD             LOW     HIGH           LOW     HIGH
    ---------------             ---     ----           ---     ----
July 1 - September 30          $6.00    $9.75        $ 9.38   $14.38
October 1 - December 31         5.50     6.25          4.38    11.88
January 1 - March 31            3.75     5.63          3.00    14.75
April 1 - June 30               3.85     4.05         10.13    14.00

        WARRANTS                FISCAL 2001            FISCAL 2000
    ---------------             ------------           ------------
    CALENDAR PERIOD             LOW     HIGH           LOW     HIGH
    ---------------             ---     ----           ---     ----
July 1 - September 30          $1.25    $1.88         $  --    $  --
October 1 - December 31         1.00     1.25            --       --
January 1 - March 31            0.60     0.90            --       --
April 1 - June 30               0.73     0.85          1.25     3.25

         On January 14, 2000, our shareholders approved an amendment to the Company's Certificate of Incorporation authorizing a one-for-five reverse stock split, which became effective on January 19, 2000. The prices set forth in the foregoing tables have been adjusted to take into account the reverse stock split.

         As of September 21, 2001, there were approximately 350 holders of record of our common stock, and there were 4,264,773 shares of common stock issued and outstanding, and 4,244,607 common stock purchase warrants issued and outstanding.

         The Company did not declare or pay any cash dividends on its common stock during fiscal 2001. On May 26, 2000, each record holder of our common stock received a special dividend from the Company of one warrant for each share of common stock owned by the record holder. The Company issued the warrants pursuant to a warrant agreement between the Company and Continental Stock Transfer and Trust Company, Inc.

         Each warrant entitles the holder to purchase from the Company, for cash, one share of common stock at $5.00 per share. The number of shares purchasable upon exercise of each warrant and price per share may be adjusted under certain conditions. Holders may exercise the warrants at any time on or before May 26, 2005, unless extended by the Company. The warrants are callable and cancelable at a cancellation price of $.10 per share of common stock purchasable upon exercise of the warrants. If the Company calls the warrants for cancellation, holders may exercise the warrants at any time prior to the close of business on the business day preceding the date fixed for cancellation.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED JUNE 30, 2001 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2000

         Net Sales. Net sales for the twelve months ended June 30, 2001 increased by approximately $2.9 million, or approximately 29%, compared to the same period in 2000. We attribute the growth in net sales primarily to an overall increase in catalog sales and dealer-related revenues. We believe future net sales will continue to rise from current levels, however, no assurances can be made that any future increases in revenues will be at the same rate. We also believe that seasonality in net sales will continue to be a factor in future periods as net sales during the third and fourth quarters of the our fiscal year are typically higher due primarily to the budgeting procedures of our customers and the seasonal demand for our products.

         Gross Profit. The Company's gross profit for the twelve months ended June 30, 2001, increased by approximately $1.4 million, or approximately 40%, compared to the same period in 2000. As a percentage of sales, gross profit increased to 36% compared to 33% for the same period in 2000. The increase in gross profit was primarily due to the increase in sales of the Company's manufactured products and the decrease in freight costs.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the twelve months ended June 30, 2001, increased by approximately $523 thousand, or approximately 13%, compared to the same period in 2000. As a percentage of sales, selling, general and administrative expenses decreased to approximately 35% from 40% for fiscal 2000. The increase in selling, general, and administrative expenses was due primarily to:

         o an increase in salaries and personnel related costs of approximately $392 thousand for additional sales personnel hired by the Company to manage the increase in its sales volume and for the additional administrative personnel; and

         o an increase in advertising and trade show expenses of approximately $202 thousand incurred to mail catalogs to existing and new customers, as well as an increase in fliers and promotional literature.

These increases in personnel and advertising costs were partially offset by small decreases in other expense categories.

         Operating Profit. Operating profit increased by approximately $834 thousand for the twelve months ended June 30, 2001 compared to the same period in fiscal 2000. As a percentage of net sales, the operating profit increased to approximately 1% compared to a 7% operating loss for the twelve-months ended June 30, 2000. The increase was attributable to increased sales activity, a small increase in gross profit as a percentage of sales, and the reduction of selling, general and administrative expenses as a percentage of sales during fiscal 2001.

         Interest Expense. Interest expense increased by approximately $45 thousand for the twelve months ended June 30, 2001, compared to the twelve months ended June 30, 2000. As a percentage of sales, interest expense was approximately 1% and 2% for the twelve months ended June 30, 2001 and 2000, respectively. The decrease primarily reflects the use of proceeds from the sale of common stock in late fiscal 2000, which was used to fund working capital requirements in fiscal 2001. Approximately $86 thousand in fiscal 2001 and $121 thousand in fiscal 2000 relates to interest paid on the note payable to Mr. Blumenfeld. See "Liquidity and Capital Resources."

         Provision for Income Taxes. There was an income tax benefit of $27 thousand in 2001 compared to an income tax expense of $52 thousand in 2000. The change resulted from revisions to estimated state income taxes of one of our subsidiaries for fiscal 2000.

         Net Profit. The net profit increased by approximately $953 thousand for the twelve months ended June 30, 2001, compared to the same period in fiscal 2000. As a percentage of net sales, the net profit increased to approximately zero for the twelve months ended June 30, 2001 compared to a 9% net loss for the twelve months ended June 30, 2000. The increase was attributable to increased sales activity, a small increase in gross profit as a percentage of sales, and the reduction of selling, general and administrative expenses as a percentage of sales during fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

         Cash used in operations for the twelve months ended June 30, 2001 was approximately $554 thousand, compared to approximately $1.3 million for the same period in 2000. The decrease was due primarily to an increase in net profit resulting from the increase in sales levels, and a seasonal increase in accounts payable due to an increase in inventories.

         The Company used approximately $372 thousand in cash for investing activities during fiscal 2001. The primary use of cash in investing activities was the repurchase of the Company's common stock and the purchase of property and equipment. The Company expects to spend a smaller amount for capital expenditures in fiscal 2002.

         The Company generated approximately $495 thousand in cash from financing activities for the twelve months ended June 30, 2001. The cash generated from financing activities was primarily from borrowings under the Company's line of credit.

         Current assets totaled approximately $5 million at the end of fiscal 2001, providing the Company with working capital of approximately $3.3 million.

         On September 14, 1999, the Company agreed to terms for a $2 million Revolving Line of Credit with Chase Bank of Texas, N.A. The Revolving Line of Credit allows the Company to borrow funds based upon a certain percentage of its accounts receivable and inventories. This facility will mature on October 31, 2001, and includes a provision for letters of credit. Borrowings under the Revolving Line of Credit bear interest at the prevailing prime rate plus 1/4% or LIBOR plus 2 1/2%. As of June 30, 2001, there was $420 thousand outstanding under the Revolving Line of Credit, leaving the Company with approximately $1.6 million of availability. No amounts were outstanding at June 30, 2000. Mr. Blumenfeld guaranteed the Revolving Line of Credit up to $1 million. The Company is currently negotiating with its existing and other lenders to obtain a new line of credit. Management believes the Company's relationship with its existing lender and creditworthiness is such that the Company will be able to obtain a new revolving line of credit to finance its working capital requirements for the foreseeable future. There can be no assurance, however, that the Company will be able to secure a new credit facility or a credit facility on the same or better terms than its existing facility.

         We believe the Company will satisfy its short term and long-term liquidity needs from borrowings under the Revolving Line of Credit, a new line of credit, and cash flows from operations. We may experience periods of higher borrowing under the credit facility due to the seasonal nature of the Company's business cycle. We are actively seeking expansion through acquisitions and/or joint ventures, and the success of such efforts may require additional bank debt, equity financing, or private financing.

CERTAIN FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS OR FUTURE OPERATING
RESULTS

         This report contains various forward-looking statements and information that are based upon management's beliefs as well as assumptions made by and information currently available to management. When used in this report the words "anticipate," "believe," "estimates," "expect," "predict," "project," and similar expressions are intended to identify forward looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected or projected. Among the key factors that may have a direct bearing on the Company's results are set forth below.

LIMITED OPERATING HISTORY

         We have a limited operating history upon which to base an evaluation of the Company and its prospects.

         Collegiate Pacific only recently entered into the catalog and mail-order distribution of sporting goods, and it incurred a profit of approximately $4 thousand and a loss of approximately $949 thousand for fiscal 2001 and fiscal 2000, respectively.

         Our prospects must be considered in light of the risk, expenses, and difficulties frequently encountered by start-up companies in the marketing industry. To address these risk, we must, among other things:

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

         In addition, our limited operating history makes it difficult or impossible to predict future operating results. We cannot give you any assurance that our revenues will increase or even continue at their current level, or that we will attain profitability or generate cash from operations in the future.

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

MANAGING POTENTIAL GROWTH

         We experienced a period of significant growth, and our continued expansion may significantly strain our management, financial, and other resources. We believe that improvements in management and operational controls, and operations, financial and management information systems could be needed to manage future growth. We cannot assure you that:

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

FUTURE CAPITAL REQUIREMENTS

         Our cash flow from existing operations may not support an expansion of operations or future acquisitions. We incurred a profit of approximately $4 thousand and a loss of approximately $949 thousand for fiscal 2001 and fiscal 2000, respectively. We funded our operations primarily from the sale of stock to Michael Blumenfeld and others in February and March of 1998 and with working capital loans from Mr. Blumenfeld. In addition, on September 14, 1999, we obtained a $2 million revolving line of credit from Chase Bank of Texas, N.A., which matures in October 2001. On February 29, 2000, we received approximately $1.2 million in cash from the sale of convertible notes. We may need to seek additional third-party financing to raise additional capital needed to support any future growth.

         We are in the process of negotiating the terms of a new credit facility with our existing lender and other potential lenders. Although we believe our relationship with our existing lender is good, we cannot give you any assurance that we will be able to timely renew or secure a new facility or that additional funding will be available on acceptable terms, if at all. If we cannot obtain adequate funds from third parties we may have to forego strategic decisions or delay, scale back, or eliminate certain aspects of our operations. This could have a material adverse effect on our business, financial condition, and results of operations.

DEPENDENCE ON KEY PERSONNEL

         Our performance is substantially dependent on the skills, experience, and performances of our Chief Executive Officer, Michael J. Blumenfeld, as well as our ability to retain and motivate other officers and key employees, certain of whom would be difficult to replace. The Company does not have an employment agreement with Mr. Blumenfeld. The Company does not have a "key person" life insurance policy on any of its officers or other employees.

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

         o        adverse economic conditions in foreign countries; and

         o        political turmoil.

         The occurrences of any one or more of the events described above could adversely affect our business, financial condition, and results of operations due to an inability to make timely shipments to our customers or by utilizing other more costly carriers or means of shipping.

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

CONTROL BY MAJOR STOCKHOLDER

         Michael J. Blumenfeld, Chairman and Chief Executive Officer of Collegiate Pacific, currently owns 2,191,207 shares or 51% of our common stock, and holds options and a Warrant convertible into 2,245,607 shares of the Company's outstanding voting Common Stock. As a result, Mr. Blumenfeld has the power to initiate or block corporate actions such as an amendment to the Company's Certificate of Incorporation, the consummation of any merger, or the sale of all or substantially all of the assets of the Company. In addition, Mr. Blumenfeld may control the election of directors and any other action requiring stockholder approval.

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

         Historically, the weekly trading volume of our common stock has been relatively small. Any material increase in public float could have a significant impact on the price of the common stock. In addition, the stock market has occasionally experienced extreme price and volume fluctuations that often affected market prices for smaller companies. These extreme price and volume fluctuations often are unrelated or disproportionate to the operating performance of the affected companies. Accordingly, the price of the common stock could be affected by such fluctuations.

OUTSTANDING STOCK OPTIONS

         Outstanding options may have an effect on the price of our securities. There are 5,000 options, each to purchase one share of our Common Stock, issued by DSSI Corporation under the Drug Screening Systems, Inc. Stock Option Plan of 1994 that are still outstanding. In addition, we have granted 509,200 options, each to purchase one share of our Common Stock, to key employees, officers, and directors under our 1998 Collegiate Pacific Inc. Stock Option Plan. These outstanding options could have a significant adverse effect on the trading price of our common stock, especially if a significant volume of the options were exercised and the stock issued were immediately sold into the public market.

THE EXERCISE OF OUTSTANDING WARRANTS AND OPTIONS COULD HAVE A DILUTIVE EFFECT

         As of September 1, 2001, there were outstanding options and warrants held by shareholders and certain third parties to purchase approximately 4,757,807 shares of Common Stock. The options and warrants have exercise prices ranging from $1.25 per share to $9.38 per share. The exercise of warrants or options and the sale of the underlying shares of common stock (or even the potential of such exercise or sale) could have a negative effect on the market price of our common stock, and will have a dilutive impact on other shareholders.

         If we attempt to raise additional capital through the issuance of equity or convertible debt securities, the terms upon which we will be able to obtain additional equity capital, if at all, may be negatively affected since the holders of outstanding warrants and options can be expected to exercise them, to the extent they are able, at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable than those provided in such warrants or options.

DEPENDENCE OF WARRANT HOLDERS ON MAINTENANCE OF CURRENT REGISTRATION STATEMENT; POSSIBLE LOSS OF VALUE OF WARRANTS

         Before exercising the Warrants, a current registration statement (or an exemption therefrom) must be in effect with the Commission and with the various state securities authorities in the states where Warrant holders reside. We intend to keep effective a registration statement covering the Warrants and the underlying Shares while the Warrants are exercisable. However, we expect to incur substantial continuing expenses for legal and accounting fees in doing so. There can be no assurance that we will be able to maintain a current registration statement while the Warrants are exercisable. Our inability to maintain an effective registration statement and qualification in appropriate states (or exemptions therefrom) covering the underlying shares would render the Warrants unexercisable and may deprive them of all or a portion of their value.

POTENTIAL ADVERSE EFFECT OF REDEMPTION OF WARRANTS

         We may redeem each Warrant at $.10 per Warrant after the occurrence of certain preconditions. Redemption of the Warrants could force the Warrant holders to exercise the Warrants at a time when it may be disadvantageous for the holders to do so or to sell the Warrants at their then current market price when the holders might otherwise wish to hold the Warrants for possible appreciation. Any holders who do not exercise warrants prior to their expiration or redemption, as the case may be, will forfeit the right to purchase the shares of Common Stock underlying the Warrants.

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS.

                                                                                         Page
                                                                                         ----
         Index to Consolidated Financial Statements                                        15
         Report of Independent Certified Public Accountants                                16
         Consolidated Balance Sheets as of June 30, 2001 and 2000                          17
         Consolidated Statements of Operations for the years ended June 30, 2001
         and 2000                                                                          18
         Consolidated Statement of Stockholders' Equity for the years ended
         June 30, 2001 and 2000                                                            19
         Consolidated Statements of Cash Flows for the years ended June 30, 2001
         and 2000                                                                          20
         Notes to Consolidated Financial Statements                                        21

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Stockholders and Board of Directors of Collegiate Pacific Inc. and Subsidiaries

         We have audited the accompanying consolidated balance sheets of Collegiate Pacific Inc. and Subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Collegiate Pacific Inc. and Subsidiaries as of June 30, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                       /s/ Grant Thornton LLP

Dallas, Texas
August 21, 2001

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2000 AND 2001

                                     ASSETS

                                                                          2001            2000
                                                                       ----------      ----------
Current Assets:
     Cash and cash equivalents                                         $  349,508      $  780,546
     Accounts receivable, less allowance for doubtful accounts
      of $87,187 in 2001 and $51,751 in 2000                            1,797,079       1,384,185
     Inventory                                                          2,787,169       2,415,328
     Prepaid expenses and other current assets                            146,328          39,014
                                                                       ----------      ----------
         Total current assets                                           5,080,084       4,619,073
Property and equipment, net of accumulated depreciation
   of $295,980 in 2001 and $184,354 in 2000                               523,472         333,102
Other Assets:
     License agreements, net of accumulated amortization of
      $44,296 in 2001 and $142,369 in 2000                                100,106         468,049
     Cost in excess of net tangible assets acquired, net of
      accumulated amortization of $122,542 in 2001 and
      $78,105 in 2000                                                     544,375         588,185

     Other assets, net                                                    283,319          56,204
                                                                       ----------      ----------

                                                                       $6,531,356      $6,064,613
                                                                       ==========      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                          2001            2000
                                                                       -----------     -----------
Current liabilities:
     Accounts payable                                                  $   942,129     $   555,795
     Accrued expenses                                                      124,190         415,002
     Revolving line of credit                                              420,000              --
     Notes payable to stockholders, current portion                        290,973              --
     Other current liabilities                                              16,144          34,048
                                                                       -----------     -----------
         Total current liabilities                                       1,793,436       1,004,845

Notes payable to stockholders, net of current portion                      365,027         581,000
                                                                       -----------     -----------

         Total liabilities                                               2,158,463       1,585,845

Stockholders' equity:
    Common stock, $.01 par value; authorized 20,000,000 shares,
    Issued and outstanding: 4,264,773 in 2001 and 4,244,607 in 2000         42,648          42,446
     Additional paid-in capital                                          6,452,278       6,461,453
     Accumulated deficit                                                (1,750,568)     (1,754,688)
     Treasury shares, at cost: 36,226 shares in 2001 and 20,860
     shares in 2000                                                       (366,470)       (255,443)
                                                                       -----------     -----------
                                                                         4,377,888       4,493,768
     Less: note receivable from stockholder                                 (4,995)        (15,000)
                                                                       -----------     -----------

         Total stockholders' equity                                      4,372,893       4,478,768
                                                                       -----------     -----------
                                                                       $ 6,531,356     $ 6,064,613
                                                                       ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000



                                                                      2001            2000
                                                                  ------------    ------------
Net sales                                                         $ 13,272,696    $ 10,324,009
Cost of sales                                                        8,525,643       6,933,991
                                                                  ------------    ------------

         Gross profit                                                4,747,053       3,390,018

Selling, general and administrative expenses                         4,616,385       4,093,275
                                                                  ------------    ------------

         Operating profit (loss)                                       130,668        (703,257)
                                                                  ------------    ------------

Other income (expense):
    Interest expense                                                  (156,734)       (201,434)
    Interest income                                                      3,823           7,066
    Miscellaneous                                                         (681)             --
                                                                  ------------    ------------

         Total other income (expense)                                 (153,592)       (194,368)
                                                                  ------------    ------------

Loss before provision for income taxes                                 (22,924)       (897,625)

Income tax expense (benefit)                                           (27,044)         51,748
                                                                  ------------    ------------

         Net income (loss)                                        $      4,120    $   (949,373)
                                                                  ============    ============


Weighted average shares of common stock outstanding -basic           4,253,850       3,641,109
                                                                  ============    ============
Weighted average shares of common stock outstanding -diluted         4,759,941       3,641,109
                                                                  ============    ============
Net income (loss) per share of common stock (basic and diluted)   $       0.00    $      (0.26)
                                                                  ============    ============



The accompanying notes are an integral part of these consolidated financial statements.

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000


                                 COMMON STOCK                                         TREASURY SHARES
                                                   ADDITIONAL                                             RECEIVABLE
                                                     PAID-IN         RETAINED                                FROM
                                SHARES    AMOUNT     CAPITAL    EARNINGS/(DEFICIT)   SHARES   AMOUNT     STOCKHOLDERS     TOTAL
                              ---------  -------   ----------   ------------------   ------  ---------   ------------   ----------
Balances at July 1, 1999      3,440,366  $34,404   $3,507,568   $         (805,315)     900  $ (10,982)  $    (28,405)  $2,697,270

Issuance of stock for cash      126,974    1,270      541,674                   --       --         --             --      542,944

Purchase of stock for cash           --       --           --                   --   19,960   (244,461)            --     (244,461)

Conversion of debt to stock     677,267    6,772    2,160,211                   --       --         --             --    2,166,983

Payment of notes receivable
from stockholders                    --       --           --                   --       --         --         13,405       13,405

Issuance of warrants for
license agreements              252,000       --      252,000                   --       --         --             --      252,000

Net loss                             --       --           --             (949,373)      --         --             --     (949,373)
                              ---------  -------   ----------   ------------------   ------  ---------   ------------   ----------
Balances at June 30, 2000     4,244,607   42,446    6,461,453           (1,754,688)  20,860   (255,443)       (15,000)   4,478,768

Issuance of stock for
purchase of assets               20,166      202       96,796                   --       --         --             --       96,998

Purchase of stock for
cash                                 --       --           --                   --   15,366   (111,027)            --     (111,027)

Warrants cancelled in
conjunction with amendment
of distribution agreement            --       --     (105,971)                  --       --         --             --     (105,971)

Payment of notes receivable
from stockholders                    --       --           --                   --       --         --         10,005       10,005

Net income                           --       --           --                4,120       --         --             --        4,120
                              ---------  -------   ----------   ------------------   ------  ---------   ------------   ----------
Balances at June 30, 2001     4,264,773  $42,648   $6,452,278   $       (1,750,568)  36,226  $(366,470)  $     (4,995)  $4,372,893
                              =========  =======   ==========   ==================   ======  =========   ============   ==========

               The accompanying notes are an integral part of this
                        consolidated financial statement.

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000

                                                                         2001           2000
                                                                     ------------   ------------
Cash flows from operating activities:
    Net income(loss)                                                 $      4,120   $   (949,372)
    Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
      Depreciation                                                        113,845         79,006
      Amortization                                                        128,826        131,377
      Bad debt expense                                                     56,600         20,000
      Change in operating assets and liabilities, net of effects of business acquisitions:
         Accounts receivable                                             (469,494)      (261,207)
         Inventory                                                       (371,841)      (520,442)
         Prepaid expenses and other current assets                       (107,314)       (15,433)
         Other assets, net                                                 13,692         (3,760)
         Accounts payable                                                 386,334        (21,444)
         Accrued expenses                                                (290,812)       327,021
         Other liabilities                                                (17,904)       (52,778)
                                                                     ------------   ------------
           Net cash used in operating activities                         (553,948)    (1,267,032)
                                                                     ------------   ------------

Cash flows from investing activities:
    Purchase of property and equipment                                   (207,217)       (80,609)
    Cash paid for licenses                                                     --        (54,802)
    Cash paid for treasury shares                                        (111,027)      (244,461)
    Cash paid for trade name                                              (63,851)            --
    Cash received from notes receivable from stockholders                  10,005         13,405
    Cash used in business acquisition net of cash acquired                     --       (114,543)
                                                                     ------------   ------------
           Net cash used in investing activities                         (372,090)      (481,010)
                                                                     ------------   ------------

Cash flow from financing activities
    Proceeds from line of credit                                          420,000             --
    Proceeds from notes payable to stockholders                            75,000        256,000
    Proceeds from convertible debt                                             --      1,186,262
    Proceeds from issuance of common stock                                     --        542,944
                                                                     ------------   ------------
           Net cash provided by financing activities                      495,000      1,985,206
                                                                     ------------   ------------
                     Increase (decrease) in cash                         (431,038)       237,164

Cash and cash equivalents at beginning of year                            780,546        543,382
                                                                     ------------   ------------

Cash and cash equivalents at end of year                             $    349,508        780,546
                                                                     ============   ============

Noncash investing activities:
     Warrants cancelled in conjunction with
      amendment to distribution agreement                            $    105,971   $         --
                                                                     ============   ============
     Common stock issued for purchase of assets                      $     96,998   $         --
                                                                     ============   ============
     Conversion of debt into common stock                            $         --   $  2,166,983
                                                                     ============   ============
     Warrants issued for license agreements                          $         --   $    252,000
                                                                     ============   ============
Cash payments for:
    Income taxes                                                     $         --   $     26,020
                                                                     ------------   ------------
    Interest                                                         $    135,551   $    201,434
                                                                     ============   ============

        The accompanying notes are an integral part of these consolidated financial statements.

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000


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

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

         The consolidated financial statements include the accounts of CPI and its wholly owned subsidiaries Product Merchandising, Inc. ("PMI"), and Kesmil Manufacturing, Inc. ("KM") (collectively referred to as the "Company"). Significant intercompany accounts and transactions have been eliminated.

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

ESTIMATES AND ASSUMPTIONS

         Management uses estimates and assumptions in preparing consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could vary from the estimates used in preparing the accompanying consolidated financial statements.

CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000


INVENTORIES

         Inventories are carried at the lower of cost or market using the average cost method.

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives (5 to 7 years). The cost of maintenance and repairs is charged to expense as incurred and significant renewals and betterments are capitalized.

COST IN EXCESS OF NET TANGIBLE ASSETS ACQUIRED

         Cost in excess of net tangible assets acquired is the difference between the purchase price paid and liabilities assumed over the estimated fair market value of assets acquired. Cost in excess of net tangible assets acquired in connection with acquisitions is amortized using the straight-line method over 15 years. Amortization expense relating to cost in excess of net tangible assets amounted to $44 thousand and $36 thousand for the fiscal years ended June 30, 2001 and 2000, respectively. On an on-going basis, management reviews recoverability, the valuation and amortization of cost in excess of net tangible assets. As a part of this review, the Company considers the undiscounted projected future net cash flows in evaluating the recoverability of cost in excess of net tangible assets. If the undiscounted future net cash flows were less than the stated value, cost in excess of net tangible assets would be written down to fair value.

LICENSE AGREEMENTS

         License agreements represent amounts paid to acquire exclusive distribution rights for specific products and are amortized over their estimated useful life of 5 years. Amortization expense relating to license agreements was approximately $63 thousand and $92 thousand for the fiscal years ended June 30, 2001 and 2000, respectively.

STOCK BASED COMPENSATION

         The Company measures compensation cost for its stock based compensation plans under the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." The excess, if any, of the fair value of the stock on the date of grant over the amount to be paid for the stock is accrued over the related vesting period. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") requires companies electing to continue to use APB 25 to account for its stock-based compensation to make pro forma disclosures of net income and earnings per share as if SFAS 123 had been applied. See Note 11.

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000


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

ADVERTISING

         The Company expenses the cost of advertising as incurred or when such advertising initially takes place. No advertising costs were capitalized at June 30, 2001 or 2000. Advertising expense approximated $1.1 million and $856 thousand for the fiscal years ended June 30, 2001 and 2000, respectively.

INCOME (LOSS) PER SHARE

         Basic income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding. Diluted income (loss) per share is computed based on weighted average number of shares outstanding increased by the effect of stock options and warrants when dilutive.

REVENUE RECOGNITION

         The Company recognizes revenue upon shipment of inventory after giving consideration to the possibility of returns based upon historical rates of return.

RECENT PRONOUNCEMENTS

         The Company, pursuant to Emerging Issues Task Force Issue 2000-10, began classifying in 2001, freight charges billed to customers as revenues and the related costs as part of the Company's cost of sales. The net amount of these revenues and associated costs were previously included as part of the Company's selling, general and administrative expenses. All prior periods have been restated to reflect this change.

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," which eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS 141 will have a material impact on the Company's financial position or results of operations.

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000


         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Intangible Assets," which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually, and in the event of an impairment indicator. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. The Company expects the adoption of SFAS 142 will increase annual pretax income by approximately $45 thousand. The Company has not determined when it will adopt SFAS 142.

(3)      BUSINESS ACQUISITIONS

         On October 22, 1999, the Company acquired certain assets of Mark One Distributors, Inc. for approximately $115 thousand in an all cash transaction. The purchased assets related to sales and distribution activities by Mark One in the camp sporting goods business. The acquisition was accounted for as a purchase and, accordingly, the net assets and results of operations of Mark One's camping related business have been included in the Company's consolidated financial statements commencing on October 22, 1999.

         On September 7, 2000, the Company purchased all the outstanding stock of Kesmil Manufacturing, Inc., a manufacturer of sports related metal products, which was 100% owned by the Company's Chairman and Chief Executive Officer. The Company was, prior to the acquisition, the only customer for Kesmil's products. The Company assumed notes payable to the Chairman and a stockholder and relative of the Chairman, for $581 thousand and other liabilities of approximately $400 thousand. These notes are subordinate to the Company's revolving line of credit, are not secured by any of the Company's assets and mature on August 31, 2004. The notes payable to stockholders bear interest at the rate of 12% per annum and are payable in quarterly installments of approximately $36 thousand.

         Because the former sole stockholder of Kesmil also owns a majority of the Company's outstanding common stock, the acquisition was accounted for in a manner similar to a pooling of interests and, accordingly, financial information for the periods prior to the acquisition reflect the retroactive restatement of the Company's and Kesmil's combined financial position and operating results.

         Selected financial information for the combined entities included in the consolidated statements of operations for the years ended June 30, 2001 and 2000 are as follows:

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000


                                    (Dollars in thousands)
                                        FOR THE YEARS
                                            ENDED
                                           JUNE 30
                                     ---------------------
                                       2001         2000
                                     --------     --------
Net sales:
  CPI                                $ 13,273     $ 10,324
  Kesmil                                  136        1,016
Elimination of intercompany sales        (136)      (1,016)
                                     --------     --------
Combined                             $ 13,273     $ 10,324
                                     ========     ========

Net income (loss):
  CPI                                $     98     $   (482)
  Kesmil                                  (94)        (401)
Elimination of intercompany profit
   in inventory                            --          (66)
                                     --------     --------
Combined                             $      4     $   (949)
                                     ========     ========

(4)      EQUITY

         On January 14, 2000, the stockholders of the Company approved a one-for-five reverse stock split of the Company's $.01 par value common stock (the "Common Stock"). As a result of the reverse stock split additional paid in capital was increased by $139 thousand and Common Stock has been reduced by the same amount. All references in the accompanying financial statements to the number of shares of Common Stock and the per-share amounts have been restated to reflect the reverse stock split.

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

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000


(5)      INVENTORIES

Inventories consist of the following:

                      2001         2000
                   ----------   ----------
Raw materials      $  205,734   $  108,507
Work in progress       28,139       36,878
Finished goods      2,553,296    2,269,943
                   ----------   ----------
                   $2,787,169   $2,415,328
                   ==========   ==========


(6)      PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                        2001          2000
                                     ----------    ----------
Fixtures and equipment               $  487,466    $  289,638
Manufacturing equipment                 331,986       227,818
                                     ----------    ----------

      Total property and equipment      819,452       517,456
Less accumulated depreciation          (295,980)     (184,354)
                                     ----------    ----------

      Property and equipment, net    $  523,472    $  333,102
                                     ==========    ==========


(7)      LICENSE AND DISTRIBUTION AGREEMENTS

License and distribution agreements consist of the following:

        Agreement                    Unamortized Cost at June 30, 2001          Term
        ---------                    ---------------------------------          ----
Edwards Sports Products Ltd.                    $27,401                        5 Years
Online Sports, Inc.                             $72,705                        5 Years

(8)      LINE OF CREDIT

         On September 14, 1999, the Company agreed to terms for a $2 million Revolving Line of Credit with Chase Bank of Texas, N.A. The Revolving Line of Credit permits the Company to borrow funds based upon a certain percentage of accounts receivable and inventory. The Revolving Line of Credit will mature on October 31, 2001, and includes a provision for letters of credit. Borrowings under the Revolving Line of Credit bear interest at the prevailing prime rate plus 1/4% or LIBOR plus 2 1/2%. The Company had $420 thousand outstanding at June 30, 2001, under the terms of this facility and the Chief Executive Officer guaranteed the Revolving Line of Credit up to $1 million. No amounts were outstanding at June 30, 2000. At June 30, 2001, approximately $1.6 million was available under this line of credit.

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000


(9)      FEDERAL INCOME TAXES

         CPI and its subsidiaries file separate income tax returns. Deferred tax assets and liabilities consist of the following:

                                             June 30,
                                     ------------------------
                                        2001          2000
                                     ----------    ----------
Deferred tax assets
   Net operating loss carryforward   $  692,447    $  702,048
   Other                                 36,898        16,604
                                     ----------    ----------
Total deferred tax assets               729,345       718,652
Valuation allowance                    (729,345)     (718,652)
                                     ----------    ----------
Net deferred tax assets              $       --    $       --
                                     ==========    ==========

         The company has provided a valuation allowance against deferred tax assets because their recovery is uncertain. Following is a reconciliation of income taxes at the federal statutory rate to income tax expense:

                                                June 30,
                                        ------------------------
                                           2001          2000
                                        ----------    ----------
Tax expense (benefit)                   $   (7,794)   $ (305,193)
Loss for which benefits were not used           --       305,559
Change in valuation allowance               10,693          (366)
Other                                       (2,899)           --
State income taxes                         (27,044)       51,748
                                        ----------    ----------
Income tax expense (benefit)            $  (27,044)   $   51,748
                                        ==========    ==========

         At June 30, 2001, the Company had net operating loss carry forwards of approximately $2.0 million, of which approximately $800 thousand were carry forwards of DSSI. Because of the ownership change rules of the Internal Revenue Code, use of the DSSI carry forwards are limited to approximately $80 thousand per year. The carry forwards of CPI and its subsidiaries expire from 2013 through 2020. The DSSI carry forwards expire through 2011.

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000


(10)     RELATED PARTY TRANSACTIONS

         During the periods the Company paid the majority stockholder of the Company approximately $86 thousand in interest on notes payable assumed in conjunction with the purchase of Kesmil Manufacturing (See Note 3).

(11)     STOCK OPTIONS AND WARRANTS

         On September 22, 1994, DSSI established a non-qualified stock option plan, which provides for the granting of non-qualified stock options to purchase up to 100,000 shares of common stock at the fair market value on the date of grant. There were 5,000 and 33,000 options outstanding at June 30, 2001 and 2000, respectively. No shares were exercised in 2001 and 27,000 shares were exercised in the fiscal year ended June 30, 2000. No additional shares were granted or canceled under the terms of this plan during the fiscal year ended June 30, 2001.

         On December 11, 1998, the Company's stockholders approved a new stock option plan, (the "1998 Collegiate Pacific Inc. Stock Option Plan"). The new plan authorized the Company's Board of Directors to grant employees, directors and consultants of the Company up to an aggregate of 400,000 shares of the Company's common stock, $0.01 par value per share. The number of shares available under the plan was increased to 1,000,000 upon approval by the Company's stockholders on March 20, 2001.

         A summary of the Company's employee and director option and warrant activity for the fiscal years ended June 30, 2001 and 2000 is as follows:


                                                                       Weighted
                                                                        Average
                                                                       Exercise
                                               Warrants     Options     Price
                                               --------    --------    --------
Outstanding and exercisable at July 1, 1999      98,974      73,500    $   5.36

      Exercised                                 (98,974)    (28,000)       4.28
                                               --------    --------    --------

Outstanding and exercisable at June 30, 2000         --      45,500        8.48

      Granted                                        --     476,200        4.88

      Forfeited or cancelled                         --      (7,500)       7.68
                                               --------    --------    --------

Outstanding at June 30, 2001                         --     514,200    $   5.16
                                               ========    ========    ========

Exercisable at June 30, 2001                         --     456,200    $   5.13
                                               ========    ========    ========

The weighted average fair value of options granted in fiscal 2001 was $4.33 per share.

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000


         The Company has adopted the disclosure provisions of Statement No. 123, as discussed in Note 2, and continues to apply Opinion 25 for stock options granted to employees. If the Company had recognized compensation expense based upon the fair market at the date of grant for options granted to employees, the effect on net loss and loss per share for the fiscal years ended June 30, 2001 and 2000 would have been as follows:

                                           June 30,
                                 ----------------------------
                                     2001            2000
                                 ------------    ------------
Net income (loss)
   As reported                   $      4,120    $   (949,373)
   Pro forma                       (1,993,466)       (949,373)
Income (loss) per common share
   As reported                   $       0.00    $      (0.26)
   Pro forma                     $      (0.47)   $      (0.26)

         The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected volatility of 140%; risk free interest rate of 4.9% to 6.2%; no dividend yield; and expected lives of five to seven years.

         The following table summarizes additional information about stock options at June 30, 2001:

                                   Outstanding                        Exercisable
                       -----------------------------------       ---------------------
                                   Weighted
                                   Average
                                  Remaining       Weighted                    Weighted
                                 Contractual      Average                     Average
                                     Life         Exercise                    Exercise
Exercise price          Shares    (In Years)       Price          Shares        Price
--------------         -------   -----------      --------       -------      --------
    $1.25                5,000       1.0           $1.25           5,000        $1.25
     3.89-4.81         272,700       9.4            3.91         259,700         3.89
     6.13-7.50         200,000       9.4            6.19         155,000         6.13
     9.38               36,500       7.7            9.38          36,500         9.38
                       -------                                   -------
                       514,200                                   456,200
                       =======                                   =======

         On May 26, 2000, each record holder of our common stock received a special dividend from the Company of one warrant for each share of common stock owned by the record holder. The Company issued the warrants pursuant to a warrant agreement between the Company and Continental Stock Transfer and Trust Company, Inc. Each warrant entitles the holder to purchase from the Company, for cash, one share of common stock at $5.00 per share. The total number of warrants issued was 4,244,607. The number of shares purchasable upon exercise of each warrant and price per share may be adjusted under certain conditions. Holders may exercise the warrants at any time on or before May 26, 2005, unless extended by the Company. The warrants are callable and cancelable at a cancellation price of $.10 per share of common stock purchasable

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000


upon exercise of the warrants. If the Company calls the warrants for cancellation, holders may exercise the warrants at any time prior to the close of business on the business day preceding the date fixed for cancellation.

(12)     LEASES

         The Company leases office and warehouse facilities located in Dallas, Texas and Memphis, Tennessee under the terms of operating leases, which expire at various dates through 2005. Rent expense approximated $311 thousand for the fiscal year ended June 30, 2001, and $275 thousand for the fiscal year ended June 30, 2000.

         Future minimum lease commitments on all operating leases with terms in excess of one year are as follows:

                2002                  266,028
                2003                  278,370
                2004                  285,228
                2005                  279,684
                2006                   89,532
                                   ----------

                                   $1,198,842
                                   ==========

(13)     INCOME (LOSS) PER SHARE

         Summarized basic and diluted income (loss) per common share for the years ended June 30, 2001 and 2000 are as follows:

                                           2001                                   2000
                             ---------------------------------    ------------------------------------
                               Net                   Per Share                               Per Share
                             Income       Shares       Amount     Net Loss       Shares        Amount
                             ------     ---------    ---------    --------     ---------     ---------
Basic Income
  (loss) per share           $4,120     4,253,850        0.00     (949,373)    3,641,109       (0.26)
Effect of
  dilutive options               --       506,091          --           --            --          --
                             ------     ---------    --------     --------     ---------      ------
Diluted income
  (loss) per share           $4,120     4,759,941        0.00     (949,373)    3,461,109       (0.26)
                             ======     =========    ========     ========     =========      ======

For fiscal 2001 and 2000 stock options and warrants covering 2,316,262 and 4,328,107 shares, respectively, were excluded in the computations of diluted income (loss) per share because their effect was antidilutive.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CENTRAL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The information set forth under the heading "Director Information" and "Information Concerning Executive Officers" of the definitive proxy statement for our 2001 Annual Meeting of Shareholders is incorporated by reference in this Form 10-KSB Annual Report.

ITEM 10. EXECUTIVE COMPENSATION.

         The information set forth under the heading "Executive Compensation" of the definitive proxy statement for our 2001 Annual Meeting of Shareholders is incorporated by reference in this Form 10-KSB Annual Report.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information set forth under the heading "Stock Ownership" of the definitive proxy statement for our 2001 Annual Meeting of Shareholders is incorporated by reference in this Form 10-KSB Annual Report.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information set forth under the heading "Other Director and Executive Officer Information" of the definitive proxy statement for our 2001 Annual Meeting of Shareholders is incorporated by reference in this Form 10-KSB Annual Report.

                                     PART IV

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K.

A.       Exhibits.

         The following exhibits are filed as part of this report:

Exhibit
Number                              Exhibit

2.1      Stock Purchase Agreement dated August 18, 1997 with Michael J.
         Blumenfeld.(1)

3.1      Articles of Incorporation of the company filed on December 15, 1998.(3)

3.2      By-Laws of the company.(3)

3.3 Certificate of Amendment to Certificate of Incorporation of the company filed on January 18, 2000.(4)

4.1 Specimen Certificate of Common Stock, $0.01, par value, of the company.(3)

4.2      Specimen Common Stock Purchase Warrant.(4)

10.1 Warrant Agency Agreement dated as of June 4, 1993 between the company and Continental Stock Transfer & Trust Company, as Warrant Agent.(5)

10.2     Form of Underwriter's Unit Purchase Warrant of the company.(6)

10.3     Form of Underwriter's Warrant of the company.(6)

10.4     1994 Stock Option Plan of the company.(7)

10.5     Employee Restricted Stock Plan of the company.(8)

10.6 Lease dated July 1, 1997 between the company, as tenant, and Post-Valwood, Inc., as landlord.(9)

10.7 Exclusive Distribution Agreement dated February 24, 1998, between the company and Equipmart, Inc.(9)

10.8 Exclusive Distribution Agreement dated March 7, 1998, between the company and FunNets, Inc.(9)

10.9 Exclusive Distribution Agreement dated March 21, 1998, between the company and Pro Gym Equipment, Inc.(9)

10.10    1998 Collegiate Pacific Inc. Stock Option Plan.(2)

10.11 Credit Agreement, dated as of June 30, 1999, between Chase Bank of Texas, National Association, and the company for a $2,000,000 line of credit, and related documents.(10)

10.12 Promissory Note dated March 31, 1999 from the company to Michael J. Blumenfeld in the principal amount of $1,082,648.75.(10)

10.13 Warrant Agreement dated as of May 26, 2000, between the company and Continental Stock Transfer & Trust Company, as Warrant Agent, with the form of Common Stock purchase warrant attached.(4)

10.14 Stock Purchase Agreement dated September 7, 2000, by and between the company and Michael J. Blumenfeld.(11)

10.15 Waiver and Second Amendment to Credit Agreement dated as of September 7, 2000, by and between Chase Bank of Texas, National Association and the company.(12)

10.16 Assumed Notes Payable dated September 6, 2000 executed by the company payable to Michael Blumenfeld and Abe Blumenfeld in the stated aggregate principal amount of $581,000.(12)

10.17 Fourth Amendment to Credit Agreement dated as of January 16, 2001, by and between The Chase Manhattan Bank and the company.(13)

10.18    First Amendment to Stock Option Plan.(14)

21       Subsidiaries List*

23       Consent of Grant Thornton LLP*

----------

* Filed Herewith

(1) Previously filed as an exhibit to the company's Form 8-K/A filed on September 11, 1997.

(2) Previously filed as an exhibit to the company's Definitive Proxy Statement for its Annual Meeting held on December 11, 1998.

(3) Previously filed as an exhibit to the company's Form 8-A dated September 9, 1999.

(4) Previously filed as an exhibit to the company's Registration Statement on Form SB-2 (No. 333-34294) dated April 7, 2000, as amended.

(5) Previously filed as an exhibit to the company's Form 8-A dated June 28, 1993.

(6) Previously filed as an exhibit to the company's Current Report on Form 8-K filed on July 12, 1993.

(7) Previously filed as an exhibit to the company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1994.

(8) Previously filed as an exhibit to a Post-Effective Amendment to the company's Registration Statement on Form S-1, File No. 33-19770-NY.

(9) Previously filed as an exhibit to the company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998.

(10) Previously filed as an exhibit to the company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999.

(11) Previously filed as an exhibit to the company's Report on Form 8-K filed on September 21, 2000.

(12) Previously filed as an exhibit to the company's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2000.

(13) Previously filed as an exhibit to the company's Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 2000.

(14) Previously filed as an exhibit to the company's Registration Statement on Form SB-2 (No. 333-34294)dated April 30, 2001.

B.       Reports on Form 8-K.

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       COLLEGIATE PACIFIC INC.


September 28, 2001                     By: /s/ Michael J. Blumenfeld
                                          --------------------------------------
                                          Michael J. Blumenfeld,
                                          Chairman of the Board and Chief
                                          Executive Officer
                                          (Principal Executive Officer)

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 28, 2001.

Signature                                                          Capacity
---------                                                          --------
/s/ Michael J. Blumenfeld                                  Chairman of the Board and
----------------------------------                         Chief Executive Officer
Michael J. Blumenfeld

/s/ Adam Blumenfeld                                        President and Director
----------------------------------
Adam Blumenfeld

/s/ Arthur J. Coerver                                      Chief Operating Officer and
----------------------------------                         Director
Arthur J. Coerver

/s/ Harvey Rothenberg                                      Vice President Marketing
----------------------------------                         and Director
Harvey Rothenberg

/s/ William R. Estill                                      Chief Financial Officer,
----------------------------------                         Secretary and Treasurer
William R. Estill                                          (Principal Accounting and
                                                           Financial Officer)

/s/ Jeff Davidowitz                                        Director
----------------------------------
Jeff Davidowitz

/s/ Robert W. Hampton                                      Director
----------------------------------
Robert W. Hampton

/s/ William A. Watkins, Jr.                                Director
----------------------------------
William A. Watkins, Jr.

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
2.1      Stock Purchase Agreement dated August 18, 1997 with Michael J.
         Blumenfeld.(1)

3.1      Articles of Incorporation of the company filed on December 15, 1998.(3)

3.2      By-Laws of the company.(3)

3.3 Certificate of Amendment to Certificate of Incorporation of the company filed on January 18, 2000.(4)

4.1 Specimen Certificate of Common Stock, $0.01, par value, of the company.(3)

4.2      Specimen Common Stock Purchase Warrant.(4)

10.1 Warrant Agency Agreement dated as of June 4, 1993 between the company and Continental Stock Transfer & Trust Company, as Warrant Agent.(5)

10.2     Form of Underwriter's Unit Purchase Warrant of the company.(6)

10.3     Form of Underwriter's Warrant of the company.(6)

10.4     1994 Stock Option Plan of the company.(7)

10.5     Employee Restricted Stock Plan of the company.(8)

10.6 Lease dated July 1, 1997 between the company, as tenant, and Post-Valwood, Inc., as landlord.(9)

10.7 Exclusive Distribution Agreement dated February 24, 1998, between the company and Equipmart, Inc.(9)

10.8 Exclusive Distribution Agreement dated March 7, 1998, between the company and FunNets, Inc.(9)

10.9 Exclusive Distribution Agreement dated March 21, 1998, between the company and Pro Gym Equipment, Inc.(9)

10.10    1998 Collegiate Pacific Inc. Stock Option Plan.(2)

10.11    Credit Agreement, dated as of June 30, 1999, between Chase Bank of
         Texas, National Association, and the company for a $2,000,000 line of credit, and related documents.(10)

10.12    Promissory Note dated March 31, 1999 from the company to Michael J.
         Blumenfeld in the principal amount of $1,082,648.75.(10)

10.13 Warrant Agreement dated as of May 26, 2000, between the company and Continental Stock Transfer & Trust Company, as Warrant Agent, with the form of Common Stock purchase warrant attached.(4)

10.14 Stock Purchase Agreement dated September 7, 2000, by and between the company and Michael J. Blumenfeld.(11)

10.15    Waiver and Second Amendment to Credit Agreement dated as of September
         7, 2000, by and between Chase Bank of Texas, National Association and the company.(12)

10.16 Assumed Notes Payable dated September 6, 2000 executed by the company payable to Michael Blumenfeld and Abe Blumenfeld in the stated aggregate principal amount of $581,000.(12)

10.17 Fourth Amendment to Credit Agreement dated as of January 16, 2001, by and between The Chase Manhattan Bank and the company.(13)

10.18    First Amendment to Stock Option Plan.(14).

21       Subsidiaries List*

23       Consent of Grant Thornton LLP*

----------
 *   filed herewith

(1) Previously filed as an exhibit to the company's Form 8-K/A filed on September 11, 1997.

(2) Previously filed as an exhibit to the company's Definitive Proxy Statement for its Annual Meeting held on December 11, 1998.

(3) Previously filed as an exhibit to the company's Form 8-A dated September 9, 1999.

(4) Previously filed as an exhibit to the company's Registration Statement on Form SB-2 (No. 333-34294) dated April 7, 2000, as amended.

(5) Previously filed as an exhibit to the company's Form 8-A dated June 28, 1993.

(6) Previously filed as an exhibit to the company's Current Report on Form 8-K filed on July 12, 1993.

(7) Previously filed as an exhibit to the company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1994.

(8) Previously filed as an exhibit to a Post-Effective Amendment to the company's Registration Statement on Form S-1, File No. 33-19770-NY.

(9) Previously filed as an exhibit to the company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998.

(10) Previously filed as an exhibit to the company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999.

(11) Previously filed as an exhibit to the company's Report on Form 8-K filed on September 21, 2000.

(12) Previously filed as an exhibit to the company's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2000.

(13) Previously filed as an exhibit to the company's Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 2000.

(14) Previously filed as an exhibit to the company's Registration Statement on Form SB-2 (No. 333-34294)dated April 30, 2001.