Form 10QSB
period 2001-09-30
COLLEGIATE PACIFIC INC
filed 2001-11-14
CIK 828747

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                    -----------------------------------------

                                   FORM 10-QSB

      (Mark One)
    X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---------    EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---------    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO
             ______________.

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

As of November 12, 2001, there were 4,264,773 shares of the issuer's common stock outstanding and 4,244,607 of the issuer's common stock purchase warrants outstanding.

Transitional Small Business Disclosure Format (check one):
         Yes           No   X
             -----        -----

================================================================================

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS

                                                                                                    PAGE
                                                                                                   NUMBER
                                                                                                   ------

PART I:  FINANCIAL INFORMATION.

         Item 1.    Consolidated Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets at September 30, 2001
         and June 30, 2001.......................................................................      1

         Condensed Consolidated Statements of Operations for the
         three months ended September 30, 2001 and 2000..........................................      2

         Condensed Consolidated Statements of Cash Flows for
         the three months ended September 30, 2001 and 2000......................................      3

         Notes to the Condensed Consolidated Financial Statements................................      4

         Item 2.    Management's Discussion and Analysis of Financial
         Condition and Results of Operations. ...................................................      7


PART II: OTHER INFORMATION

         Item 6.    Exhibits and Reports on Form 8-K.............................................      10

SIGNATURES.......................................................................................      13

PART  I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                   September 30,     June 30,
                                                                       2001            2001
                                                                  --------------    -----------
                           ASSETS                                   (Unaudited)
Current assets:
     Cash and cash equivalents                                     $   275,075      $   349,508
     Accounts receivable, net of allowance for doubtful
       accounts of $93,223 and $87,187, respectively                 1,714,910        1,797,079
     Inventories                                                     3,112,241        2,787,169
     Prepaid expenses and other assets                                 286,317          146,328
                                                                   -----------      -----------
       Total current assets                                          5,388,543        5,080,084

Property, plant and equipment, net of accumulated
       depreciation of  $302,300 and $295,980, respectively            551,263          523,472
Other assets:
        License agreements, net of accumulated amortization
          of $53,343 and $44,296, respectively                          91,059          100,106
        Cost in excess of net tangible assets acquired, net of
          accumulated amortization of $122,542                         544,375          544,375
        Other assets, net                                              277,688          283,319
                                                                   -----------      -----------
                                                                   $ 6,852,928      $ 6,531,356
                                                                   ===========      ===========
            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                              $ 1,117,082      $   942,129
     Accrued expenses                                                  126,485          124,190
     Current portion, notes payable to stockholders                    290,973          290,973
     Current portion, other notes payable                              420,000          420,000
     Other current liabilities                                           6,984           16,144
                                                                   -----------      -----------
       Total current liabilities                                     1,922,973        1,793,436

Notes payable to stockholders, net of current portion                  365,027          365,027
                                                                   -----------      -----------

         Total liabilities                                           2,326,551        1,585,845

Stockholders' equity:
     Common stock, $.01 par value; authorized 50,000,000
        shares; issued 4,264,773 shares                                 42,648           42,648
     Additional paid-in capital                                      6,452,278        6,452,278
     Accumulated deficit                                            (1,602,079)      (1,750,568)
     Treasury shares at cost; 36,226 shares                           (366,470)        (366,470)
                                                                   -----------      -----------
                                                                     4,117,260        4,377,888
     Less notes receivable from stockholders                                --           (4,995)
                                                                   -----------      -----------
        Total stockholders' equity                                   4,526,377        4,372,893
                                                                   -----------      -----------
                                                                   $ 6,852,928      $ 6,531,356
                                                                   ===========      ===========

     See accompanying notes to condensed consolidated financial statements.

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                              Three Months Ended
                                                 September 30,
                                                 -------------
                                              2001             2000
                                              ----             ----

Net sales                                 $ 3,814,622      $ 2,662,890
Cost of sales                               2,404,891        1,743,353
                                          -----------      -----------
     Gross margin                           1,409,731          919,537

Selling, general and administrative
   expenses                                 1,225,519          971,001
                                          -----------      -----------
     Operating profit (loss)                  184,212          (51,464)

Other income (expense)

     Interest expense                         (40,751)         (21,041)
     Other income                               5,028            1,931
                                          -----------      -----------

Net income (loss)                         $   148,489      $   (70,574)
                                          ===========      ===========

Net income (loss) per share-basic and
diluted                                   $      0.03      $     (0.02)
                                          ===========      ===========


Weighted average shares outstanding:
Basic                                       4,264,773        4,244,607
Diluted                                     4,305,111        4,244,607

     See accompanying notes to condensed consolidated financial statements

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   Three months ended
                                                                      September 30,
                                                                      -------------
                                                                   2001            2000
                                                                   ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                          $ 148,489      $   (70,574)
     Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
     Depreciation, amortization and bad debt expense               76,699           85,276
     Changes in operating assets and liabilities                 (232,951)      (1,001,279)
                                                                ---------      -----------
Net cash used in operating activities                              (7,763)        (986,577)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                          (71,665)         (62,774)
     Cash paid for licenses                                            --            5,009
     Cash received on notes receivable from stockholders            4,995            9,966
                                                                ---------      -----------

Net cash used in investing activities                             (66,670)         (47,799)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash paid for treasury shares                                     --         (111,027)
     Proceeds from borrowings                                          --          460,000
                                                                ---------      -----------

Net cash provided by financing activities                              --          348,973
                                                                ---------      -----------

Net decrease in cash and cash equivalents                         (74,433)        (685,403)

Cash and cash equivalents at beginning of period                  349,508          780,546
                                                                ---------      -----------

Cash and cash equivalents at end of period                      $ 275,075      $    95,143
                                                                =========      ===========


Supplemental disclosure of cash flow information
Cash paid during the period for interest                        $  56,124      $    15,681
                                                                =========      ===========
Cash paid during the period for income taxes                    $     ---      $    29,168
                                                                =========      ===========

     See accompanying notes to condensed consolidated financial statements.

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION.

         These unaudited condensed consolidated financial statements of Collegiate Pacific Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the company's annual report on Form 10-KSB for the fiscal year ended June 30, 2001. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included.

         Operating results for the interim period are not necessarily indicative of results that may be expected for the fiscal year ending June 30, 2002.

2.       USE OF ESTIMATES.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.       NEW ACCOUNTING STANDARDS.

         The company, pursuant to Emerging Issues Task Force Issue 2000-10, began classifying in 2001 freight charges billed to customers as revenues and the related costs as part of the company's cost of sales. The net amount of these revenues and associated costs were previously included as part of the company's selling, general and administrative expenses. All prior periods have been restated to reflect this change.

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," which eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. The portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The company does not expect SFAS 141 will have a material impact on the company's financial position or results of operations.

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Intangible Assets," which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually, and in the event of an impairment indicator. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. The Company adopted SFAS 142 in the first quarter of fiscal year 2002. The following table reflects pro-forma amounts as though SFAS 142 were adopted at the beginning of fiscal 2001:


                                                                                   September 30,
                                                                              2001                2000
                                                                              ----                ----
Reported net income (loss):                                               $148,489             $(70,574)
   Add back:  Goodwill amortization                                             --               10,900
                                                                          --------             --------
   Adjusted net income (loss)                                             $148,489             $(59,674)
                                                                          ========             =========
Basic earnings per share:
   Reported net income (loss)                                             $   0.03             $  (0.02)
   Add back:  Goodwill amortization                                             --                 0.01
                                                                          --------             --------
   Adjusted net income (loss)                                             $   0.03             $  (0.01)
                                                                          ========             =========
Diluted earnings per share:
   Reported net income (loss)                                             $   0.03             $  (0.02)
   Add back:  Goodwill amortization                                             --                 0.01
                                                                          --------             --------
   Adjusted net income (loss)                                             $   0.03             $  (0.01)
                                                                          ========             =========

         In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" ("SFAS 121") and related literature and establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The Company is required to adopt SFAS 144 for fiscal years beginning after December 15, 2001.

4.       INVENTORIES

         Inventories consist of the following:

                                                                       September 30,              June 30,
                                                                            2001                    2001
                                                                            ----                    ----
         Raw materials                                                   $  271,734              $  205,734
         Work in progress                                                    49,524                  28,139
         Finished goods                                                   2,790,983               2,553,296
                                                                         -----------             -----------
                                                                         $3,112,241              $2,787,169
                                                                         ==========              ==========

5.       INCOME (LOSS) PER SHARE

         Summarized basic and diluted additional income (loss) per common share for the three months ended September 30, 2001 and 2000 are as follows:

                                             2001                                            2000
                          ------------------------------------------        ---------------------------------------
                            Net                            Per Share                                      Per Share
                          Income            Shares          Amount          Net Loss        Shares         Amount
                          ------         ------------      ---------        --------      ----------      ---------
Basic Income
 (loss) per share         $148,489         4,264,773         $0.03          $(70,574)      4,244,607       $(0.02)
Effect of
 dilutive options            -                40,338           --               --             --             --
                          --------       -----------         -----          --------       ---------       ------
Diluted income
 (loss) per share         $148,489         4,305,111         $0.03          $(70,574)      4,244,607       $(0.02)
                          ========       ===========         =====          =========      =========       ======

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         For the three months ended September 30, 2001 and 2000, stock options and warrants covering 4,487,107 and 4,452,107 shares, respectively, were excluded in the computations of diluted income (loss) per share because their effect was antidilutive.

6.       SUBSEQUENT EVENTS

         On October 31, 2001, the Company amended the terms of its existing Revolving Credit Facility with Chase Bank of Texas extending the maturity date for an additional one year period.

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BACKGROUND

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

The company's fiscal year ends on June 30th. References herein to fiscal 2002 and fiscal 2001 refer to our fiscal years ending on June 30, 2002 and 2001, respectively.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

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

Net sales for the three months ended September 30, 2001, increased by approximately $1.1 million, or approximately 43%, compared to the same period in 2000. The company attributes the growth in its revenues for both periods to its aggressive marketing activities, the expansion of its product offerings, an increase in dealer related revenues, and the overall growth of its customer base. As a result of the company's expanded operations and marketing activities, the company believes future revenues will continue to exhibit growth from current levels. Management believes the seasonality in its revenues will continue to be a factor in future periods, but may not be to the same extent if the company's revenues continue to rise at current rates.

GROSS MARGIN

Gross margin for the three months ended September 30, 2001, increased by approximately $490 thousand, or 53%, compared to the same period in 2000. As a percentage of sales, gross margin for the three months ended September 30, 2001, increased to approximately 36%, compared to 35% for the same period in 2000. The increase for the period was the result of better absorption by the company of its manufacturing costs, a higher percentage of manufactured goods sold as a percent of overall sales, and a modest increase in the average selling price of our products.

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES


OPERATING EXPENSES

Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 2001, increased by approximately $256 thousand, or 26%, compared to the same period in 2000. As a percentage of sales, SG&A expenses for the three months ended September 30, 2001, decreased to 32% from 36% for the same period in 2000. The increase in selling, general and administrative expenses was primarily due to an increase in personnel related costs incurred in connection with hiring additional personnel to the sales force, as well as in connection with managing the increase in sales volume and advertising costs associated with the company's additional marketing efforts.

NET INCOME

The net income of the company increased by approximately $219 thousand for the three months ended September 30, 2001, compared to the same period in fiscal 2001. As a percentage of net sales, net income increased to approximately 4% for the three months ended September 30, 2001, compared to a 3% net loss for the same period during fiscal 2001. The increase was attributable to an increase in sales, a small increase in gross profit as a percentage of sales, and a decrease in selling, general and administrative expenses as a percentage of sales during the same period in fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled approximately $275 thousand at September 30, 2001, compared to approximately $95 thousand at June 30, 2001. Cash used in operations of approximately $8 thousand in the three months ended September 30, 2001, was the result of an increase in inventory of approximately $325 thousand and prepaid expenses of approximately $140 thousand, which were partially offset by an increase in accounts payable of approximately $175 thousand and a decrease in accounts receivable of approximately $64 thousand, and an increase in net earnings of approximately $219 thousand. For the same period in fiscal 2001, the cash used in operations of approximately $987 thousand was the result of losses incurred during the period and an increase in inventory of approximately $249 thousand and prepaid expenses of approximately $264 thousand, and a decrease in accounts payable of approximately $258 thousand and accrued expenses of approximately $262 thousand, which were partially offset by an decrease in accounts receivable.

The company used approximately $66 thousand in cash in investing activities in the three month period ended September 30, 2001, compared to approximately $48 thousand for the same period in fiscal 2001. The primary use of cash in investing activities was the purchase of property and equipment of approximately $72 thousand.

For the three months ended September 30, 2001, the company did not use any proceeds from financing activities, compared to its use of approximately $349 thousand of proceeds from financings for the same period in fiscal 2001.

Current assets totaled approximately $5.4 million at September 30, 2001, providing the company with working capital of approximately $3.4 million.

The borrowings under the revolving credit facility with Chase Bank of Texas, N.A. are classified as a current liability since the facility would have expired on October 31, 2001. On October 31, 2001, the company amended the terms of its $2,000,000 revolving credit facility to extend the maturity date of the facility to October 31, 2002, and permit the company to repurchase up to

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES


$125 thousand of its outstanding common stock during the term of the facility. All borrowings under the revolving credit facility will continue to be classified as a current liability. Management believes the company will be able to satisfy its short-term and long-term liquidity requirements from borrowings under the revolving line of credit and from cash generated from operations. The company may experience periods of higher borrowing under its revolving line of credit due to the seasonal nature of its business cycle. The company continues its efforts to expand by evaluating potential acquisitions and joint ventures, and the success of those efforts may require additional bank debt, equity financing, or private financing.

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

In addition, forward-looking statements concerning the company's expected revenue or earnings levels are subject to many additional uncertainties applicable to competitors generally and to general economic conditions over which the company has no control. The company does not plan to generally publicly update prior forward-looking statements for unanticipated events or otherwise and, accordingly, prior forward-looking statements should not be considered to be "fresh" simply because the company has not made additional comments on those forward-looking statements. See the risk factors set forth in the company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001.

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


                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES


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

10.10 Exclusive Distribution Agreement dated March 21, 1998, between the company and Pro Gym Equipment, Inc.(11)

10.11 Stock Acquisition Agreement dated April 14, 1998, between the company and Product Merchandising, Inc.(11)

10.12 Agreement and Plan of Merger dated May 31, 1998, between the company and Vantage Products International, Inc.(11)

10.13    1998 Collegiate Pacific Inc. Stock Option Plan.(3)

10.14    Credit Agreement, dated as of June 30, 1999, between The Chase Bank of
         Texas, N.A. and the company for a $2,000,000 line of credit, and related documents.(12)

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

10.18    Waiver and Second Amendment to Credit Agreement dated as of September
         7, 2000, by and between The Chase Bank of Texas, N.A. and the company.(14)

10.19 Assumed Notes Payable dated September 6, 2000 executed by the company payable to Michael Blumenfeld and Abe Blumenfeld in the stated aggregate principal amount of $581,000.(14)

10.20 Fourth Amendment to Credit Agreement dated as of January 16, 2001, by and between The Chase Bank of Texas, N.A. and the company.(15)

10.21    First Amendment to Stock Option Plan.(16)

10.22 Fifth Amendment to Credit Agreement dated as of October 31, 2001, by and between The Chase Bank of Texas, N.A. and the company.*

----------------
*    Filed herewith

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

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES


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

                                    COLLEGIATE PACIFIC INC.



Dated: November 14, 2001            /s/ Michael J. Blumenfeld
                                    --------------------------------------------
                                    Michael J. Blumenfeld, Chairman and
                                    Chief Executive Officer


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

10.10 Exclusive Distribution Agreement dated March 21, 1998, between the company and Pro Gym Equipment, Inc.(11)

10.11 Stock Acquisition Agreement dated April 14, 1998, between the company and Product Merchandising, Inc.(11)

10.12 Agreement and Plan of Merger dated May 31, 1998, between the company and Vantage Products International, Inc.(11)

10.13    1998 Collegiate Pacific Inc. Stock Option Plan.(3)

10.14    Credit Agreement, dated as of June 30, 1999, between The Chase Bank of
         Texas, N.A. and the company for a $2,000,000 line of credit, and related documents.(12)

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

10.18    Waiver and Second Amendment to Credit Agreement dated as of September
         7, 2000, by and between The Chase Bank of Texas, N.A. and the company.(14)

10.19 Assumed Notes Payable dated September 6, 2000 executed by the company payable to Michael Blumenfeld and Abe Blumenfeld in the stated aggregate principal amount of $581,000.(14)

10.20 Fourth Amendment to Credit Agreement dated as of January 16, 2001, by and between The Chase Bank of Texas, N.A. and the company.(15)

10.21    First Amendment to Stock Option Plan.(16).

10.22 Fifth Amendment to Credit Agreement dated as of October 31, 2001, by and between The Chase Bank of Texas, N.A. and the company.*

----------------
*    Filed Herewith

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