Form 10QSB
period 2001-12-31
COLLEGIATE PACIFIC INC
filed 2002-02-14
CIK 828747

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

(Mark One)
    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   ---    EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

   --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO
         ____________________.

                         Commission File Number 0-17293

                             COLLEGIATE PACIFIC INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                 DELAWARE                               22-2795073
                 --------                               ----------
    (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
    Incorporation or Organization)

      13950 SENLAC DRIVE, SUITE 100, DALLAS, TEXAS               75234
      --------------------------------------------               -----
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

As of February 11, 2002, there were 4,228,313 shares of the issuer's common stock outstanding and 4,244,607 of the issuer's common stock purchase warrants outstanding.

Transitional Small Business Disclosure Format (check one):
         Yes      No  X
             ---     ---

================================================================================

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS

                                                                          PAGE
                                                                         NUMBER
                                                                         -------
PART I:  FINANCIAL INFORMATION.

         Item 1. Consolidated Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets at December 31, 2001
         and June 30, 2001...............................................     1

         Condensed Consolidated Statements of Operations for the
         three and six months ended December 31, 2001 and 2000...........     3

         Condensed Consolidated Statements of Cash Flows for
         the six months ended December 31, 2001 and 2000.................     4

         Notes to the Condensed Consolidated Financial Statements........     5

         Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............................     8


PART II: OTHER INFORMATION

         Item 4. Submission of Matters to a Vote of Security Holders ....    12

         Item 6. Exhibits and Reports on Form 8-K .......................    13

         SIGNATURES .....................................................    14

PART  I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      (Unaudited)
                                                                     December 31,     June 30,
                                                                         2001           2001
                                                                     ------------   -----------
                           ASSETS
Current assets:
     Cash and cash equivalents                                       $   302,261    $   349,508
     Accounts receivable, net of the allowance for doubtful
       accounts of $57,148 and $87,187, respectively                   1,028,389      1,797,079
     Inventories                                                       3,709,617      2,787,169
     Prepaid expenses and other assets                                   207,068        146,328
                                                                     -----------    -----------
       Total current assets                                            5,247,335      5,080,084

     Property, plant and equipment                                       875,838        819,452
     Less accumulated depreciation                                      (348,332)      (295,980)
                                                                     -----------    -----------
                                                                         527,506        523,472
     Other assets:
       License agreements, net of accumulated amortization
          of $62,390 and $44,296, respectively                            82,013        100,106
       Cost in excess of net tangible assets acquired                    544,375        544,375
       Other assets, net                                                 272,058        283,319
                                                                     -----------    -----------
                                                                     $ 6,673,287    $ 6,531,356
                                                                     ===========    ===========


     See accompanying notes to condensed consolidated financial statements.

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 (Unaudited)
                                                                 December 31,     June 30,
                                                                     2001           2001
                                                                 -----------    -----------
Current liabilities:
     Accounts payable                                           $   662,211    $   942,129
     Accrued expenses                                               111,610        124,190
     Current portion, note payable to stockholders                  290,973        290,973
     Current portion, note payable                                       --        420,000
     Other current liabilities                                        7,554         16,144
                                                                -----------    -----------
       Total current liabilities                                  1,072,348      1,793,436

     Note payable                                                 1,070,000             --
     Note payable to stockholders                                   365,027        365,027
                                                                -----------    -----------

         Total  liabilities                                       2,507,375      2,158,463

Stockholders' equity:
     Common stock, $.01 par value, 50,000,000
       shares authorized, 4,264,773 shares issued                    42,648         42,648
     Additional paid-in capital                                   6,452,278      6,452,278
     Accumulated deficit                                         (1,855,184)    (1,750,568)
     Treasury shares at cost, 55,326 and 36,226 shares,
         respectively                                              (473,830)      (366,470)
                                                                -----------    -----------
                                                                  4,165,912      4,377,888

     Less notes receivable from stockholders                             --         (4,995)
                                                                -----------    -----------
        Total stockholders' equity                                4,165,912      4,372,893
                                                                -----------    -----------
                                                                $ 6,673,287    $ 6,531,356
                                                                ===========    ===========


     See accompanying notes to condensed consolidated financial statements.

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                 Three Months Ended           Six Months Ended
                                                     December 31,               December 31,
                                           --------------------------    --------------------------
                                              2001            2000           2001          2000
                                           -----------    -----------    -----------    -----------

Revenues                                   $ 2,848,447    $ 2,195,303    $ 6,663,069    $ 4,858,193
Cost of sales                                1,832,834      1,546,446      4,237,725      3,289,799
                                           -----------    -----------    -----------    -----------
     Gross margin                            1,015,613        648,857      2,425,344      1,568,394

Selling, general and administrative
   expenses                                  1,225,256        965,917      2,450,775      1,936,918
                                           -----------    -----------    -----------    -----------
     Operating loss                           (209,643)      (317,060)       (25,431)      (368,524)

Other income (expense)

     Interest expense                          (43,202)       (36,600)       (83,953)       (57,641)
     Other income (expense)                       (260)          (175)         4,768          1,756
                                           -----------    -----------    -----------    -----------
Net loss                                   $  (253,105)   $  (353,835)   $  (104,616)   $  (424,409)
                                           ===========    ===========    ===========    ===========

Net loss per share-basic and diluted
                                           $     (0.06)   $     (0.08)   $     (0.02)   $     (0.10)
                                           ===========    ===========    ===========    ===========

Shares used in computing net loss
per share:
Basic and diluted                            4,216,615      4,208,381      4,222,581      4,211,597


     See accompanying notes to condensed consolidated financial statements.

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    Six months ended
                                                                      December 31,
                                                              ---------------------------
                                                                   2001           2000
                                                              -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                  $  (104,616)   $  (424,409)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation                                                   89,906         51,688
     Amortization                                                   29,354         76,803
     Bad debt expense                                               32,505         38,984
     Changes in operating assets and liabilities                  (548,091)    (1,002,299)
                                                               -----------    -----------
Net cash used in operating activities                             (500,942)    (1,259,233)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                           (93,940)       (88,979)
     Cash received (paid) for licenses                                  --          5,009
     Cash received on notes receivable from stockholders             4,995          9,593
                                                               -----------    -----------

Net cash used in investing activities                              (88,945)       (74,377)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings                                      650,000        870,000
     Cash paid for treasury shares                                (107,360)      (111,027)
                                                               -----------    -----------

Net cash provided by financing activities                          542,640        758,973
                                                               -----------    -----------

Net decrease in cash and cash equivalents                          (47,247)      (574,637)

Cash and cash equivalents at beginning of period                   349,508        780,546
                                                               -----------    -----------

Cash and cash equivalents at end of period                     $   302,261    $   205,909
                                                               ===========    ===========

Supplemental disclosure of cash flow information:
Cash paid during the period for interest                       $    99,326    $    51,831
                                                               ===========    ===========
Cash paid during the period for income taxes                   $        --    $    29,168
                                                               ===========    ===========


     See accompanying notes to condensed consolidated financial statements.

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION.

         These unaudited condensed consolidated financial statements of Collegiate Pacific Inc. and its subsidiaries (collectively the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended June 30, 2001. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included.

         Operating results for the interim periods are not necessarily indicative of results that may be expected for the fiscal year ending June 30, 2002.

2.       USE OF ESTIMATES.

         The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.       NEW ACCOUNTING STANDARDS.

         The Company, pursuant to Emerging Issues Task Force Issue 2000-10, began classifying in fiscal 2001 freight charges billed to customers as revenues and the related costs as part of the Company's cost of sales. The net amount of these revenues and associated costs were previously included as part of the Company's selling, general and administrative expenses. All prior periods have been restated to reflect this change.

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," which eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. That portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS 141 to have a material impact on the Company's financial position or results of operations.

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Intangible Assets," which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually, and in the event of an impairment indicator. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. The Company adopted SFAS 142 in the first quarter of fiscal 2002. The following table reflects pro-forma amounts as though SFAS 142 were adopted at the beginning of fiscal 2001:

                                            For the three months ended    For the six months ended
                                                   December 31,                 December 31,
                                           ---------------------------   --------------------------
                                               2001           2000           2001          2000
                                           -----------    -----------    -----------    -----------
Reported net loss:                         $  (253,105)   $  (353,835)   $  (104,616)   $  (424,409)
  Add back:  Goodwill amortization                  --         10,938             --         21,838
                                           -----------    -----------    -----------    -----------
  Adjusted net loss                        $  (253,105)   $  (342,897)   $  (104,616)   $  (402,571)
                                           ===========    ===========    ===========    ===========

Basic earnings per share:
  Reported net loss                        $     (0.06)   $     (0.08)   $     (0.02)   $     (0.10)
  Add back:  Goodwill amortization                  --             --             --           0.01
                                           -----------    -----------    -----------    -----------
  Adjusted net loss                        $     (0.06)   $     (0.08)   $     (0.02)   $     (0.09)
                                           ===========    ===========    ===========    ===========

Diluted earnings per share:
  Reported net loss                        $     (0.06)   $     (0.08)   $     (0.02)   $     (0.10)
  Add back:  Goodwill amortization                  --             --             --           0.01
                                           -----------    -----------    -----------    -----------
  Adjusted net loss                        $     (0.06)   $     (0.08)   $     (0.02)   $     (0.09)
                                           ===========    ===========    ===========    ===========

         In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" ("SFAS 121") and related literature and establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The Company is required to adopt SFAS 144 for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of this standard to have a material effect on its financial position or results of operations.

4.       INVENTORIES

         Inventories consist of the following:

                                                                        December 31,               June 30,
                                                                            2001                     2001
                                                                        ------------             ------------
         Raw materials                                                   $   224,050             $   205,734
         Work in progress                                                     52,988                  28,139
         Finished goods                                                    3,432,579               2,553,296
                                                                         -----------             -----------
                                                                         $ 3,709,617             $ 2,787,169
                                                                         ===========             ===========

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


5.       LOSS PER SHARE

         Basic earnings (loss) per share are based upon the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share are based upon the weighted average number of shares of common stock outstanding and, when dilutive, common shares issuable for stock options, warrants and convertible securities. As the Company has incurred losses for the periods presented, there are no dilutive securities in the three and six-month periods ended December 31, 2001 or 2000.

         Outstanding options and warrants that were not included in the diluted calculation because their effect would be anti-dilutive totaled 4,770,807 and 4,489,607 for the three months and for the six months ended December 31, 2001 and 2000, respectively.

6.       LINE OF CREDIT

         On December 26, 2001, the Company agreed to terms for a $2,500,000 revolving line of credit with Bank of America, N.A. (the "Line of Credit"). The Line of Credit is secured by substantially all of the Company's assets and permits the Company to borrow funds based upon a certain percentage of its outstanding eligible accounts receivable and inventories. The Line of Credit will expire on December 26, 2003, and includes a provision for letters of credit. At the Company's option, borrowings under the Line of Credit will bear interest at the prevailing prime rate plus 1/2% or LIBOR plus 3%. The Company's note payable to stockholder is subordinate to the Line of Credit and the stockholder guaranteed the repayment of up to $1,000,000 outstanding under the Line of Credit.

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company is engaged in the national distribution of sports equipment to the institutional and retail markets. The vast majority of the Company's revenues is generated by responses to the Company's catalog mailings and telemarketing efforts. The market for this merchandise is estimated to consist of approximately 250,000 locations, which have annual expenditures of some $4 billion for sports equipment. The management of the Company has extensive experience in this business having previously founded successful mail order companies in the sports equipment industry.

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

The Company's fiscal year ends on June 30th. References herein to fiscal 2001 refer to our fiscal year ended June 30, 2001 and references herein to fiscal 2002 refer to our fiscal year ending June 30, 2002.

THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2000 AND SIX MONTHS ENDED DECEMBER 31, 2001 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2000

REVENUES

The Company's revenues and earnings are seasonal in nature. Historically, the Company has reported lower revenues and earnings in the first and second quarters of each fiscal year. Revenues and earnings reported by the Company in the second fiscal quarter have been generally lower than those in other fiscal quarters because many of the Company's primary customers are closed for the year-end holidays. Other factors, such as poor weather, could negatively impact demand for the Company's products. Management believes that if revenues continue to increase at historical levels and, as the Company makes changes to its product mix, the historical seasonal nature of the Company's revenues and earnings will be diminished.

Revenues for the three months ended December 31, 2001, increased by approximately $653 thousand, or 29.8%, compared to the same period in 2000. Revenues for the six months ended December 31, 2001, increased by approximately $1.8 million, or 37.2%, compared to the same period in 2000. The Company attributes the growth in its revenues for both periods to its aggressive marketing activities, the expansion of its product offerings, an increase in dealer related revenues, and the overall growth of its customer base. Because the Company continues to expand its marketing activities, management believes the Company's revenues will continue to exhibit growth from current levels.

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

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
GROSS MARGIN

Gross margin for the three months ended December 31, 2001, increased by approximately $367 thousand, or 56.5%, compared to the same period in 2000. As a percentage of sales, gross margin for the three months ended December 31, 2001, increased to 35.7%, compared to 29.6% for the same period in fiscal 2000. Gross margin for the six months ended December 31, 2001 increased by approximately $857 thousand, or 54.6%, compared to the same period in 2000. As a percentage of sales, gross margin for the six months ended December 31, 2001, increased to 36.4%, compared to 32.3% for the same period in 2000.

The increase in gross margin for the three months ended December 31, 2001, was the result of better absorption of the Company's manufacturing costs, and a decrease in freight costs during the periods. The increase in gross margin for the six months ended December 31 2001, was the result of a higher volume of sales by the Company, as well as better absorption of the Company's manufacturing costs, and a decrease in freight costs during the periods.

OPERATING EXPENSES

Selling, general and administrative (SG&A) expenses for the three months ended December 31, 2001, increased by approximately $259 thousand, or 26.8%, compared to the same period in 2000. As a percentage of sales, SG&A expenses for the three months ended December 31, 2000, decreased to 43.0% from 44.0% for the same period in 2000. SG&A expenses for the six months ended December 31, 2001 increased by approximately $514 thousand, or 26.5%, compared to the same period in 2000. As a percentage of sales, SG&A expenses for the six months ended December 31, 2001, decreased to 36.8% from 39.9% for the same period in fiscal 2000. The increase in selling, general and administrative expenses for both periods was primarily due to an increase in personnel related costs incurred in connection with hiring additional personnel to the Company's sales force, managing the increase in sales volume, and advertising costs associated with an increase in mailings to the Company's customer base.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled approximately $302 thousand at December 31, 2001, compared to approximately $350 thousand at June 30, 2001. Cash used in operations of approximately $501 thousand during the six months ended December 31, 2001, resulted primarily from the Company's net loss, increases in inventory of approximately $922 thousand, and a decrease in accounts payable of approximately $279 thousand, which was partially offset by a decrease in accounts receivable of approximately $736 thousand. For the comparable period in fiscal 2000, the cash used in operations was approximately $1.3 million and resulted primarily from losses incurred during the period, increases in inventory, and a decrease in accounts payable, partially offset by a decrease in accounts receivable of approximately $517 thousand. The reduction in cash used in operations for the six months ended December 31, 2001, was due principally to a decrease in the Company's net loss and its collections of accounts receivable.

The Company used approximately $89 thousand in cash in investing activities in the six month period ended December 31, 2001. The primary use of cash in investing activities was the purchase of property and equipment of approximately $94 thousand, partially offset by the repayment of a note payable to the Company by a stockholder.

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

The Company generated approximately $543 thousand from financing activities for the six months ended December 31, 2001. The cash generated from financing activities was from borrowings under the Company's revolving line of credit, partially offset by the purchase of treasury shares of approximately $107 thousand.

Current assets totaled approximately $5.2 million at December 31, 2001, providing the Company with working capital of approximately $4.2 million.

On December 26, 2001, the Company agreed to terms for a new $2,500,000 Revolving Line of Credit with Bank of America, N.A. (the "Line of Credit"). The Line of Credit replaces the line of credit the Company had with Chase Bank of Texas. The Line of Credit is secured by substantially all of the Company's assets and permits the Company to borrow funds based upon a certain percentage of its outstanding eligible accounts receivable and inventory, will mature on December 26, 2003, and includes a provision for letters of credit. At the Company's option, borrowings under the Line of Credit bear interest at the prevailing Prime Rate plus 1/2% or LIBOR plus 3%. The note payable to stockholder is subordinate to the Line of Credit and the stockholder guaranteed the repayment of up to $1,000,000 outstanding under the Line of Credit. At December 31, 2001, there was $1,070,000 outstanding under the Line of Credit and $1,347,000 available for future advances under the Line of Credit. The Line of Credit limits the amount and circumstances under which the Company may pay cash dividends to stockholders and the Company must maintain certain financial covenants and ratios including maintaining, on a consolidated basis, a positive net income before taxes and extraordinary items for each fiscal year, and a specified debt to tangible net worth ratio.

Management believes the Company will be able to satisfy its short-term and long-term liquidity requirements from borrowings under the line of credit and from cash generated from operations. The Company may experience periods of higher borrowing under its line of credit due to the seasonal nature of its business cycle. The Company is actively involved in seeking expansion through acquisitions and joint ventures, and the success of such efforts may require additional bank debt, equity financing, or private financing.

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

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

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

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

As contemplated in the Company's Proxy Statement, which was mailed to stockholders beginning on November 6, 2001, the Company's stockholders elected Michael J. Blumenfeld, Adam Blumenfeld, Arthur J. Coerver, Harvey Rothenberg, Jeff Davidowitz, William A. Watkins and Robert W. Hampton as directors of the Company, each to serve until the next annual meeting of stockholders. The Company's stockholders also considered a proposal to ratify the selection of Grant Thornton LLP as the independent auditor of the Company for the fiscal year ending June 30, 2002.

Each of the foregoing proposals were approved at the Company's annual meeting of stockholders on December 6, 2001. Each Board nominee received the number of votes indicated below.

                                     No. of Votes Cast     No. of Votes Cast
                  Nominee               For Election      Against or Withheld
                  -------            -----------------    -------------------
          Michael J. Blumenfeld           3,655,298           25,312
          Adam Blumenfeld                 3,648,998           31,612
          Arthur J. Coerver               3,655,308           25,302
          Harvey Rothenberg               3,655,308           25,302
          Jeff Davidowitz                 3,680,298              312
          William A. Watkins              3,680,298              312
          Robert W. Hampton               3,680,298              312

With respect to the approval of the proposal to ratify the selection of Grant Thornton LLP, the votes cast for, against and abstaining were as follows:

              Votes For                           3,680,506
              Votes Against                             106
              Abstention                                  4


                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

A.       Exhibits.

         The following exhibits are filed as part of this report:


Exhibit
Number                              Exhibit
------                              -------

3.1      Articles of Incorporation(1)

3.2      Bylaws(1)

10.1 Engagement Agreement dated January 15, 2002, by and between NetCap Ventures, Inc. and the Company(2)

10.2 Revolving Line of Credit dated December 26, 2001 by and between Bank of America, N.A. and the Company*

21       Subsidiaries(3)


----------

*        Filed herewith

(1) Previously filed as an exhibit to the Company's Form 8-A dated September 9, 1999.

(2) Previously filed as an exhibit to the Company's Post Effective Amendment No. 4 to Registration Statement on Form SB-2 (No. 333-34294) dated January 23, 2002.

(3) Previously filed as an exhibit to the Company's Annual Report in Form 10-KSB for the fiscal year ended June 30, 2001.

B.       Reports on Form 8-K.

         None.

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                               COLLEGIATE PACIFIC INC.



Dated: February 14, 2002       /s/   Michael J. Blumenfeld
                               ------------------------------------------------
                                     Michael J. Blumenfeld, Chairman and
                                     Chief Executive Officer


                              /s/   William R. Estill
                              -------------------------------------------------
                                    William R. Estill, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES


                                  EXHIBIT INDEX


EXHIBIT
NUMBER                              DESCRIPTION
------                              -----------

3.1      Articles of Incorporation(1)

3.2      Bylaws(1)

10.1     Engagement Agreement dated January 15, 2002, by and between NetCap Ventures, Inc. and the Company(2)

10.2     Revolving Line of Credit dated December 26, 2001 by and between Bank of America, N.A. and the Company*

21       Subsidiaries(3)


----------

*        Filed herewith

(1) Previously filed as an exhibit to the Company's Form 8-A dated September 9, 1999.

(2) Previously filed as an exhibit to the Company's Post Effective Amendment No. 4 to Registration Statement on Form SB-2 (No. 333-34294) dated January 23, 2002.

(3) Previously filed as an exhibit to the Company's Annual Report in Form 10-KSB for the fiscal year ended June 30, 2001.