Form 10QSB
period 2002-03-31
COLLEGIATE PACIFIC INC
filed 2002-05-10
CIK 828747

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------


                                   FORM 10-QSB

(Mark One)
    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  -----  EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO
         ______________.

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

As of May 7, 2002, there were 4,295,659 shares of the issuer's common stock outstanding and 4,244,607 of the issuer's common stock purchase warrants outstanding.

Transitional Small Business Disclosure Format (check one):
         Yes      No  X
            -----   -----

================================================================================

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS


                                                                                            PAGE
                                                                                           NUMBER
                                                                                           ------

PART I:  FINANCIAL INFORMATION

         Item 1.    Consolidated Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets at March 31, 2002
         and June 30, 2001.............................................................      1

         Condensed Consolidated Statements of Operations for the
         three and nine months ended March 31, 2001 and 2002...........................      3

         Condensed Consolidated Statements of Cash Flows for
         the nine months ended March 31, 2001 and 2002.................................      4

         Notes to the Condensed Consolidated Financial Statements......................      5

         Item 2.    Management's Discussion and Analysis of Financial
         Condition and Results of Operations...........................................      8


PART II: OTHER INFORMATION

         Item 2.    Changes in Securities and Use of Proceeds..........................     12

         Item 6.    Exhibits and Reports on Form 8-K...................................     12

         SIGNATURES ...................................................................     13

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  March 31,        June 30,
                                                                    2002             2001
                                                                ------------     ------------
                             ASSETS                              (Unaudited)

Current assets:
  Cash and cash equivalents                                     $    452,315     $    349,508
  Accounts receivable, net of the allowance for doubtful
    accounts of $86,163 and $87,187, respectively                  1,915,119        1,797,079
  Inventories                                                      3,239,382        2,787,169
  Prepaid expenses and other assets                                  393,711          146,328
                                                                ------------     ------------
    Total current assets                                           6,000,527        5,080,084

  Property, plant and equipment                                      922,021          819,452
  Less accumulated depreciation                                     (396,066)        (295,980)
                                                                ------------     ------------
                                                                     525,955          523,472

Other assets:
  License agreements, net of accumulated amortization                163,993          100,106
    of $71,437 and $44,296, respectively                             544,375          544,375
  Cost in excess of net tangible assets acquired                     266,428          283,319
                                                                ------------     ------------
  Other assets, net                                             $  7,501,278     $  6,531,356
                                                                ============     ============

     See accompanying notes to condensed consolidated financial statements.

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                      March 31,        June 30,
                                                                        2002            2001
                                                                    ------------     ------------
                                                                    (Unaudited)

Current liabilities:
     Accounts payable                                               $  1,012,914     $    942,129
     Accrued expenses                                                    127,571          124,190
     Current portion, note payable to stockholders                            --          290,973
     Current portion, note payable                                            --          420,000
     Other current liabilities                                             6,014           16,144
                                                                    ------------     ------------
       Total current liabilities                                       1,146,499        1,793,436

     Note payable, net of current portion                              1,250,000               --
     Note payable to stockholders, net of current portion                391,250          365,027
                                                                    ------------     ------------

         Total  liabilities                                            2,787,749        2,158,463

Stockholders' equity:
     Common stock, $.01 par value, 50,000,000
       shares authorized, 4,289,659 and 4,264,773 shares                  42,897           42,648
       issued, respectively
     Additional paid-in capital                                        6,578,066        6,452,278
     Accumulated deficit                                              (1,426,433)      (1,750,568)
     Treasury shares at cost, 56,526 and 36,226 shares,
         respectively                                                   (481,001)        (366,470)
                                                                    ------------     ------------
                                                                       4,713,529        4,377,888

     Less notes receivable from stockholders                                  --           (4,995)
                                                                    ------------     ------------
        Total stockholders' equity                                     4,713,529        4,372,893
                                                                    ------------     ------------
                                                                    $  7,501,278     $  6,531,356
                                                                    ============     ============

     See accompanying notes to condensed consolidated financial statements.

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                          Three Months Ended                    Nine Months Ended
                                                               March 31,                             March 31,
                                                   ---------------------------------     ---------------------------------
                                                        2002                2001              2002                2001
                                                   --------------     --------------     --------------     --------------
Revenues                                           $    4,957,946     $    3,809,903     $   11,621,015     $    8,668,096
Cost of sales                                           3,041,491          2,352,118          7,279,216          5,641,917
                                                   --------------     --------------     --------------     --------------
     Gross margin                                       1,916,455          1,457,785          4,341,799          3,026,179

Selling, general and administrative
   expenses                                             1,449,136          1,235,146          3,899,911          3,172,064
                                                   --------------     --------------     --------------     --------------
     Operating profit (loss)                              467,319            222,639            441,888           (145,885)

Other income (expense)
     Interest expense                                     (38,573)           (56,228)          (122,526)          (113,869)
     Other income                                               5              1,490              4,773              3,246
                                                   --------------     --------------     --------------     --------------
Net income (loss)                                  $      428,751     $      167,901     $      324,135     $     (256,508)
                                                   ==============     ==============     ==============     ==============

Net income (loss) per share - basic                $         0.10     $         0.04     $         0.08     $        (0.06)
                                                   ==============     ==============     ==============     ==============
Net income (loss) per share - diluted              $         0.09     $         0.04     $         0.07     $        (0.06)
                                                   ==============     ==============     ==============     ==============

Shares used in computing net
income and loss per share:
Basic                                                   4,215,814          4,225,186          4,220,325          4,213,900
Diluted                                                 4,917,048          4,227,137          4,573,785          4,213,900

     See accompanying notes to condensed consolidated financial statements.

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                      Nine months ended
                                                                          March 31,
                                                                -----------------------------
                                                                    2002             2001
                                                                ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                          $    324,135     $   (256,508)
     Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
     Depreciation                                                    137,640           73,933
     Amortization                                                     44,031           98,091
     Bad debt expense                                                 57,264           73,251
     Changes in operating assets and liabilities                    (810,864)      (1,529,045)
                                                                ------------     ------------
Net cash used in operating activities                               (247,794)      (1,540,278)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                            (140,123)        (150,625)
     Cash received on notes receivable from stockholders               4,995            9,849
                                                                ------------     ------------

Net cash used in investing activities                               (135,128)        (140,776)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings                                        830,000        1,070,000
     Proceeds (repayments) on notes payable to stockholder          (264,750)          75,000
     Proceeds from issuance of common stock                           35,010               --
     Cash paid for treasury shares                                  (114,531)        (111,027)
                                                                ------------     ------------

Net cash provided by financing activities                            485,729        1,033,973
                                                                ------------     ------------

Net increase (decrease) in cash and cash equivalents                 102,807         (647,081)

Cash and cash equivalents at beginning of period                     349,508          780,546
                                                                ------------     ------------

Cash and cash equivalents at end of period                      $    452,315     $    133,465
                                                                ============     ============

Non-cash investing activities:
Common stock issued for purchase of fixed assets                $         --     $     96,998
                                                                ============     ============
Warrants cancelled in conjunction with
   amendment to distribution agreement                          $         --     $    105,971
                                                                ============     ============
Common stock issued for purchase of license                     $     91,027     $         --
                                                                ============     ============

Supplemental disclosure of cash flow information:
Cash paid during the period for interest                        $    143,709     $     95,314
                                                                ============     ============
Cash paid during the period for income taxes                    $         --     $     29,168
                                                                ============     ============

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

                                           For the three months ended      For the nine months ended
                                                   March 31,                       March 31,
                                              2002            2001            2002            2001
                                          ------------    ------------    ------------    ------------
Reported net income (loss):               $    428,751    $    167,901    $    324,135    $   (256,508)
  Add back:  Goodwill amortization                  --          11,108              --          32,946
                                          ------------    ------------    ------------    ------------
  Adjusted net income (loss)              $    428,751    $    179,009    $    324,135    $   (223,562)
                                          ============    ============    ============    ============

Basic earnings per share:
  Reported net income (loss)              $       0.10    $       0.04    $       0.08    $      (0.06)
  Add back:  Goodwill amortization                  --              --              --            0.01
                                          ------------    ------------    ------------    ------------
  Adjusted net income (loss)              $       0.10    $       0.04    $       0.08    $      (0.05)
                                          ============    ============    ============    ============

Diluted earnings per share:
  Reported net income (loss)              $       0.09    $       0.04    $       0.07    $      (0.06)
  Add back:  Goodwill amortization                  --              --              --            0.01
                                          ------------    ------------    ------------    ------------
  Adjusted net income (loss)              $       0.09    $       0.04    $       0.07    $      (0.05)
                                          ============    ============    ============    ============

         In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" ("SFAS 121") and related literature and establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The Company is required to adopt SFAS 144 on July 1, 2002. The Company does not expect the adoption of this standard to have a material effect on its financial position or results of operations.

4.       INVENTORIES

         Inventories consist of the following:

                                March 31,       June 30,
                                  2002            2001
                              ------------    ------------
         Raw materials        $    264,612    $    205,734
         Work in progress           50,250          28,139
         Finished goods          2,924,520       2,553,296
                              ------------    ------------
                              $  3,239,382    $  2,787,169
                              ============    ============

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

5.       NET INCOME (LOSS) PER SHARE

         Summarized basic and diluted additional net income (loss) per common share for the three and nine months ended March 31, 2002 and 2001 are as follows:

                                            For the three months ended       For the nine months ended
                                          -----------------------------    -----------------------------
                                                    March 31                        March 31
                                          -----------------------------    -----------------------------
                                              2002             2001            2002             2001
                                          ------------     ------------    ------------     ------------
   Net income (loss)                      $    428,751     $    167,901    $    324,135     $   (256,508)

   Weighted average common
    shares - basic                           4,215,814        4,225,186       4,220,325        4,213,900

   Effect of dilutive shares                   701,234            1,951         353,460               --

   Weighted average common
    shares - diluted                         4,917,048        4,227,137       4,573,785        4,213,900

   Net income (loss) - basic              $       0.10     $       0.04    $       0.08     $      (0.06)
   Per share effect of dilutive
    shares                                       (0.01)              --           (0.01)              --
                                          ------------     ------------    ------------     ------------
   Net income (loss) - diluted            $       0.09     $       0.04    $       0.07     $      (0.06)
                                          ============     ============    ============     ============

   Shares  excluded from computation
   because their
   effect was anti-dilutive                    236,500        4,490,156       3,164,805        4,492,107


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

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company is engaged in the national distribution of sports equipment to the institutional and retail markets. The vast majority of the Company's revenues are generated by responses to the Company's catalog mailings and telemarketing efforts. The market for this merchandise is estimated to consist of approximately 250,000 locations, which have annual expenditures of some $4 billion for sports equipment. The management of the Company has extensive experience in this business dating back to 1972, and has previously founded successful mail order companies in the sports equipment industry.

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

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001 AND NINE MONTHS ENDED MARCH 31, 2002 COMPARED TO NINE MONTHS ENDED MARCH 31, 2001

REVENUES

The Company's revenues and earnings are seasonal in nature. Historically, the Company has reported lower revenues and earnings in the first and second quarters of each fiscal year. Revenues and earnings reported by the Company in the second fiscal quarter have been generally lower than those in other fiscal quarters because many of the Company's primary customers are closed for the Thanksgiving and Christmas holidays. Other factors, such as poor weather, could negatively impact demand for the Company's products. Management believes that if revenues continue to increase at historical levels and, as the Company makes changes to its product mix, the historical seasonal nature of the Company's revenues and earnings will be diminished.

Revenues for the three months ended March 31, 2002, increased by approximately $1.1 million, or 30.1%, compared to the same period in 2001. Revenues for the nine months ended March 31, 2002, increased by approximately $3.0 million, or 34.1%, compared to the same period in 2001. The Company attributes the growth in its revenues for both periods to its aggressive marketing activities, the expansion of its product offerings, an increase in dealer related revenues, and the overall growth of its customer base. Because the Company continues to expand its marketing activities, management believes the Company's revenues will continue to exhibit growth from current levels.

GROSS MARGIN

Gross margin for the three months ended March 31, 2002, increased by approximately $459 thousand, or 31.5%, compared to the same period in 2001. As a percentage of sales, gross margin for the three months ended March 31, 2002, increased to 38.7%, compared to 38.3% for the same period in fiscal 2001. Gross margin for the nine months ended March 31, 2002 increased by

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES


approximately $1.3 million, or 43.5%, compared to the same period in 2001. As a percentage of sales, gross margin for the nine months ended March 31, 2002, increased to 37.4%, compared to 34.9% for the same period in 2001.

The increase in gross margin for the three and nine months ended March 31 2002, was the result of increased sales, better absorption of manufacturing costs, and an increase in the sales volume of manufactured products, which historically have a higher margin than other Company products.

OPERATING EXPENSES

Selling, general and administrative (SG&A) expenses for the three months ended March 31, 2002, increased by approximately $214 thousand, or 17.3%, compared to the same period in 2001. As a percentage of sales, SG&A expenses for the three months ended March 31, 2002, decreased to 29.2% from 32.4% for the same period in 2001. SG&A expenses for the nine months ended March 31, 2002 increased by approximately $728 thousand, or 22.9%, compared to the same period in 2001. As a percentage of sales, SG&A expenses for the nine months ended March 31, 2002, decreased to 33.6% from 36.6% for the same period in fiscal 2001. The increase in SG&A expenses for both periods was primarily due to an increase in personnel related costs incurred in connection with hiring additional personnel to the Company's sales force, managing the increase in sales volume, and advertising costs associated with an increase in mailings to the Company's customer base.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled approximately $452 thousand at March 31, 2002, compared to approximately $350 thousand at June 30, 2001. Cash used in operations of approximately $248 thousand during the nine months ended March 31, 2002, resulted primarily from increases in inventory of approximately $452 thousand, an increase in accounts receivable of approximately $175 thousand, and an increase in prepaid expenses of approximately $247 thousand, which was partially offset by an increase in accounts payable of approximately $70 thousand. For the comparable period in fiscal 2001, the cash used in operations was approximately $1.5 million and resulted primarily from losses incurred during the period, increases in inventory of approximately $429 thousand, an increase in accounts receivable of approximately $380 thousand, an increase in prepaid expenses of approximately $436 thousand, and a decrease in accrued expenses of approximately $255 thousand, partially offset by an increase in accounts payable of approximately $47 thousand. The reduction in cash used in operations for the nine months ended March 31, 2002, was due principally to the improvement in the Company's net operating results.

The Company used approximately $135 thousand in cash in investing activities in the nine month period ended March 31, 2002. The primary use of cash in investing activities was the purchase of property and equipment of approximately $140 thousand, partially offset by the repayment of a note receivable to the Company by a stockholder.

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES


The Company generated approximately $486 thousand from financing activities for the nine months ended March 31, 2002. The cash generated from financing activities was from borrowings under the Company's revolving line of credit of $830 thousand, partially offset by the purchase of treasury shares of approximately $115 thousand and repayments on the note payable to stockholder of approximately $265 thousand.

Current assets totaled approximately $6.0 million at March 31, 2002, providing the Company with working capital of approximately $4.9 million and a current ratio of 5:1.

On December 26, 2001, the Company agreed to terms for a new $2,500,000 Revolving Line of Credit with Bank of America, N.A. (the "Line of Credit"). The Line of Credit replaces the line of credit the Company had with Chase Bank of Texas. The Line of Credit is secured by substantially all of the Company's assets and permits the Company to borrow funds based upon a certain percentage of its outstanding eligible accounts receivable and inventory, will mature on December 26, 2003, and includes a provision for letters of credit. At the Company's option, borrowings under the Line of Credit bear interest at the prevailing Prime Rate plus 1/2% or LIBOR plus 3%. The note payable to stockholder is subordinate to the Line of Credit and the stockholder guaranteed the repayment of up to $1,000,000 outstanding under the Line of Credit. At May 7, 2002, there was $550,000 outstanding under the Line of Credit and $1,800,000 available for future advances under the Line of Credit. The Line of Credit limits the amount and circumstances under which the Company may pay cash dividends to stockholders and the Company must maintain certain financial covenants and ratios including maintaining, on a consolidated basis, a positive net income before taxes and extraordinary items for each fiscal year, and a specified debt to tangible net worth ratio.

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

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES


PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

         On March 16, 2001, the Company extended its exclusive license agreement with Edwards Sports Products Limited through February 7, 2011, and, in connection therewith, issued 15,866 shares of its Common Stock to Edwards Sports Products Limited as part of the renewal fee.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

A.       Exhibits.

         The following exhibits are filed as part of this report:

Exhibit
Number                  Exhibit
-------                 -------
3.1           Articles of Incorporation(1)

3.2           Bylaws(1)

21            Subsidiaries(2)

----------
*        Filed herewith

(1) Previously filed as an exhibit to the Company's Form 8-A dated September 9, 1999.

(2) Previously filed as an exhibit to the Company's Annual Report in Form 10-KSB for the fiscal year ended June 30, 2001.

B.       Reports on Form 8-K.

         None.

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                   COLLEGIATE PACIFIC INC.



Dated: May 10, 2002                 /s/   Michael J. Blumenfeld
                                   --------------------------------------------
                                   Michael J. Blumenfeld, Chairman and
                                   Chief Executive Officer


                                    /s/   William R. Estill
                                   --------------------------------------------
                                   William R. Estill, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)