Form 10KSB
period 2002-06-30
COLLEGIATE PACIFIC INC
filed 2002-09-27
CIK 828747

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-KSB
(Mark One)
   X            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--------        AND EXCHANGE ACT OF 1934
                FOR THE FISCAL YEAR ENDED JUNE 30, 2002

                                       OR
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
--------        SECURITIES EXCHANGE ACT OF 1934

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

                     COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                (Title of Class)
                         COMMON STOCK PURCHASE WARRANTS
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for the fiscal year ended June 30, 2002 were $16,901,125.

The aggregate market value of voting stock held by non-affiliates of the registrant is approximately $9,687,750. This amount was calculated by reducing the total number of shares of common stock held by officers, directors, and shareholders owning in excess of 10% of the issuer's common stock, and multiplying the remainder by the average of the bid and ask price for the issuer's common stock on September 23, 2002, as reported on the National Association of Securities Dealers, Inc. Automated Quotation System. The information provided shall in no way be construed as an admission that any officer, director, or more than 10% shareholder of the registrant may be deemed an affiliate of the registrant or that such person is the beneficial owner of the shares reported as being held by such person, and any such inference is hereby disclaimed.

On September 23, 2002, there were 4,300,659 shares of the issuer's common stock, $0.01 par value, outstanding, and 4,244,607 common stock purchase warrants to acquire shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one):
Yes       No  X
    ---      ---

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer's Proxy Statement for the Annual Meeting of Stockholders to be held on or about December 12, 2002 (to be filed) are incorporated by reference into Part III of this Form 10-KSB.

                             COLLEGIATE PACIFIC INC.
                                   FORM 10-KSB
                         FISCAL YEAR ENDED JUNE 30, 2002

                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----

PART I

Item 1            Description of Business                                                                        1

Item 2            Description of Property                                                                        4

Item 3            Legal Proceedings                                                                              4

Item 4            Submission of Matters to a Vote of Security Holders                                            4

PART II

Item 5            Market for Common Equity and Related Stockholder Matters                                       5

Item 6            Management's Discussion and Analysis of Financial Condition and Results of
                  Operations                                                                                     7

Item 7            Consolidated Financial Statements                                                             14

Item 8            Changes in and Disagreements with Accountants on Accounting and Financial
                  Disclosure                                                                                    28


PART III

Item 9            Directors, Executive Officers, Promoters and Control Persons; Compliance with
                  Section 16(a) of the Exchange Act                                                             29

Item 10           Executive Compensation                                                                        29

Item 11           Security Ownership of Certain Beneficial Owners and Management and Related
                  Stockholder Matters                                                                           29

Item 12           Certain Relationships and Related Transactions                                                29

PART IV

Item 13           Exhibits, List and Reports on Form 8-K                                                        30


SIGNATURES                                                                                                      33

CERTIFICATIONS                                                                                                  34

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

         On February 17, 1998, our stockholders authorized us to enter into the business of distributing sports equipment. This change in our business was accomplished through the following steps:

         o The Company sold a controlling interest in the Company, which consisted of 2,000,000 shares of our common stock, to Michael
                  J. Blumenfeld ("Mr. Blumenfeld") and Adam Blumenfeld. The price of the shares was $1.00 per share, which was the average of the bid and ask price of the common stock on August 18, 1997, the date of the Stock Purchase Agreement, or a total price of $2 million. Mr. Blumenfeld purchased 1,960,000 shares and Adam Blumenfeld purchased 40,000 shares;

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

         On October 25, 1999, we acquired certain assets of Mark One Inc., a distributor of camping and sporting goods related equipment, as well as numerous items for the recreation, military and municipal markets.

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

         The Company's executive offices are located at 13950 Senlac Drive, Suite 100, Dallas, Texas 75234, and our telephone number at that location is
(972) 243-8100. The Company's fiscal year ends on June 30th. References herein to "fiscal 2000," "fiscal 2001," "fiscal 2002" and "fiscal 2003" refer to our fiscal years ended June 30, 2000, 2001, 2002, and 2003 respectively.

BUSINESS

         We are in the mail order marketing of sports equipment business. We manufacture and distribute our products primarily to institutional customers located throughout the United States. Our principal customers include country clubs, schools, YMCAs, YWCAs and similar recreational organizations, municipal recreation departments, and other governmental agencies. We offer a broad line of sporting equipment, including inflatable balls, nets for various sports, standards and goals for sports, weight lifting equipment, and other recreational products, and we also provide after-sale customer service through toll-free numbers.

         We believe that prompt delivery of a broad range of products at competitive prices, coupled with prompt, accessible customer service, distinguishes the Company from its competitors. We currently market about 3,200 sports and recreational related equipment and products to over 200,000 potential institutional, retail, Internet, and sporting good dealer type customers. Since commencing operations, we have sold products to approximately 35,000 customers.

         Our master mailing list currently includes over 200,000 potential customers, and we intend to distribute approximately 1.3 million catalogs and fliers to this audience during fiscal 2003. Michael J. Blumenfeld, the Chief Executive Officer of the Company with over 30 years of experience in the industry, supervised the development of this mailing list, and it is carefully maintained, screened, and crosschecked. We subdivided this mailing list into various combinations designed to place catalogs in the hands of the individuals making the purchase decisions. The master mailing list is also subdivided by relevant product types, seasons, and customer profiles. We also use other forms of solicitations such as trade shows, telemarketing, and the Internet.

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

SEASONAL NATURE OF BUSINESS

         We anticipate that our revenues will peak in the third and fourth quarters of each fiscal year due primarily to the budgeting procedures of many of our customers and the seasonal demand for our products. The first and second quarters generally experience lower revenues and higher expenses as a percentage of sales due to lower customer demand during those periods because of decreased sports activities, adverse weather conditions inhibiting customer demand, holiday seasons, and school recesses.

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

EMPLOYEES

         We currently employ 56 people on a full-time basis. In addition, we may hire temporary employees as seasonal increases in demand occur. None of our employees are represented by any organized labor organization or union, and we believe our relations with our employees are generally good.

ITEM 2. DESCRIPTION OF PROPERTY.

We lease approximately 88,000 square feet in Farmers Branch, Texas, which we use for our corporate headquarters and a warehouse facility. The lease for this facility expires in October 2007. The Company also leases approximately 1,500 square feet in Memphis, Tennessee, which we use for a sales office. The lease for this facility expires in 2005. We believe those facilities will be adequate for our business needs for the foreseeable future. We do not own any real property.

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


         COMMON STOCK                      FISCAL 2002              FISCAL 2001
--------------------------------       --------------------    --------------------
       CALENDAR PERIOD                   LOW         HIGH        LOW         HIGH
--------------------------------       --------    --------    --------    --------

July 1 - September 30                  $   3.88    $   5.65    $   6.00    $   9.75
October 1 - December 31                    4.90        5.93        5.50        6.75
January 1 - March 31                       5.00        7.12        3.75        5.63
April 1 - June 30                          4.70        7.50        3.85        4.10


            WARRANTS                        FISCAL 2002             FISCAL 2001
--------------------------------       --------------------    --------------------
        CALENDAR PERIOD                  LOW         HIGH        LOW         HIGH
--------------------------------       --------    --------    --------    --------
July 1 - September 30                  $   0.83    $   0.83    $   1.25    $   1.88
October 1 - December 31                    0.90        1.25        1.00        1.25
January 1 - March 31                       1.00        2.65        0.60        0.90
April 1 - June 30                          1.05        2.81        0.73        0.85

         On January 14, 2000, our shareholders approved an amendment to the Company's Certificate of Incorporation authorizing a one-for-five reverse stock split, which became effective on January 19, 2000. The prices set forth in the foregoing tables have been adjusted to take into account the reverse stock split.

         As of September 23, 2002, there were approximately 335 holders of record of our common stock, and there were 4,300,659 shares of common stock issued and outstanding and 4,244,607 common stock purchase warrants issued and outstanding.

         The Company did not declare or pay any cash dividends on its common stock during fiscal 2002. On May 26, 2000, each record holder of our common stock received a special dividend from the Company of one warrant for each share of common stock owned by the record holder. The Company issued the warrants pursuant to a warrant agreement between the Company and Continental Stock Transfer and Trust Company, Inc.

         Each warrant entitles the holder to purchase from the Company, for cash, one share of common stock at $5.00 per share. The number of shares purchasable upon exercise of each warrant and price per share may be adjusted under certain conditions. Holders may exercise the warrants at any time on or before May 26, 2005, unless extended by the Company. The warrants are callable and cancelable at a cancellation price of $0.05 per share of common stock purchasable upon exercise of the warrants. If the Company calls the warrants for cancellation, holders may exercise the warrants at any time prior to the close of business on the business day preceding the date fixed for cancellation.

         On September 19, 2002, we announced for the first time that we would pay a cash dividend of $0.02 per share on October 11, 2002, to all shareholders of record on September 30, 2002. Future dividends may be paid only when, as, and if declared by the Company's Board of Directors in its sole discretion, and will be dependent upon then existing conditions, including the Company's financial condition, results of operations, contractual restrictions, capital requirements, business prospects, and such other factors as the Board deems relevant. We currently do not anticipate paying any stock dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED JUNE 30, 2002 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2001

         Net Sales. Net sales for the twelve months ended June 30, 2002, increased by approximately $3.6 million, or approximately 27.3%, compared to the same period in 2001. We attribute the growth in net sales primarily to an overall increase in catalog sales and dealer-related revenues. We believe future net sales will continue to rise from current levels, however, no assurances can be made that any future increases in revenues will be at the same rate. We also believe that seasonality in our net sales will continue to be a factor in future periods because of the budgeting procedures of our customers and the seasonal demand for our products. As a result, we continue to see an increase in demand for our products during the third and fourth quarters of our fiscal year.

         Gross Profit. The Company's gross profit for the twelve months ended June 30, 2002, increased by approximately $1.5 million, or approximately 31.6%, compared to the same period in 2001. As a percentage of sales, gross profit increased to 37.0% compared to 35.8% for the same period in 2001. The increase in gross profit was primarily due to the increase in sales of the Company's manufactured products which, historically, have been sold at higher margins, as well as a small decrease in freight costs.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the twelve months ended June 30, 2002, increased by approximately $691 thousand, or approximately 15.0%, compared to the same period in 2001. As a percentage of sales, selling, general and administrative expenses decreased to approximately 31.4% from 34.8% for fiscal 2001. The increase in selling, general, and administrative expenses was due primarily to:

         o an increase in salaries and personnel related costs of approximately $431 thousand for additional personnel hired by the Company to manage the increase in its sales volume;

         o an increase in advertising and trade show expenses of approximately $235 thousand, primarily for mailing catalogs to existing and new customers, as well as an increase in fliers and promotional literature; and

         o an increase in the cost of property, casualty, and liability insurance of approximately $78 thousand.

These increases in personnel, advertising, and insurance costs were partially offset by decreases in other expense categories.

         Operating Profit. Operating profit increased by approximately $808 thousand for the twelve months ended June 30, 2002, compared to the same period in fiscal 2001. As a percentage of net sales, the operating profit increased to approximately 5.6% compared to 1.0% for the twelve-months ended June 30, 2001. The increase was attributable to increased sales activity, an increase in gross profit as a percentage of sales, and the reduction of selling, general and administrative expenses as a percentage of sales during fiscal 2002.

         Interest Expense. Interest expense decreased by approximately $16 thousand for the twelve months ended June 30, 2002, compared to the twelve months ended June 30, 2001. As a percentage of sales, interest expense was approximately 0.8% and 1.2% for the twelve months ended June 30, 2002 and 2001, respectively. The decrease in interest expense primarily reflects the net cash provided by operating activities used to reduce the Company's borrowings during fiscal 2002. Approximately $86 thousand of the interest expense in both fiscal 2002 and 2001 was for interest paid on the note payable to Mr. Blumenfeld. See "Liquidity and Capital Resources."

         Net Income. Net income increased by approximately $801 thousand for the twelve months ended June 30, 2002, compared to the same period in fiscal 2001. As a percentage of net sales, net income increased to approximately 4.8% for the twelve months ended June 30, 2002 compared to 0.03% for the twelve months ended June 30, 2001. The increase was attributable to increased sales activity, a small increase in gross profit as a percentage of sales, and the reduction of selling, general and administrative expenses as a percentage of sales during fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operations for the twelve months ended June 30, 2002, was approximately $867 thousand, compared to net cash used by the Company of approximately $554 thousand for the same period in 2001. The increase in cash flow was due primarily to an increase in net income resulting from the increase in sales levels and smaller increases in our investment in working capital.

         The Company used approximately $161 thousand in cash for investing activities during fiscal 2002. The primary use of cash in investing activities was the purchase of property and equipment. The Company expects to increase spending for capital expenditures in fiscal 2003 by approximately $100 thousand to expand its Texas distribution facility.

         The Company used approximately $788 thousand in cash for financing activities for the twelve months ended June 30, 2002. The cash was used to repay borrowings on the Company's line of credit and note payable to stockholder, as well as to purchase treasury shares.

         Current assets as of June 30, 2002, totaled approximately $5.4 million, thereby providing the Company with working capital of approximately $4.1 million.

         On December 26, 2001, the Company agreed to terms for a $2.5 million revolving line of credit with Bank of America, N.A. (the "Line of Credit"). The Line of Credit allows the Company to borrow funds based upon a certain percentage of its eligible accounts receivable and inventories. This facility will mature on December 26, 2003, and includes a provision for letters of credit. At the Company's option, borrowings under the Line of Credit bear interest at the prevailing prime rate plus 1/2% or LIBOR plus 3%. As of June 30, 2002, no amount was outstanding under the Line of Credit, thereby leaving the Company with approximately $2.5 million of availability. Approximately $420 thousand was outstanding at June 30, 2001. The Company's note payable to stockholder is subordinate to the Line of Credit and the stockholder guaranteed the repayment of up to $1.0 million outstanding under the Line of Credit. On August 22, 2002, the Company and Bank of America agreed to amend the terms of the Line of Credit by increasing the Company's revolving line of credit to $5.0 million and extending the term of the facility to July 2004. Further, the Company may now borrow against up to 85% of its eligible accounts receivable and no portion of the Line of Credit is guaranteed by the Company's principal stockholder.

         We believe the Company will satisfy its short term and long-term liquidity needs from borrowings under the Line of Credit, a new line of credit, and cash flows from operations. We may experience periods of higher borrowing under the credit facility due to the seasonal nature of the Company's business cycle. We are actively seeking expansion through acquisitions and/or joint ventures, and the success of such efforts may require additional bank debt, equity financing, or private financing.

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

         Collegiate Pacific entered into the catalog and mail-order distribution of sporting goods business only five years ago. The Company generated net income of approximately $805 thousand and $4 thousand for fiscal 2002 and fiscal 2001, respectively.

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

         In addition, our limited operating history makes it difficult or impossible to predict future operating results. We cannot give you any assurance that our revenues will increase or even continue at their current level, or that we will continue to maintain profitability or generate cash from operations in the future.

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

MANAGING POTENTIAL GROWTH

         We experienced a period of significant growth and our continued expansion may significantly strain our management, financial, and other resources. We believe that improvements in management and operational controls, and operations, financial and management information systems could be needed to manage future growth. We cannot assure you that:

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

DEPENDENCE ON KEY PERSONNEL

         Our performance is substantially dependent on the skills, experience, and performance of our Chief Executive Officer, Michael J. Blumenfeld, as well as our ability to retain and motivate other officers and key employees, certain of whom would be difficult to replace. The Company does not have an employment agreement with Mr. Blumenfeld. The Company does not have a "key person" life insurance policy on any of its officers or other employees.

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

         Accordingly, we are subject to the risks of international business, including:

         o        shipment delays;

         o        fluctuation in exchange rates;

         o        increases in import duties;

         o        changes in customs regulations;

         o        adverse economic conditions in foreign countries; and

         o        political turmoil.

         The occurrence of any one or more of the events described above could adversely affect our business, financial condition, and results of operations due to an inability to make timely shipments to our customers or by utilizing other more costly carriers or means of shipping.

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

CONTROL BY MAJOR STOCKHOLDER

         Michael J. Blumenfeld, Chairman and Chief Executive Officer of Collegiate Pacific, currently owns 2,186,107 shares or 51% of our common stock, and holds options and a Warrant convertible into 2,107,607 shares of the Company's outstanding voting Common Stock. As a result, Mr. Blumenfeld has the power to initiate or block corporate actions such as an amendment to the Company's Certificate of Incorporation, the consummation of any merger, or the sale of all or substantially all of the assets of the Company. In addition, Mr. Blumenfeld may control the election of directors and any other action requiring stockholder approval.

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

OUTSTANDING STOCK OPTIONS

         Outstanding options may have an effect on the price of our securities. We have granted 498,200 options, each to purchase one share of our Common Stock, to key employees, officers, and directors under our 1998 Collegiate Pacific Inc. Stock Option Plan. These outstanding options could have a significant adverse effect on the trading price of our common stock, especially if a significant volume of the options were exercised and the stock issued were immediately sold into the public market.

THE EXERCISE OF OUTSTANDING WARRANTS AND OPTIONS COULD HAVE A DILUTIVE EFFECT

         As of September 23, 2002, there were 652,200 options and 4,244,607 warrants outstanding and held by shareholders and certain third parties to purchase approximately 4,896,807 shares of Common Stock. The options and warrants have exercise prices ranging from $3.88 per share to $9.38 per share. The exercise of warrants or options and the sale of the underlying shares of common stock (or even the potential of such exercise or sale) could have a negative effect on the market price of our common stock, and will have a dilutive impact on other shareholders.

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

POTENTIAL ADVERSE EFFECT OF REDEMPTION OF WARRANTS

         We may redeem each Warrant at $0.05 per Warrant after the occurrence of certain preconditions. Redemption of the Warrants could force the Warrant holders to exercise the Warrants at a time when it may be disadvantageous for the holders to do so or to sell the Warrants at their then current market price when the holders might otherwise wish to hold the Warrants for possible appreciation. Any holders who do not exercise warrants prior to their expiration or redemption, as the case may be, will forfeit the right to purchase the shares of Common Stock underlying the Warrants.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS.


                                                                                           Page
                                                                                           ----

         Index to Consolidated Financial Statements                                        14
         Report of Independent Certified Public Accountants                                15
         Consolidated Balance Sheets as of June 30, 2002 and 2001                          16
         Consolidated Statements of Income for the years ended June 30, 2002
         and 2001                                                                          17
         Consolidated Statement of Stockholders' Equity for the years ended
         June 30, 2002 and 2001                                                            18
         Consolidated Statements of Cash Flows for the years ended June 30, 2002
         and 2001                                                                          19
         Notes to Consolidated Financial Statements                                        20

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Stockholders and Board of Directors of Collegiate Pacific Inc.

         We have audited the accompanying consolidated balance sheets of Collegiate Pacific Inc. and Subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Collegiate Pacific Inc. and Subsidiaries as of June 30, 2002 and 2001, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



                                                   /s/ Grant Thornton LLP

Dallas, Texas
July 24, 2002, except for Notes 7 and 13
as to which the date is August 31, 2002

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2002 AND 2001

                                     ASSETS

                                                                      2002           2001
                                                                   ----------     ----------
Current assets:
     Cash and cash equivalents                                     $  267,362     $  349,508
     Accounts receivable, less allowance for doubtful accounts
       of $96,181 in 2002 and $87,187 in 2001                       1,990,997      1,797,079
     Inventories                                                    2,984,803      2,787,169
     Prepaid expenses and other current assets                        149,442        146,328
                                                                   ----------     ----------
             Total current assets                                   5,392,604      5,080,084
Property and equipment, net of accumulated depreciation
  of $445,635 in 2002 and $295,980 in 2001                            502,275        523,472
Other assets:
     License agreements, net of accumulated amortization of
       $82,759 in 2002 and $44,296 in 2001                            152,670        100,106
     Goodwill                                                         544,375        544,375
     Other assets, net                                                260,798        283,319
                                                                   ----------     ----------
                                                                   $6,852,722     $6,531,356
                                                                   ==========     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                      2002           2001
                                                                   ----------     -----------
Current liabilities:
     Accounts payable                                              $1,154,398     $   942,129
     Accrued expenses                                                 128,648         124,190
     Revolving line of credit                                              --         420,000
     Notes payable to stockholders, current portion                        --         290,973
     Other current liabilities                                          7,553          16,144
                                                                   ----------     -----------
             Total current liabilities                              1,290,599       1,793,436

Notes payable to stockholders, net of current portion                 353,063         365,027
                                                                   ----------     -----------

             Total liabilities                                      1,643,662       2,158,463

Stockholders' equity:
    Common stock, $.01 par value; authorized 20,000,000 shares,
    issued: 4,300,659 in 2002 and 4,264,773 in 2001                    43,007          42,648
     Additional paid-in capital                                     6,607,546       6,452,278
     Accumulated deficit                                             (945,080)     (1,750,568)
     Treasury shares, at cost: 59,526 shares in 2002 and 36,226
     shares in 2001                                                  (496,413)       (366,470)
                                                                   ----------      -----------
                                                                    5,209,060       4,377,888
     Less: note receivable from stockholder                                --          (4,995)
                                                                   ----------     -----------

             Total stockholders' equity                             5,209,060       4,372,893
                                                                   ----------     -----------
                                                                   $6,852,722     $ 6,531,356
                                                                   ==========     ===========

         The accompanying notes are an integral part of these consolidated financial statements.

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001

                                                                    2002                2001
                                                                 ------------      ------------
Net sales                                                        $ 16,901,125      $ 13,272,696
Cost of sales                                                      10,654,442         8,525,643
                                                                 ------------      ------------

       Gross profit                                                 6,246,683         4,747,053

Selling, general and administrative expenses                        5,307,390         4,616,385
                                                                 ------------      ------------

       Operating profit                                               939,293           130,668
                                                                 ------------      ------------

Other income (expense):
  Interest expense                                                   (140,888)         (156,734)
  Interest income                                                          63             3,823
  Miscellaneous                                                         7,020              (681)
                                                                 ------------      ------------

       Total other income (expense)                                  (133,805)         (153,592)
                                                                 ------------      ------------

Income (loss) before provision for income taxes                       805,488           (22,924)

Income tax expense (benefit)                                               --           (27,044)
                                                                 ------------      ------------

       Net income                                                $    805,488      $      4,120
                                                                 ============      ============


Weighted average shares of common stock outstanding - basic         4,225,213         4,253,850
                                                                 ============      ============
Weighted average shares of common stock outstanding - diluted       4,669,008         4,759,941
                                                                 ============      ============
Net income per share of common stock - basic                     $       0.19      $       0.00
                                                                 ============      ============
Net income per share of common stock - diluted                   $       0.17      $       0.00
                                                                 ============      ============




         The accompanying notes are an integral part of these consolidated financial statements.

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001


                                        COMMON STOCK                                TREASURY SHARES
                                                    ADDITIONAL                                             RECEIVABLE
                                                     PAID-IN      ACCUMULATED                                 FROM
                             SHARES      AMOUNT      CAPITAL        DEFICIT        SHARES      AMOUNT      STOCKHOLDER      TOTAL
                            ---------  -----------  ----------    -----------   -----------  ----------    -----------  -----------
Balances at July 1, 2000    4,244,607  $    42,446  $6,461,453    $(1,754,688)       20,860  $ (255,443)   $  (15,000)  $ 4,478,768

Issuance of stock
for purchase of assets         20,166          202      96,796             --            --          --            --        96,998

Purchase of stock for cash         --           --          --             --        15,366    (111,027)           --      (111,027)

Warrants cancelled in
conjunction with amendment
of distribution agreement          --           --    (105,971)            --            --          --            --      (105,971)

Payment of notes
receivable from
stockholder                        --           --          --             --            --          --        10,005        10,005

Net income                         --           --          --          4,120            --          --            --         4,120
                            ---------  -----------  -----------   -----------   -----------  ----------    ----------   -----------
Balances at June 30,
2001                        4,264,773       42,648   6,452,278     (1,750,568)       36,226    (366,470)       (4,995)    4,372,893

Issuance of stock for
cash                           20,000          200      64,400             --            --          --            --        64,600

Issuance of stock for
purchase of assets             15,886          159      90,868             --            --          --            --        91,027

Purchase of stock for
cash                               --           --          --             --        23,300    (129,943)           --      (129,943)

Payment of notes
receivable from
stockholder                        --           --          --             --            --          --         4,995         4,995

Net income                         --           --          --        805,488            --          --            --       805,488
                            ---------  -----------  ----------    -----------   -----------  ----------    ----------   -----------
Balances at June 30,
2002                        4,300,659  $    43,007  $6,607,546    $  (945,080)       59,526  $ (496,413)   $       --   $ 5,209,060
                            =========  ===========  ==========    ===========   ===========  ==========    ==========   ===========



         The accompanying notes are an integral part of this consolidated financial statement.

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001

                                                                       2002             2001
                                                                   ------------     ------------
Cash flows from operating activities:
  Net income                                                       $    805,488     $      4,120
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation                                                        187,209          113,845
    Amortization                                                         60,984          128,826
    Bad debt expense                                                     53,116           56,600
    Change in operating assets and liabilities:
      Accounts receivable                                              (247,034)        (469,494)
      Inventories                                                      (197,634)        (371,841)
      Prepaid expenses and other current assets                          (3,114)        (107,314)
      Other assets, net                                                      --           13,692
      Accounts payable                                                  212,269          386,334
      Accrued expenses                                                    4,458         (290,812)
      Other liabilities                                                  (8,591)         (17,904)
                                                                   ------------     ------------
        Net cash provided by (used in) operating activities             867,151         (553,948)
                                                                   ------------     ------------

Cash flows from investing activities:
  Purchase of property and equipment                                   (166,012)        (207,217)
  Cash paid for trade name                                                   --          (63,851)
  Cash received from notes receivable from stockholders                   4,995           10,005
                                                                   ------------     ------------

        Net cash used in investing activities                          (161,017)        (261,063)
                                                                   ------------     ------------

Cash flow from financing activities
  Net change in revolving line of credit                               (420,000)         420,000
  Payments on notes payable to stockholders                            (302,937)              --
  Proceeds from notes payable to stockholders                                --           75,000
  Cash paid for treasury shares                                        (129,943)        (111,027)
  Proceeds from issuance of common stock                                 64,600               --
                                                                   ------------     ------------
        Net cash provided by (used in) financing activities            (788,280)         383,973
                                                                   ------------     ------------
          Decrease in cash                                              (82,146)        (431,038)

Cash and cash equivalents at beginning of year                          349,508          780,546
                                                                   ------------     ------------

Cash and cash equivalents at end of year                           $    267,362     $    349,508
                                                                   ============     ============

Noncash investing and financing activities:
  Warrants cancelled in conjunction with
    amendment to distribution agreement                            $         --     $    105,971
                                                                   ============     ============
  Common stock issued for purchase of assets                       $     91,027     $     96,998
                                                                   ============     ============

Cash payments for:
  Income taxes                                                     $         --     $         --
                                                                   ============     ============
  Interest                                                         $    162,071     $    135,551
                                                                   ============     ============

         The accompanying notes are an integral part of these consolidated financial statements.

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001



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

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives (5 to 7 years). The cost of maintenance and repairs is expensed as incurred and significant renewals and betterments are capitalized.

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


GOODWILL

         Goodwill represents the excess of the purchase price paid and liabilities assumed over the estimated fair market value of assets acquired.

LICENSE AGREEMENTS AND TRADEMARKS

         License agreements represent amounts paid to acquire exclusive distribution rights for specific products and are amortized over their estimated useful lives of 5 to 10 years.

         Trademarks represent amounts paid to acquire the rights to brand specific products or categories of products with recognizable brands in certain sporting good categories and are amortized over 15 years.

VALUATION OF LONG-LIVED ASSETS

         The Company periodically evaluates the carrying value of long-lived assets, including goodwill, whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If the total of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized based on the amount by which the carrying value exceeds the asset's fair market value.

STOCK BASED COMPENSATION

         The Company measures compensation cost for its stock based compensation plans under the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." The excess, if any, of the fair value of the stock on the date of grant over the amount to be paid for the stock is accrued over the related vesting period. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") requires companies electing to continue to use APB 25 to account for its stock-based compensation to make pro forma disclosures of net income and earnings per share as if SFAS 123 had been applied. See Note 10.

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

ADVERTISING

         The Company expenses the cost of advertising as incurred or when such advertising initially takes place. No advertising costs were capitalized at June 30, 2002 or 2001. Advertising expenses for the fiscal years ended June 30, 2002 and 2001 were approximately $1.3 million and $1.1 million, respectively.

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


INCOME PER SHARE

         Basic income per common share is computed by dividing the net income by the weighted average number of shares of common stock outstanding. Diluted income per share is computed based on weighted average number of shares outstanding increased by the effect of stock options and warrants when dilutive.

REVENUE RECOGNITION

         The Company recognizes revenue upon its shipment of inventory to customers. A provision is made for returns, which are estimated based upon historical rates of return experienced by the Company.

SHIPPING AND HANDLING COSTS

         Shipping and handling costs are included in cost of sales.

INTANGIBLE ASSETS

        In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Intangible Assets," which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually, and in the event of an impairment indicator. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. The Company adopted SFAS 142 in the first quarter of fiscal 2002. The following table reflects pro forma amounts as though SFAS 142 were adopted at the beginning of fiscal 2001:

                                              Year ended
                                               June 30,
                                      --------------------------
                                         2002            2001
                                      -----------    -----------
Reported net income:                  $   805,488    $     4,120
  Add back: Goodwill amortization              --         44,437
                                      -----------    -----------
  Adjusted net income                 $   805,488    $    48,557
                                      ===========    ===========

Basic earnings per share:
  Reported net income                 $      0.19    $      0.00
  Add back: Goodwill amortization              --           0.01
                                      -----------    -----------
  Adjusted net income                 $      0.19    $      0.01
                                      ===========    ===========

Diluted earnings per share:
  Reported net income                 $      0.17    $      0.00
  Add back: Goodwill amortization              --           0.01
                                      -----------    -----------
  Adjusted net income                 $      0.17    $      0.01
                                      ===========    ===========


ACCOUNTING STANDARDS NOT YET ADOPTED

         In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001



to Be Disposed of" ("SFAS 121") and related literature and establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The Company adopted SFAS 144 on July 1, 2002. The Company does not expect the adoption of this standard to have a material effect on its financial position or results of operations.

(3)      BUSINESS ACQUISITIONS

         On September 7, 2000, the Company purchased all the outstanding stock of Kesmil Manufacturing, Inc., a manufacturer of sports related metal products, which was 100% owned by the Company's Chairman and Chief Executive Officer. The Company was, prior to the acquisition, the only customer for Kesmil's products. The Company assumed notes payable to the Chairman and a stockholder and relative of the Chairman, for $581 thousand and other liabilities of approximately $400 thousand. These notes are subordinate to the Company's revolving line of credit, are not secured by any of the Company's assets and mature on August 31, 2004. The notes payable to stockholders bear interest at the rate of 12% per annum and are payable in quarterly installments of approximately $36 thousand. The revolving line of credit was amended in July 2002 to permit the repayment in full of the notes payable to the Company's Chairman and Chief Executive Officer and his relative. (See Note 7).

         Because the former sole stockholder of Kesmil also owns a majority of the Company's outstanding common stock, the acquisition was accounted for in a manner similar to a pooling of interests and, accordingly, financial information for the periods prior to the acquisition reflect the retroactive restatement of the Company's and Kesmil's combined financial position and operating results.

(4)      INVENTORIES

Inventories consist of the following:

                                    June 30,
                            ------------------------
                               2002           2001
                            ----------    ----------
Raw materials               $  232,064    $  205,734
Work in progress                42,587        28,139
Finished goods               2,710,152     2,553,296
                            ----------    ----------
                            $2,984,803    $2,787,169
                            ==========    ==========

(5)      PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                 June 30,
                                        ---------------------------
                                           2002             2001
                                        -----------     -----------
Fixtures and equipment                  $   597,763     $   487,466
Manufacturing equipment                     350,147         331,986
                                        -----------     -----------

        Total property and equipment        947,910         819,452
Less accumulated depreciation              (445,635)       (295,980)
                                        -----------     -----------

        Property and equipment, net     $   502,275     $   523,472
                                        ===========     ===========

(6)      INTANGIBLE ASSETS

Intangible assets consist of the following:

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


                                                                           June 30,
                                                 ------------------------------------------------------------
                                                            2002                            2001
                                                 ----------------------------    ----------------------------
                                                     Gross                          Gross
                                                    carrying     Accumulated       carrying      Accumulated
    Amortizable intangible assets                    value       amortization       value        amortization
    -----------------------------                ------------    ------------    ------------    ------------
     License agreements                          $    235,429    $     82,759    $    144,402    $     44,296
     Trademarks                                       330,642          86,048         330,647          64,005
                                                 ------------    ------------    ------------    ------------
Total amortizable intangible assets              $    566,071    $    168,807    $    475,049    $    108,301
                                                 ============    ============    ============    ============

Intangible assets not subject to amortization
---------------------------------------------

     Goodwill                                    $    666,917    $    122,542    $    666,917    $    122,542
                                                 ============    ============    ============    ============

Amortization expense related to intangible assets totaled approximately $61 thousand and $129 thousand during the years ended June 30, 2002 and 2001, respectively. The aggregate estimated amortization expense for the intangible assets remaining as of June 30, 2002 is as follows:

                                         Year ended
                                          June 30,
                                       ------------
     2003                              $     58,200
     2004                                    49,066
     2005                                    49,066
     2005                                    32,171
     2007                                    31,146
  Thereafter                                177,615
                                       ------------
     Total                             $    397,264
                                       ============

(7)      LINE OF CREDIT

         On December 26, 2001, the Company agreed to terms for a $2.5 million revolving line of credit with Bank of America, N.A. (the "Line of Credit"). The Line of Credit allows the Company to borrow funds based upon a certain percentage of its eligible accounts receivable and inventories. At June 30, 2002, those percentages were 80% and 40%, respectively. This facility will mature on December 26, 2003, and includes a provision for letters of credit. At the Company's option, borrowings under the Line of Credit bear interest at the prevailing prime rate plus 1/2% or LIBOR plus 3%. There was $0 and $420 thousand outstanding under the Line of Credit as of June 30, 2002 and 2001, respectively, leaving the Company with approximately $2.5 million and $1.6 million of availability on June 30, 2002 and 2001, respectively. The Company's notes payable to stockholders are subordinate to the Line of Credit and the stockholder guaranteed the repayment of up to $1.0 million outstanding under the Line of Credit. In July 2002, the Company amended the revolving line of credit to allow the complete repayment of the Note Payable to Stockholder. The balance of the Note Payable to Stockholder was repaid in August 2002 as a result of this amendment. In August 2002, the Company amended the revolving line of credit to increase the amount of allowable borrowings to $5.0 million, and extended the maturity of the line to July 15, 2004. In addition, the amendment to the line increased the formulas underlying the borrowing base on accounts receivable to 85%, and no longer requires the partial guarantee of the note by the majority stockholder of the Company.

(8)      FEDERAL INCOME TAXES

         CPI and its subsidiaries file separate income tax returns. Deferred tax assets and liabilities consist of the following:

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


                                           Year ended June 30,
                                     -----------------------------
                                         2002             2001
                                     ------------     ------------
Deferred tax assets
  Net operating loss carryforward    $    383,782     $    692,447
  Accrued expenses                         58,005           58,755
                                     ------------     ------------
Total deferred tax assets                 441,787          751,202
Deferred tax liabilities
  Fixed assets                            (21,867)         (21,857)
                                     ------------     ------------
Net deferred tax asset                    419,920          729,345
Valuation allowance                      (419,920)        (729,345)
                                     ------------     ------------
  Net deferred tax                   $         --     $         --
                                     ============     ============

         The Company has provided a valuation allowance against deferred tax assets because their recovery is uncertain. Following is a reconciliation of income taxes at the federal statutory rate to income tax expense:

                                       Year ended June 30,
                                 -----------------------------
                                     2002             2001
                                 ------------     ------------

Tax expense (benefit)            $    273,866     $     (7,794)
Change in valuation allowance        (309,425)          10,693
Other                                  11,636           (2,899)
State income taxes                     23,923          (27,044)
                                 ------------     ------------
Income tax expense (benefit)     $         --     $    (27,044)
                                 ============     ============

         At June 30, 2002, the Company had net operating loss carry forwards of approximately $1.1 million, of which approximately $720 thousand were carry forwards of DSSI. Because of the ownership change rules of the Internal Revenue Code, use of the DSSI carry forwards are limited to approximately $80 thousand per year.

(9)      RELATED PARTY TRANSACTIONS

         During each of the years ended June 30, 2002 and 2001, the Company paid the majority stockholder of the Company approximately $86 thousand in interest on notes payable assumed in conjunction with the purchase of Kesmil Manufacturing (See Note 3).

(10)     STOCK OPTIONS AND WARRANTS

         On September 22, 1994, DSSI established a non-qualified stock option plan, which provides for the granting of non-qualified stock options to purchase up to 100,000 shares of common stock at the fair market value on the date of grant. No options were outstanding at June 30, 2002, and 5,000 options were outstanding at June 30, 2001. During fiscal 2002, options to acquire 5,000 shares were exercised and no shares were exercised during fiscal 2001. No additional shares were granted or canceled under the terms of this plan during fiscal 2002.

         On December 11, 1998, the Company's stockholders approved a new stock option plan, (the "1998 Collegiate Pacific Inc. Stock Option Plan"). The new plan authorized the Company's Board of Directors to grant employees, directors and consultants of the Company up to an aggregate of 400,000

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


shares of the Company's common stock, $0.01 par value per share. The options vest in full upon the employee's one-year anniversary date of employment with the Company or the award date if the employee has been employed for at least one year on the grant date. The number of shares available under the 1998 Collegiate Pacific Inc. Stock Option Plan was increased to 1,000,000 upon approval by the Company's stockholders on March 20, 2001.

         A summary of the Company's employee and director option activity for the fiscal years ended June 30, 2002 and 2001 is as follows:


                                                                Weighted
                                                                 Average
                                                                Exercise
                                                 Options          Price
                                               -----------     -----------

Outstanding and exercisable at July 1, 2000         45,500     $      8.48

        Granted                                    476,200            4.88

        Forfeited or cancelled                      (7,500)           7.68
                                               -----------     -----------

Outstanding at June 30, 2001                       514,200            5.16

        Granted                                     15,000            4.11

        Exercised                                  (20,000)           3.23

        Forfeited or cancelled                     (11,000)           7.26
                                               -----------     -----------

Outstanding at June 30, 2002                       498,200     $      5.16
                                               ===========     ===========

Exercisable at June 30, 2001                       456,200     $      5.13
                                               ===========     ===========

Exercisable at June 30, 2002                       486,200     $      5.19
                                               ===========     ===========

The weighted average fair value of options granted in fiscal 2002 and 2001 was $3.45 and $4.33 per share, respectively.

         The Company has adopted the disclosure provisions of Statement No. 123, as discussed in Note 2, and continues to apply Opinion 25 for stock options granted to employees. If the Company had recognized compensation expense based upon the fair value at the date of grant for options granted to employees, the effect on net income (loss) and net income (loss) per share for the fiscal years ended June 30, 2002 and 2001 would have been as follows:

                                               June 30,
                                    ------------------------------
                                         2002             2001
                                    -------------    -------------
Net income (loss)
  As reported                       $     805,488    $       4,120
  Pro forma                               707,163       (1,993,466)
Income (loss) per common share
  As reported
    Basic                           $        0.19    $        0.00

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001

   Diluted                      $  0.17         $  0.00
Pro forma
   Basic                        $  0.17         $ (0.47)
   Diluted                      $  0.15         $ (0.47)

         The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected volatility ranging from 111% to 122%; risk free interest rate of 4.48 to 4.80%; no dividend yield; and expected lives of five years.

         The following table summarizes additional information about stock options at June 30, 2002:

                               Outstanding                     Exercisable
                    ----------------------------------    --------------------
                                Weighted
                                 Average
                                Remaining     Weighted                Weighted
                               Contractual    Average                 Average
                                  Life        Exercise                Exercise
Exercise price      Shares     (In Years)       Price     Shares       Price
--------------      -------    -----------    --------    ------      --------
    $3.88-4.81      269,700        8.9         $3.91      259,700      $3.91
    $5.58-6.13      192,000        8.1         $6.12      190,000      $6.13
         $9.38       36,500        6.7         $9.38       36,500      $9.38
                    -------                               -------
                    498,200                               486,200
                    =======                               =======

         On May 26, 2000, each record holder of our common stock received a special dividend from the Company of one warrant for each share of common stock owned by the record holder. The Company issued the warrants pursuant to a warrant agreement between the Company and Continental Stock Transfer and Trust Company, Inc. Each warrant entitles the holder to purchase from the Company, for cash, one share of common stock at $5.00 per share. The total number of warrants issued was 4,244,607. The number of shares purchasable upon exercise of each warrant and price per share may be adjusted under certain conditions. Holders may exercise the warrants at any time on or before May 26, 2005, unless extended by the Company. The warrants are callable and cancelable at a cancellation price of $0.05 per share of common stock purchasable upon exercise of the warrants. If the Company calls the warrants for cancellation, holders may exercise the warrants at any time prior to the close of business on the business day preceding the date fixed for cancellation. At June 30, 2002, no warrants had been exercised.

(11)     LEASES

         The Company leases office and warehouse facilities located in Dallas, Texas and Memphis, Tennessee under the terms of operating leases, which expire at various dates through 2007. Rent expense approximated $269 thousand for the fiscal year ended June 30, 2002, and $311 thousand for the fiscal year ended June 30, 2001.

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


         Future minimum lease commitments on all operating leases with terms in excess of one year are as follows:

         Year ended
          June 30,
        ------------
            2003               $  349,919
            2004                  363,996
            2005                  350,136
            2006                  347,364
            2007                  115,788
                               ----------

                               $1,527,203
                               ==========

(12)     INCOME PER SHARE

         Summarized basic and diluted income per common share for the years ended June 30, 2002 and 2001 are as follows:


                                           2002                                          2001
                         -----------------------------------------     -----------------------------------------
                             Net                        Per share                                     Per share
                           income          Shares        amount        Net income       Shares          amount
                         -----------    -----------    -----------     -----------    -----------    -----------
Basic income
  per share              $   805,488      4,225,213    $      0.19     $     4,120      4,253,850    $      0.00
Effect of dilutive
  options and warrants            --        443,795          (0.02)             --        506,091           0.00
                         -----------    -----------    -----------     -----------    -----------    -----------
Diluted income
  per share              $   805,488      4,669,008    $      0.17     $     4,120      4,759,941    $      0.00
                         ===========    ===========    ===========     ===========    ===========    ===========

For fiscal 2002 and 2001, stock options and warrants covering 2,430,229 and 2,316,262 shares, respectively, were excluded in the computations of diluted income per share because their effect was antidilutive.

(13)     SUBSEQUENT EVENTS

         In July 2002, the Company amended its revolving line of credit to allow the complete repayment of the notes payable to stockholders. The balance of the notes payable to stockholders was repaid in August 2002 as a result of this amendment. In August 2002, the Company amended the revolving line of credit to increase the amount of allowable borrowings to $5,000,000, and extended the maturity of the line to July 15, 2004. In addition, the amendment to the line increased the formulas underlying the borrowing base on accounts receivable to 85%, and no longer requires the partial guarantee of the note by the majority stockholder of the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CENTRAL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

             The information set forth under the heading "Director Information" and "Information Concerning Executive Officers" of the definitive proxy statement for our fiscal 2003 Annual Meeting of Shareholders is incorporated by reference in this Form 10-KSB Annual Report.

ITEM 10.     EXECUTIVE COMPENSATION.

             The information set forth under the heading "Executive Compensation" of the definitive proxy statement for our fiscal 2003 Annual Meeting of Shareholders is incorporated by reference in this Form 10-KSB Annual Report.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

             The information set forth under the heading "Stock Ownership" and "Stock Options" of the definitive proxy statement for our fiscal 2003 Annual Meeting of Shareholders is incorporated by reference in this Form 10-KSB Annual Report.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

             The information set forth under the heading "Other Director and Executive Officer Information" of the definitive proxy statement for our fiscal 2003 Annual Meeting of Shareholders is incorporated by reference in this Form 10-KSB Annual Report.

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

10.7 Exclusive Distribution Agreement dated February 24, 1998, between the company and Equipmart, Inc.(9)

10.8 Exclusive Distribution Agreement dated March 7, 1998, between the company and FunNets, Inc.(9)

10.9 Exclusive Distribution Agreement dated March 21, 1998, between the company and Pro Gym Equipment, Inc.(9)

10.10    1998 Collegiate Pacific Inc. Stock Option Plan.(2)

10.11 Revolving Line of Credit Agreement dated December 26, 2001, by and between Bank of America, N.A. and the company.(10)

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

10.15 Assumed Notes Payable dated September 6, 2000 executed by the company payable to Michael Blumenfeld and Abe Blumenfeld in the stated aggregate principal amount of $581,000.(12)

10.16    First Amendment to Stock Option Plan.(13)

10.17 First Amendment to Revolving Line of Credit dated July 15, 2002, by and between Bank of America, N.A. and the company.*

10.18 Second Amendment to Revolving Line of Credit dated August 22, 2002, by and between Bank of America, N.A. and the company.*

21       Subsidiaries of the company*

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

(10) Previously filed as an exhibit to the company's Annual Report on Form 10-QSB for the fiscal quarter ended December 31, 2001.

(11) Previously filed as an exhibit to the company's Report on Form 8-K filed on September 21, 2000.

(12) Previously filed as an exhibit to the company's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2000.

(13) Previously filed as an exhibit to the company's Registration Statement on Form SB-2 (No. 333-34294) dated April 30, 2001.

B.       Reports on Form 8-K.

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         COLLEGIATE PACIFIC INC.


September 26, 2002                       By:  /s/ Michael J. Blumenfeld
                                            ------------------------------------
                                              Michael J. Blumenfeld,
                                              Chairman of the Board and Chief
                                              Executive Officer
                                              (Principal Executive Officer)

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 26, 2002.


Signature                                            Capacity
---------                                            --------

/s/ Michael J. Blumenfeld                    Chairman of the Board and
---------------------------                  Chief Executive Officer
Michael J. Blumenfeld

/s/ Adam Blumenfeld                          President and Director
---------------------------
Adam Blumenfeld

/s/ Arthur J. Coerver                        Chief Operating Officer and
---------------------------                  Director
Arthur J. Coerver


/s/ Harvey Rothenberg                        Vice President Marketing
---------------------------                  and Director
Harvey Rothenberg

/s/ William R. Estill                        Chief Financial Officer,
---------------------------                  Secretary and Treasurer
William R. Estill                            (Principal Accounting and
                                             Financial Officer)

 /s/ Jeff Davidowitz                         Director
---------------------------
Jeff Davidowitz

 /s/ Robert W. Hampton                       Director
---------------------------
Robert W. Hampton

 /s/ William H. Watkins, Jr.                 Director
---------------------------
William H. Watkins, Jr.

                                 CERTIFICATIONS

         I, Michael J. Blumenfeld, certify that:

         1. I have reviewed this annual report on Form 10-K of Collegiate Pacific Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: September 26, 2002                /s/  MICHAEL J. BLUMENFELD
                                        ----------------------------------------
                                        Michael J. Blumenfeld
                                        Chairman, Chief Executive Officer and
                                        President


         I, William R. Estill certify that:

         1. I have reviewed this annual report on Form 10-K of Collegiate Pacific Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: September 26, 2002                      /s/  WILLIAM R. ESTILL
                                              ----------------------------------
                                              William R. Estill
                                              Chief Financial Officer

                               INDEX TO EXHIBITS



Exhibit
Number                              Exhibit
------                              -------

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

10.7 Exclusive Distribution Agreement dated February 24, 1998, between the company and Equipmart, Inc.(9)

10.8 Exclusive Distribution Agreement dated March 7, 1998, between the company and FunNets, Inc.(9)

10.9 Exclusive Distribution Agreement dated March 21, 1998, between the company and Pro Gym Equipment, Inc.(9)

10.10    1998 Collegiate Pacific Inc. Stock Option Plan.(2)

10.11 Revolving Line of Credit Agreement dated December 26, 2001 by and between Bank of America, N.A. and the company.(10)

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

10.15 Assumed Notes Payable dated September 6, 2000 executed by the company payable to Michael Blumenfeld and Abe Blumenfeld in the stated aggregate principal amount of $581,000.(12)

10.16    First Amendment to Stock Option Plan.(13)

10.17 First Amendment to Revolving Line of Credit dated July 15, 2002, by and between Bank of American, N.A. and the company.*

10.18 Second Amendment to Revolving Line of Credit dated August 22, 2002, by and between Bank of America, N.A. and the company.*

21       Subsidiaries of the company*

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

(10) Previously filed as an exhibit to the company's Annual Report on Form 10-QSB for the quarter ended December 31, 2001.

(11) Previously filed as an exhibit to the company's Report on Form 8-K filed on September 21, 2000.

(12) Previously filed as an exhibit to the company's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2000.

(13) Previously filed as an exhibit to the company's Registration Statement on Form SB-2 (No. 333-34294) dated April 30, 2001.