Form 10QSB
period 2002-09-30
COLLEGIATE PACIFIC INC
filed 2002-11-14
CIK 828747

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

          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   ---    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ______.

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

As of November 12, 2002, there were 4,300,659 shares of the issuer's common stock outstanding and 4,244,607 of the issuer's common stock purchase warrants outstanding.

Transitional Small Business Disclosure Format (check one):
     Yes        No  X
         ---       ---

================================================================================

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS


                                                                                                     PAGE
                                                                                                    NUMBER
                                                                                                    ------
PART I:  FINANCIAL INFORMATION.

         Item 1.    Consolidated Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets at September 30, 2002
         and June 30, 2002.......................................................................      1

         Condensed Consolidated Statements of Operations for the
         three months ended September 30, 2002 and 2001..........................................      2

         Condensed Consolidated Statements of Cash Flows for
         the three months ended September 30, 2002 and 2001......................................      3

         Notes to the Condensed Consolidated Financial Statements................................      4

         Item 2.    Management's Discussion and Analysis of Financial
         Condition and Results of Operations. ...................................................      8


         Item 3.    Controls and Procedures......................................................      11


PART II: OTHER INFORMATION

         Item 6.    Exhibits and Reports on Form 8-K.............................................      12

SIGNATURES.......................................................................................      13

PART  I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                    September 30,      June 30,
                                                                        2002             2002
                                                                    -------------    ------------
                           ASSETS                                    (Unaudited)

Current assets:
     Cash and cash equivalents                                      $    488,845    $    267,362
     Accounts receivable, net of allowance for doubtful
        accounts of $104,091 and $96,181 at September 30,
        2002 and June 30, 2002, respectively                           1,879,134       1,990,997
     Inventories                                                       2,972,288       2,984,803
     Prepaid expenses and other assets                                   452,575         149,442
                                                                    ------------    ------------
        Total current assets                                           5,792,842       5,392,604

Property, plant and equipment, net of accumulated
     depreciation of $488,030 and $445,635 at September 30,
     2002 and June 30, 2002, respectively                                574,112         502,275
Other assets:
     License agreements, net of accumulated amortization
        of $94,082 and $82,759 at September 30, 2002 and
        June 30, 2002, respectively                                      141,347         152,670
     Goodwill                                                            544,375         544,375
     Other assets, net                                                   269,338         260,798
                                                                    ------------    ------------
                                                                    $  7,322,014    $  6,852,722
                                                                    ============    ============
     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                               $  1,230,891    $  1,154,398
     Accrued expenses                                                     89,265         128,648
     Dividends payable                                                    85,637              --
     Other current liabilities                                             9,075           7,553
                                                                    ------------    ------------
       Total current liabilities                                       1,414,868       1,290,599

Revolving line of credit                                                 600,000              --
Note payable to stockholder                                                   --         353,063
                                                                    ------------    ------------
       Total liabilities                                               2,014,868       1,643,662

Stockholders' equity:
     Common stock, $.01 par value; authorized 50,000,000
        shares; issued 4,300,659 shares                                   43,007          43,007
     Additional paid-in capital                                        6,521,909       6,607,546
     Accumulated deficit                                                (665,910)       (945,080)
     Treasury shares at cost: 76,326 and 59,526 at September
        30, 2002 and June 30, 2002, respectively                        (591,860)       (496,413)
                                                                    ------------    ------------
        Total stockholders' equity                                     5,307,146       5,209,060
                                                                    ------------    ------------
                                                                    $  7,322,014    $  6,852,722
                                                                    ============    ============


     See accompanying notes to condensed consolidated financial statements.

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 Three Months Ended
                                                  September 30,
                                           ----------------------------
                                               2002            2001
                                           ------------    ------------
Net sales                                  $  4,766,191    $  3,814,622
Cost of sales                                 3,010,014       2,404,891
                                           ------------    ------------
     Gross margin                             1,756,177       1,409,731

Selling, general and administrative
   Expenses                                   1,460,638       1,225,519
                                           ------------    ------------
     Operating profit                           295,539         184,212

Other income (expense)

     Interest expense                           (16,555)        (40,715)
     Other income                                   186           5,028
                                           ------------    ------------
Net income                                 $    279,170    $    148,489
                                           ============    ============
Net income per share-basic                 $       0.07    $       0.03
                                           ============    ============
Net income per share-diluted               $       0.06    $       0.03
                                           ============    ============

Weighted average shares outstanding:
      Basic                                   4,231,207       4,264,773
                                           ============    ============
      Diluted                                 4,787,242       4,305,111
                                           ============    ============

      See accompanying notes to condensed consolidated financial statements

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                    Three months ended
                                                                      September 30,
                                                               ----------------------------
                                                                   2002            2001
                                                               ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                $    279,170    $    148,489
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
     Depreciation, amortization and bad debt expense                 75,431          76,699
     Net changes in operating assets and liabilities               (170,376)       (232,951)
                                                               ------------    ------------
Net cash provided by (used in) operating activities                 184,225          (7,763)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                           (114,232)        (71,665)
     Cash received on notes receivable from stockholders                 --           4,995
                                                               ------------    ------------
Net cash used in investing activities                              (114,232)        (66,670)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash paid for treasury shares                                  (95,447)             --
     Repayment on note payable to stockholder                      (353,063)             --
     Proceeds from revolving line of credit                         600,000              --
                                                               ------------    ------------
Net cash provided by financing activities                           151,490              --
                                                               ------------    ------------
Net increase (decrease) in cash and cash equivalents                221,483         (74,433)

Cash and cash equivalents at beginning of period                    267,362         349,508
                                                               ------------    ------------
Cash and cash equivalents at end of period                     $    488,845    $    275,075
                                                               ============    ============
Supplemental disclosure of cash flow information
Cash paid during the period for interest                       $     16,555    $     56,124
                                                               ============    ============



     See accompanying notes to condensed consolidated financial statements.

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION.

         These unaudited condensed consolidated financial statements of Collegiate Pacific Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the company's annual report on Form 10-KSB for the fiscal year ended June 30, 2002. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included.

         Operating results for the interim period are not necessarily indicative of results that may be expected for the fiscal year ending June 30, 2003.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

         CONSOLIDATION

         The consolidated financial statements include the accounts of Collegiate Pacific and its wholly owned subsidiaries Product Merchandising, Inc. ("PMI"), and Kesmil Manufacturing, Inc. ("KM") (collectively referred to as the "Company"). Significant intercompany accounts and transactions have been eliminated.

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

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

         ADVERTISING

         The Company expenses the cost of advertising as incurred or when such advertising initially takes place. No advertising costs were capitalized at September 30, 2002 or 2001. Advertising expenses for the fiscal quarters ended September 30, 2002 and 2001 were approximately $260 thousand and $220 thousand, respectively.

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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


3.       INVENTORIES

         Inventories consist of the following:

                                September 30,      June 30,
                                     2002           2002
                                -------------   ------------
         Raw materials           $    262,400   $    232,064
         Work in progress              35,487         42,587
         Finished goods             2,674,401      2,710,152
                                 ------------   ------------
                                 $  2,972,288   $  2,984,803
                                 ============   ============

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4.       INCOME PER SHARE

         Summarized basic and diluted income per common share for the three months ended September 30, 2002 and 2001 are as follows:

                                            For the three months ended
                                                  September 30
                                           ------------------------------
                                                2002            2001
                                           -------------    -------------
Net income                                 $     279,170    $     148,489

Weighted average common
  shares - basic                               4,231,207        4,264,773

Effect of dilutive securities
  (options and warrants)                         556,035           40,338

Weighted average common
  shares - diluted                             4,787,242        4,305,111

Net income per share - basic               $        0.07    $        0.03

Per share effect of dilutive
  securities (options and warrants)                (0.01)              --
                                           -------------    -------------
Net income - diluted                       $        0.06    $        0.03
                                           =============    =============
Options and warrants excluded from
  computation because their effect was
  anti-dilutive                                  236,500        4,487,107
                                           =============    =============

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

The company believes it is the fastest growing supplier of sporting goods equipment to the institutional and dealer market. Since the company commenced its first national marketing programs in March 1998, it has received orders from more than 35,000 locations and continues to add new customers at a high rate. The company believes that its dedication to product quality and customer service is the primary reason for the growth rate of the company's revenues and new customers.

The company's fiscal year ends on June 30th. References herein to fiscal 2003 and fiscal 2002 refer to our fiscal years ending on June 30, 2003 and 2002, respectively.

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

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

Net sales for the three months ended September 30, 2002, increased by approximately $952 thousand, or approximately 25%, compared to the same period in 2001. We attribute the growth in net sales to our aggressive marketing activities, the expansion of our product offerings, an increase in dealer related revenues, and the overall growth of our customer base. As a result of the company's expanded operations and marketing activities, we believe future revenues will continue to exhibit growth from current levels. Management believes the seasonality in the company's revenues will continue to be a factor in future periods, but may not be to the same extent if the company's revenues continue to rise at current rates.

GROSS PROFIT

Gross profit for the three months ended September 30, 2002, increased by approximately $346 thousand, or 25%, compared to the same period in 2001. As a percentage of sales, gross margin for the three months ended September 30, 2002, decreased to approximately 36.8%, compared to 37.0% for the same period in 2001. The modest decrease for the period was the result of competitive pressure in certain product lines.

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

OPERATING EXPENSES

Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 2002, increased by approximately $235 thousand, or 19%, compared to the same period in 2001. As a percentage of sales, SG&A expenses for the three months ended September 30, 2002, decreased to 31% from 32% for the same period in 2001. The increase in SG&A expenses was primarily due to an increase in personnel related costs incurred in connection with hiring additional personnel in the sales force and to manage the increase in sales volume. Also contributing to the increase were additional advertising costs incurred in connection with the company's marketing efforts.

OPERATING PROFIT

Operating profit increased by approximately $131 thousand for the three months ended September 30, 2002, compared to the same period in fiscal 2002. As a percentage of net sales, operating profit increased to approximately 6% for the three months ended September 30, 2002, compared to 4% for the same period during fiscal 2002. The increase was attributable to an increase in sales, an increase in gross profit, and a decrease in SG&A expenses as a percentage of sales during the same period in fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled approximately $489 thousand at September 30, 2002, compared to approximately $267 thousand at June 30, 2002. Cash provided by operations increased by approximately $192 thousand in the three months ended September 30, 2002, primarily due to an increase in operating profit of approximately $131 thousand and favorable changes in working capital items of approximately $63 thousand. For the same period in fiscal 2002, cash used in operations of approximately $8 thousand was the result of an increase in inventory of approximately $325 thousand and prepaid expenses of approximately $140 thousand, which were partially offset by an increase in accounts payable of approximately $175 thousand and a decrease in accounts receivable of approximately $64 thousand, and an increase in net earnings of approximately $148 thousand.

The company used approximately $114 thousand in cash in investing activities in the three month period ended September 30, 2002, compared to approximately $67 thousand for the same period in fiscal 2002. The increase was due to the increase in capital expenditures compared to the prior year.

The company generated approximately $151 thousand from financing activities for the three months ended September 30, 2002. The cash generated from financing activities was from borrowings under the company's revolving line of credit of $600 thousand, partially offset by the purchase of treasury shares of approximately $95 thousand and repayments on the note payable to stockholder of approximately $353 thousand. For the same period in fiscal 2002, the company had no cash transactions from financing activities.

Current assets totaled approximately $5.8 million at September 30, 2002, providing the company with working capital of approximately $4.4 million.

In August 2002, the company amended its revolving line of credit with Bank of America, N.A. (the "Revolving Line of Credit") to allow the complete repayment of the note payable to stockholder. The balance of the note payable to stockholder was repaid in August 2002 as a result of this amendment. In August 2002, the Company amended the Revolving Line of Credit

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

to increase the amount of allowable borrowings from $2,500,000 to $5,000,000, and extended the maturity date to July 15, 2004. In addition, the amendment increased the borrowing base under the Revolving Line of Credit by increasing the percentage of eligible accounts receivable to 85% from 80%. The amendment also eliminated the requirement that the majority stockholder of the company partially guarantee the Revolving Line of Credit. At the company's option, borrowings under the Revolving Line of Credit bear interest at the prevailing prime rate plus 1/2% or LIBOR plus 3%. As of September 30, 2002, $600 thousand was outstanding under the Revolving Line of Credit, thereby leaving the company with approximately $2.1 million of availability under the borrowing base formula.

We believe the company will satisfy its short term and long-term liquidity needs from borrowings under the Revolving Line of Credit and cash flows from operations. We may experience periods of higher borrowing under the Revolving Line of Credit due to the seasonal nature of the company's business cycle. We are actively seeking expansion through acquisitions and/or joint ventures, and the success of such efforts may require additional bank debt, equity financing, or private financing.

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

In addition, forward-looking statements concerning the company's expected revenue or earnings levels are subject to many additional uncertainties applicable to competitors generally and to general economic conditions over which the company has no control. The company does not plan to generally publicly update prior forward-looking statements for unanticipated events or otherwise and, accordingly, prior forward-looking statements should not be considered to be "fresh" simply because the company has not made additional comments on those forward-looking statements. See the risk factors set forth in the company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2002.

ITEM 3. CONTROLS AND PROCEDURES.

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, the company's Chief Executive Officer and Chief Financial Officer believe the company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective. There were not any significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

A.       Exhibits.

         The following exhibits are filed as part of this report:

Exhibit
Number   Exhibit

3.1      Articles of Incorporation(1)

3.2      Bylaws(1)

21       Subsidiaries(2)

----------

(1) Previously filed as an exhibit to the company's Form 8-A dated September 9, 1999.

(2) Previously filed as an exhibit to the company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001.

B.       Reports on Form 8-K.

         On September 26, 2002, the company filed a Report on Form 8-K reporting, under Item 9 of Form 8-K, the certifications of the company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                    COLLEGIATE PACIFIC INC.



Dated: November 14, 2002            /s/ Michael J. Blumenfeld
                                    --------------------------------------------
                                    Michael J. Blumenfeld, Chairman and
                                    Chief Executive Officer


                                    /s/ William R. Estill
                                    --------------------------------------------
                                    William R. Estill, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES


                                 CERTIFICATIONS

         I, Michael J. Blumenfeld, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Collegiate Pacific Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: November 14, 2002               /s/  MICHAEL J. BLUMENFELD
                                      -----------------------------------------
                                      Michael J. Blumenfeld
                                      Chairman, Chief Executive Officer and
                                      President

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES


         I, William R. Estill certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Collegiate Pacific Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                 /s/  WILLIAM R. ESTILL
                                        -----------------------------------
                                        William R. Estill
                                        Chief Financial Officer

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

                                  EXHIBIT INDEX

Exhibit
Number     Exhibit
-------    -------
3.1        Articles of Incorporation(1)

3.2        Bylaws(1)

21         Subsidiaries(2)

----------

(1) Previously filed as an exhibit to the company's Form 8-A dated September 9, 1999.

(2) Previously filed as an exhibit to the company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001.