Form 10QSB
period 2002-12-31
COLLEGIATE PACIFIC INC
filed 2003-02-13
CIK 828747

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        ---------------------------------


                                   FORM 10-QSB

(Mark One)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO ____________________.

                         Commission File Number 0-17293

                             COLLEGIATE PACIFIC INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

             DELAWARE                                    22-2795073
             --------                                    ----------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

13950 SENLAC DRIVE, SUITE 100, DALLAS, TEXAS               75234
--------------------------------------------             ---------
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

As of February 12, 2003, there were 4,300,669 shares of the issuer's common stock outstanding and 4,244,607 of the issuer's common stock purchase warrants outstanding.

Transitional Small Business Disclosure Format (check one):

        Yes      No  X
            ---     ---

================================================================================

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I:  FINANCIAL INFORMATION.

         Item 1.  Consolidated Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets at December 31, 2002
         and June 30, 2002..............................................       1

         Condensed Consolidated Statements of Operations for the
         three and six months ended December 31, 2002 and 2001..........       2

         Condensed Consolidated Statements of Cash Flows for
         the six months ended December 31, 2002 and 2001................       3

         Notes to the Condensed Consolidated Financial Statements.......       4

         Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................       7

         Item 3.  Controls and Procedures...............................      11


PART II: OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders...      12

         Item 6.  Exhibits and Reports on Form 8-K......................      13

         SIGNATURES.....................................................      14

PART  I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  December 31,          June 30,
                                                                      2002                2002
                                                                  ------------        ------------
                                                                   (Unaudited)
                           ASSETS
Current assets:
     Cash and cash equivalents                                    $    147,722        $    267,362
     Accounts receivable, net of allowance for doubtful
       accounts of $65,059 and $96,181 at December 31,
       2002 and June 30, 2002, respectively                          1,266,384           1,990,997
     Inventories                                                     3,810,141           2,984,803
     Prepaid expenses and other assets                                 785,788             149,442
                                                                  ------------        ------------
       Total current assets                                          6,010,035           5,392,604

Property, plant and equipment, net of accumulated
       depreciation of $534,049 and $445,635 at December
       31, 2002 and June 30, 2002, respectively                        554,956             502,275
Other assets:
       License agreements, net of accumulated amortization
          of $105,404 and $82,759 at December 31, 2002 and
          June 30, 2002, respectively                                  130,025             152,670
        Goodwill                                                       544,375             544,375
        Other assets, net                                              249,734             260,798
                                                                  ------------        ------------
                                                                  $  7,489,125        $  6,852,722
                                                                  ============        ============
         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                             $  1,199,635        $  1,154,398
     Accrued expenses                                                   58,595             128,648
     Dividends payable                                                  85,637                  --
     Other current liabilities                                           7,389               7,553
                                                                  ------------        ------------
       Total current liabilities                                     1,351,256           1,290,599

Revolving line of credit                                             1,150,000                  --
Note payable to stockholder                                                 --             353,063
                                                                  ------------        ------------

       Total liabilities                                             2,501,256           1,643,662

Stockholders' equity:
     Common stock, $.01 par value; authorized 50,000,000
        shares; issued 4,300,669 and 4,300,659 shares,
        respectively                                                    43,007              43,007
     Additional paid-in capital                                      6,436,322           6,607,546
     Accumulated deficit                                              (896,971)           (945,080)
     Treasury shares at cost: 76,726 and 59,526 at December
        31, 2002 and June 30, 2002, respectively                      (594,489)           (496,413)
                                                                  ------------        ------------

        Total stockholders' equity                                   4,987,869           5,209,060
                                                                  ------------        ------------
                                                                  $  7,489,125        $  6,852,722
                                                                  ============        ============

     See accompanying notes to condensed consolidated financial statements.

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  Three Months Ended                        Six Months Ended
                                                      December 31,                             December 31,
                                                2002                2001                2002                2001
                                            ------------        ------------        ------------        ------------
Net sales                                   $  3,508,767        $  2,848,447        $  8,274,958        $  6,663,069
Cost of sales                                  2,217,659           1,832,834           5,227,673           4,237,725
                                            ------------        ------------        ------------        ------------
  Gross profit                                 1,291,108           1,015,613           3,047,285           2,425,344

Selling, general and administrative
 expenses                                      1,505,791           1,225,256           2,966,429           2,450,775
                                            ------------        ------------        ------------        ------------
  Operating profit (loss)                       (214,683)           (209,643)             80,856             (25,431)

Other income (expense)

  Interest expense                               (19,288)            (43,202)            (35,843)            (83,953)
  Other income (expense)                           2,910                (260)              3,096               4,768
                                            ------------        ------------        ------------        ------------

Net income (loss)                           $   (231,061)       $   (253,105)       $     48,109        $   (104,616)
                                            ============        ------------        ------------        ------------

Net income (loss) per share - basic         $      (0.05)       $      (0.06)       $       0.01        $      (0.02)
                                            ============        ============        ============        ============
Net income (loss) per share - diluted       $      (0.05)       $      (0.06)       $       0.01        $      (0.02)
                                            ============        ============        ============        ============

Weighted average shares outstanding:
  Basic                                        4,224,186           4,216,615           4,227,696           4,222,581
                                            ------------        ------------        ------------        ------------
  Diluted                                      4,224,186           4,216,615           4,927,029           4,222,581
                                            ------------        ------------        ------------        ------------


     See accompanying notes to condensed consolidated financial statements.

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         Six months ended
                                                                           December 31,
                                                                  --------------------------------
                                                                      2002                2001
                                                                  ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                            $     48,109        $   (104,616)
     Adjustments to reconcile net income (loss) to net cash
        used in operating activities:
     Depreciation, amortization and bad debt expense                   150,945             151,765
     Net changes in operating assets and liabilities                  (790,872)           (548,091)
                                                                  ------------        ------------

Net cash used in operating activities                                 (591,818)           (500,942)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                              (141,096)            (93,940)
     Cash received on notes receivable from stockholders                    --               4,995
                                                                  ------------        ------------

Net cash used in investing activities                                 (141,096)            (88,945)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash paid for treasury shares                                     (98,076)           (107,360)
     Repayment on note payable to stockholder                         (353,063)                 --
     Payment of cash dividends on common stock                         (85,637)                 --
     Proceeds from issuance of common stock                                 50                  --
     Proceeds from line of credit                                    1,150,000             650,000
                                                                  ------------        ------------

Net cash provided by financing activities                              613,274             542,640
                                                                  ------------        ------------

Net decrease in cash and cash equivalents                             (119,640)            (47,247)

Cash and cash equivalents at beginning of period                       267,362             349,508
                                                                  ------------        ------------

Cash and cash equivalents at end of period                        $    147,722        $    302,261
                                                                  ============        ============

Supplemental disclosure of cash flow information
Cash paid during the period for interest                          $     35,843        $     99,326
                                                                  ============        ============
Cash paid during the period for income taxes                      $         --        $         --
                                                                  ============        ============


     See accompanying notes to condensed consolidated financial statements.

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION.

         These unaudited condensed consolidated financial statements of Collegiate Pacific Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements and should be read in conjunction with the company's annual report on Form 10-KSB for the fiscal year ended June 30, 2002. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included.

         Operating results for the interim period are not necessarily indicative of results that may be expected for the fiscal year ending June 30, 2003.

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



2.     INVENTORIES

       Inventories consist of the following:

                       December 31,         June 30,
                           2002               2002
                       ------------       ------------
Raw materials          $    280,434       $    232,064
Work in progress             85,409             42,587
Finished goods            3,444,298          2,710,152
                       ------------       ------------
                       $  3,810,141       $  2,984,803
                       ============       ============

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3.       INCOME PER SHARE

         Summarized basic and diluted income (loss) per share are as follows:


                                                For the three months ended                For the six months ended
                                                        December 31,                            December 31,
                                                  2002                2001                2002               2001
                                              ------------        ------------        ------------       ------------
Net income (loss)                                 (231,061)           (253,105)             48,109           (104,616)
                                              ============        ============        ============       ============

Weighted average
  common shares - basic                          4,224,186           4,216,615           4,227,696          4,222,581

Effect of dilutive securities
  (options and warrants)                                --                  --             699,333                 --
                                              ------------        ------------        ------------       ------------

Weighted average
  common shares - diluted                        4,224,186           4,216,615           4,927,029          4,222,581
                                              ============        ============        ============       ============

Net income (loss) per share - basic           $      (0.05)       $      (0.06)       $       0.01       $      (0.02)

Per share effect of dilutive securities
  (options and warrants)                                --                  --                  --                 --
                                              ------------        ------------        ------------       ------------

Net income (loss) - diluted                   $      (0.05)       $      (0.06)       $       0.01       $      (0.02)
                                              ------------        ------------        ------------       ------------

Options and warrants excluded from
  computation because their effect
  was antidilutive                               4,905,307           4,770,807             236,500          4,770,807
                                              ============        ============        ============       ============

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BACKGROUND

The company is engaged in the business of manufacturing and distributing sports equipment nationwide to the institutional and retail markets realizing the vast majority of its revenues in response to catalog mailings and telemarketing efforts. The market for this merchandise is estimated to consist of approximately 250,000 locations, which have annual expenditures of some $4 billion for sports equipment. The management of the company has extensive experience in this business having previously founded successful mail order companies in the sports equipment industry.

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

THREE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2001 AND SIX MONTHS ENDED DECEMBER 31, 2002 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2001

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

Net sales for the three months ended December 31, 2002, increased by approximately $660 thousand, or approximately 23%, compared to the same period in 2001. Net sales for the six months ended December 31, 2002, increased by approximately $1.6 million, or 24%, compared to the same period in 2001. We attribute the growth in net sales to our aggressive marketing activities, the expansion of our product offerings, and the overall growth of our customer base. As a result of the company's expanded operations and marketing activities, we believe future revenues will continue to exhibit growth from current levels. Management believes the seasonality in the company's revenues will continue to be a factor in future periods, but may not be to the same extent if the company's revenues continue to rise at current rates.

GROSS PROFIT

Gross profit for the three months ended December 31, 2002, increased by approximately $275 thousand, or 27%, compared to the same period in 2001. As a percentage of sales, gross profit for the three months ended December 31, 2002, increased to approximately 37%, compared to 36% for the same period in 2001. Gross profit for the six months ended December 31, 2002, increased by approximately $622 thousand, or 26%, compared to the same period in 2001. As a percentage

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES


of sales, gross profit for the six months ended December 31, 2002 and 2001, was 37% and 36%, respectively.

The increase in gross profit for the three and six months ended December 31, 2002 over the same periods in 2001 was primarily the result of our increased sales volume and a slight increase in the sale of our manufactured goods, which historically have higher margins.

OPERATING EXPENSES

Selling, general and administrative ("SG&A") expenses for the three months ended December 31, 2002, increased by approximately $281 thousand, or 23%, compared to the same period in 2001. As a percentage of sales, SG&A expenses for the three months ended December 31, 2002 and 2001, was 43%. SG&A expenses for the six months ended December 31, 2002, increased by approximately $516 thousand, or 21%, compared to the same period in 2001. As a percentage of sales, SG&A expenses for the six months ended December 31, 2002, decreased to 36% from 37% for the same period in fiscal 2002. The increase in SG&A expenses was primarily due to an increase in personnel related costs incurred in connection with hiring additional personnel in the fulfillment and sales force to manage the increase in sales volume. Also contributing to the increase in SG&A expenses were the additional legal and professional fees incurred in connection with identifying and performing due diligence on potential acquisition candidates, as well as additional investor relation fees.

OPERATING PROFIT (LOSS)

Operating losses increased by approximately $5 thousand for the three months ended December 31, 2002, compared to the same period in fiscal 2002. As a percentage of sales, operating losses decreased to approximately 6% for the three months ended December 31, 2002, compared to 7% for the same period during fiscal 2002. Operating profit increased by approximately $106 for the six months ended December 31, 2002, compared to the same period in fiscal 2002. As a percentage of sales, operating profit increased to approximately 1% for the six months ended December 31, 2002, compared to a 0.4% loss for the same period during fiscal 2002. The increase was attributable to an increase in sales, an increase in gross profit, and a decrease in SG&A expenses as a percentage of sales during the same period in fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled approximately $148 thousand at December 31, 2002, compared to approximately $267 thousand at June 30, 2002. Cash used in operations was approximately $592 thousand during the six months ended December 31, 2002, primarily due to an increase in inventories of approximately $825 thousand and prepaid expenses of approximately $636 thousand, which was partially offset by operating profit in the period and a decrease in accounts receivable of approximately $696 thousand. For the same period in fiscal 2002, cash used in operations of approximately $501 thousand was the result of an increase in inventory of approximately $922 thousand and prepaid expenses of approximately $61 thousand, and a decrease in accounts payable of approximately $280 thousand, partially offset by a decrease in accounts receivable of approximately $736 thousand.

The company used approximately $141 thousand in cash in investing activities in the six month period ended December 31, 2002, compared to approximately $94 thousand for the same period in fiscal 2002. The increase was due to the increase in capital expenditures compared to the prior year.

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES


The company generated approximately $613 thousand from financing activities for the six months ended December 31, 2002. The cash generated from financing activities was from borrowings under the company's revolving line of credit of $1.2 million, partially offset by the purchase of treasury shares of approximately $98 thousand, cash dividends to the holders of common stock of approximately $86 thousand and repayments on the note payable to stockholder of approximately $353 thousand. For the same period in fiscal 2002, the company generated approximately $543 from financing activities primarily from borrowings under the company's revolving line of credit of $650 thousand, partially offset by the purchase of treasury shares of approximately $107 thousand.

Current assets totaled approximately $6 million at December 31, 2002, providing the company with working capital of approximately $4.6 million.

The company's principal external source of liquidity is its $5,000,000 revolving line of credit with Bank of America, N.A. (the "Revolving Line of Credit"). At the company's option, borrowings under the Revolving Line of Credit bear interest at the prevailing prime rate, which was 4.25% as of December 31, 2002, plus 1/2% or LIBOR plus 3%. The Revolving Line of Credit matures on July 15, 2004 and is secured by all of the company's assets. As of December 31, 2002, $1.2 million was outstanding under the Revolving Line of Credit, thereby leaving the company with approximately $1.3 million of availability under the borrowing base formula. The Revolving Line of Credit contains customary covenants and the company must maintain certain financial ratios pertaining to its net worth and ratio of debt to net worth. The company is currently in compliance with all financial covenants and management does not believe that the financial covenants set forth in its Revolving Line of Credit will have an adverse impact on its operations or future plans.

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

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES



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

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES


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

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES



PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

As contemplated in the Company's Proxy Statement, which was mailed to stockholders beginning on November 13, 2002, the Company's stockholders elected Michael J. Blumenfeld, Adam Blumenfeld, Arthur J. Coerver, Harvey Rothenberg, Jeff Davidowitz, William H. Watkins and Robert W. Hampton as directors of the Company, each to serve until the next annual meeting of stockholders. The Company's stockholders also considered a proposal to ratify the selection of Grant Thornton LLP as the independent auditor of the Company for the fiscal year ending June 30, 2003.

Each of the foregoing proposals was approved at the Company's annual meeting of stockholders on December 12, 2002. Each Board nominee received the number of votes indicated below.

                                 No. of Votes Cast            No. of Votes Cast
      Nominee                       For Election             Against or Withheld
     -------                    -----------------            -------------------
Michael J. Blumenfeld               3,048,951                      67,094
Adam Blumenfeld                     3,048,651                      67,394
Arthur J. Coerver                   3,049,051                      66,994
Harvey Rothenberg                   3,049,051                      66,994
Jeff Davidowitz                     3,114,714                       1,331
William H. Watkins                  3,115,014                       1,031
Robert W. Hampton                   3,115,014                       1,031

With respect to the approval of the proposal to ratify the selection of Grant Thornton LLP, the votes cast for, against and abstaining were as follows;

          Votes For                            3,114,538
          Votes Against                              520
          Abstention                                   0

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



B.       Reports on Form 8-K.

         On November 14, 2002, the company filed a Report on Form 8-K reporting, under Item 9 of Form 8-K, the certifications of the company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                    COLLEGIATE PACIFIC INC.



Dated: February 13, 2003            /s/ Michael J. Blumenfeld
                                    ------------------------------------------
                                    Michael J. Blumenfeld, Chairman and
                                    Chief Executive Officer




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



Date: February 13, 2003                   /s/  MICHAEL J. BLUMENFELD
                                          -------------------------------------
                                          Michael J. Blumenfeld
                                          Chairman, Chief Executive Officer and
                                          President

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



Date: February 13, 2003                       /s/  WILLIAM R. ESTILL
                                              ---------------------------------
                                              William R. Estill
                                              Chief Financial Officer

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