Form 10QSB
period 2003-03-31
COLLEGIATE PACIFIC INC
filed 2003-05-15
CIK 828747

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

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
           FROM                      TO
                --------------------    -------------------.

                         Commission File Number 0-17293

                             COLLEGIATE PACIFIC INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          DELAWARE                                    22-2795073
          --------                                    ----------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

13950 SENLAC DRIVE, SUITE 100, DALLAS, TEXAS            75234
--------------------------------------------            -----
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

As of May 1, 2003, there were 4,300,669 shares of the issuer's common stock outstanding and 4,244,607 of the issuer's common stock purchase warrants outstanding.

Transitional Small Business Disclosure Format (check one):
        Yes      No   X
            ---      ---

================================================================================

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
                               TABLE OF CONTENTS



                                                                                                      PAGE
                                                                                                     NUMBER
                                                                                                     ------
PART I:  FINANCIAL INFORMATION.

         Item 1.    Consolidated Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets at March 31, 2003
         and June 30, 2002.......................................................................       1

         Condensed Consolidated Statements of Operations for the
         three and nine months ended March 31, 2003 and 2002.....................................       2

         Condensed Consolidated Statements of Cash Flows for
         the nine months ended March 31, 2003 and 2002...........................................       3

         Notes to the Condensed Consolidated Financial Statements................................       4

         Item 2.    Management's Discussion and Analysis of Financial
         Condition and Results of Operations. ...................................................       6

         Item 3.    Controls and Procedures......................................................       10


PART II:.OTHER INFORMATION

         Item 6.    Exhibits and Reports on Form 8-K.............................................      11

         SIGNATURES..............................................................................      12

PART  I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                       March 31,        June 30,
                                                                         2003            2002
                                                                    -------------    -------------
                           ASSETS                                    (Unaudited)
Current assets:
     Cash and cash equivalents                                      $     563,690    $     267,362
     Accounts receivable, net of allowance for doubtful
       accounts of $82,228 and $96,181 at March 31,
       2003 and June 30, 2002, respectively                             2,473,045        1,990,997
     Inventories                                                        3,974,813        2,984,803
     Prepaid expenses and other assets                                    836,794          149,442
                                                                    -------------    -------------
       Total current assets                                             7,848,342        5,392,604

Property, plant and equipment, net of accumulated
       depreciation of $582,795 and $445,635 at March
       31, 2003 and June 30, 2002, respectively                           520,485          502,275
Other assets:
       License agreements, net of accumulated amortization
          of $116,727 and $82,759 at March 31, 2003 and
          June 30, 2002, respectively                                     118,702          152,670
       Goodwill                                                           544,375          544,375
       Other assets, net                                                  244,202          260,798
                                                                    -------------    -------------
                                                                    $   9,276,106    $   6,852,722
                                                                    =============    =============
     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                               $   1,518,148    $   1,154,398
     Accrued expenses                                                     131,108          128,648
     Other current liabilities                                              8,061            7,553
                                                                    -------------    -------------
       Total current liabilities                                        1,657,317        1,290,599

Revolving line of credit                                                2,050,000               --
Note payable to stockholder                                                    --          353,063
                                                                    -------------    -------------

       Total liabilities                                                3,707,317        1,643,662

Stockholders' equity:
     Common stock, $.01 par value; authorized 50,000,000
        shares; issued 4,300,669 and 4,300,659 shares at
        March 31, 2003 and June 30, 2002, respectively                     43,007           43,007
     Additional paid-in capital                                         6,436,322        6,607,546
     Accumulated deficit                                                 (314,206)        (945,080)
     Treasury shares at cost: 77,026 and 59,526 at March
        31, 2003 and June 30, 2002, respectively                         (596,334)        (496,413)
                                                                    -------------    -------------

        Total stockholders' equity                                      5,568,789        5,209,060
                                                                    -------------    -------------
                                                                    $   9,276,106    $   6,852,722
                                                                    =============    =============



     See accompanying notes to condensed consolidated financial statements.

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                            Three Months Ended              Nine Months Ended
                                                March 31,                      March 31,
                                          2003            2002            2003            2002
                                      ------------    ------------    ------------    ------------
Net sales                             $  6,071,820    $  4,957,946    $ 14,346,778    $ 11,621,015
Cost of sales                            3,726,145       3,041,491       8,953,818       7,279,216
                                      ------------    ------------    ------------    ------------
  Gross profit                           2,345,675       1,916,455       5,392,960       4,341,799

Selling, general and administrative
 expenses                                1,738,007       1,449,136       4,704,436       3,899,911
                                      ------------    ------------    ------------    ------------
    Operating profit                       607,668         467,319         688,524         441,888

Other income (expense)

    Interest expense                       (25,729)        (38,573)        (61,572)       (122,526)
    Other income (expense)                     826               5           3,922           4,773
                                      ------------    ------------    ------------    ------------

Net income                            $    582,765    $    428,751    $    630,874    $    324,135
                                      ------------    ------------    ------------    ------------

Net income per share - basic          $       0.14    $       0.10    $       0.15    $       0.08
                                      ============    ============    ============    ============
Net income per share - diluted        $       0.13    $       0.09    $       0.13    $       0.07
                                      ============    ============    ============    ============

Weighted average shares
outstanding:
    Basic                                4,223,684       4,215,814       4,226,359       4,220,325
                                      ============    ============    ============    ============
    Diluted                              4,349,377       4,917,048       4,734,478       4,573,785
                                      ============    ============    ============    ============



     See accompanying notes to condensed consolidated financial statements.

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                     Nine months ended
                                                                          March 31,
                                                               ------------------------------
                                                                    2003            2002
                                                               -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                $     630,874    $     324,135
     Adjustments to reconcile net income to net cash
        used in operating activities:
     Depreciation, amortization and bad debt expense                 239,870          238,935
     Net changes in operating assets and liabilities              (1,844,837)        (810,864)
                                                               -------------    -------------

Net cash used in operating activities                               (974,093)        (247,794)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                            (155,371)        (140,123)
     Cash received on notes receivable from stockholders                  --            4,995
                                                               -------------    -------------

Net cash used in investing activities                               (155,371)        (135,128)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash paid for treasury shares                                   (99,921)        (114,531)
     Repayment on note payable to stockholder                       (353,063)        (264,750)
     Payment of cash dividends on common stock                      (171,274)              --
     Proceeds from issuance of common stock                               50           35,010
     Proceeds from line of credit                                  2,050,000          830,000
                                                               -------------    -------------

Net cash provided by financing activities                          1,425,792          485,729
                                                               -------------    -------------

Net increase in cash and cash equivalents                            296,328          102,807

Cash and cash equivalents at beginning of period                     267,362          349,508
                                                               -------------    -------------

Cash and cash equivalents at end of period                     $     563,690    $     452,315
                                                               =============    =============

NON-CASH INVESTING ACTIVITIES:
Common stock issued for purchase of license                    $          --    $      91,027
                                                               =============    =============

Supplemental disclosure of cash flow information
Cash paid during the period for interest                       $      61,572    $     143,709
                                                               =============    =============


     See accompanying notes to condensed consolidated financial statements.

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION.

         These unaudited condensed consolidated financial statements of Collegiate Pacific Inc. and its subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements and should be read in conjunction with the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 2002. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included.

         Operating results for the interim period are not necessarily indicative of results that may be expected for the fiscal year ending June 30, 2003.

2.       INVENTORIES

         Inventories consist of the following:

                                                                 March 31,        June 30,
                                                                   2003             2002
                                                               -----------       -----------
         Raw materials                                         $   268,259       $   232,064
         Work in progress                                           80,413            42,587
         Finished goods                                          3,626,141         2,710,152
                                                               -----------       -----------
                                                               $ 3,974,813       $ 2,984,803
                                                               ===========       ===========


3.       INCOME PER SHARE

         Summarized basic and diluted income (loss) per share are as follows:

                                                 Three months ended                 Nine months ended
                                                      March 31,                         March 31,
                                                2003             2002            2003              2002
                                           -------------    -------------    -------------    -------------
Net income (loss)                          $     582,765    $     428,751    $     630,874    $     324,135
                                           =============    =============    =============    =============

Weighted average
  common shares - basic                        4,223,684        4,215,814        4,226,359        4,220,325

Effect of dilutive securities
  (options and warrants)
                                                 125,693          701,234          508,119          353,460
                                           -------------    -------------    -------------    -------------
Weighted average
  common shares - diluted                      4,349,377        4,917,048        4,734,478        4,573,785
                                           =============    =============    =============    =============
Net income (loss) per share - basic        $        0.14    $        0.10    $        0.15    $        0.08

Per share effect of dilutive securities
  (options and warrants)                           (0.01)           (0.01)           (0.02)           (0.01)
                                           -------------    -------------    -------------    -------------
Net income (loss) - diluted                $        0.13    $        0.09    $        0.13    $        0.07
                                           -------------    -------------    -------------    -------------

Options and warrants excluded from
  computation because their effect
  was antidilutive                               236,500          236,500          236,500        3,164,805
                                           =============    =============    =============    =============

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES


4.       STOCK BASED COMPENSATION

         On December 11, 1998, the Company's stockholders approved a new stock option plan (the "Plan"). The Plan authorized the Company's Board of Directors to grant employees, directors and consultants of the Company up to an aggregate of 400,000 shares of the Company's common stock, $0.01 par value per share. The options vest in full upon the employee's one-year anniversary of employment with the Company or on the award date if the employee has been employed for at least one year on the award date.

         The Company accounts for all options issued under Plan in accordance with the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and income per share as if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

                                 Three months ended             Nine months ended
                                      March 31,                     March 31,
                               2003            2002            2003            2002
                           -------------   -------------   -------------   -------------
Net income:
  As reported              $     582,765   $     428,751   $     630,874   $     324,135
                           =============   =============   =============   =============
  Pro forma                $     578,725   $     417,530   $      46,617   $     228,324
                           =============   =============   =============   =============
Income per common share:
  As Reported:
    Basic                  $        0.14   $        0.10   $        0.15   $        0.08
                           =============   =============   =============   =============
    Diluted                $        0.13   $        0.09   $        0.13   $        0.07
                           =============   =============   =============   =============
 Pro forma
    Basic                  $        0.14   $        0.10   $        0.01   $        0.05
                           =============   =============   =============   =============
    Diluted                $        0.13   $        0.08   $        0.01   $        0.05
                           =============   =============   =============   =============

         The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected volatility ranging from 103% to 122%; risk free interest rate of 4.48 to 4.80%; no dividend yield; and expected lives of five years.

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BACKGROUND

The Company is engaged in the business of manufacturing and distributing sports equipment nationwide to the institutional and retail markets realizing the vast majority of its revenues in response to catalog mailings and telemarketing efforts. The market for this merchandise is estimated to consist of approximately 250,000 locations, which have estimated annual expenditures of approximately $4 billion for sports equipment. The management of the Company has extensive experience in this business having previously founded successful mail order companies in the sports equipment industry.

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

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002 AND NINE MONTHS ENDED MARCH 31, 2003 COMPARED TO NINE MONTHS ENDED MARCH 31, 2002

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

Net sales for the three months ended March 31, 2003, increased by approximately $1.1 million, or approximately 22%, compared to the same period in 2002. Net sales for the nine months ended March 31, 2003, increased by approximately $2.7 million, or 23%, compared to the same period in 2002. We attribute the growth in net sales to our aggressive marketing activities, the expansion of our product offerings, and the overall growth of our customer base. As a result of the Company's expanded operations and marketing activities, we believe future revenues will continue to exhibit growth from current levels. Management believes the seasonality in the Company's revenues will continue to be a factor in future period results, but may not be to the same extent if the Company's revenues continue to increase at their current rate.

GROSS PROFIT

Gross profit for the three months ended March 31, 2003, increased by approximately $429 thousand, or 22%, compared to the same period in 2002. As a percentage of sales, gross profit for the three months ended March 31, 2003 and 2002 was approximately 39% and 38%, respectively. Gross profit for the nine months ended March 31, 2003, increased by approximately $1.1 million,

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES



or approximately 24%, compared to the same period in 2002. As a percentage of sales, gross profit for the nine months ended March 31, 2003 and 2002, was 38% and 37%, respectively.

The increase in gross profit for the three and nine months ended March 31, 2003, over the same periods in 2002 was primarily the result of our increased sales volume and slight increase in the sale of our manufactured goods, which historically have higher margins.

OPERATING EXPENSES

Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 2003, increased by approximately $289 thousand, or 20%, compared to the same period in 2002. As a percentage of sales, SG&A expenses for the three months ended March 31, 2003 and 2002, were 29%. SG&A expenses for the nine months ended March 31, 2003, increased by approximately $805 thousand, or 21%, compared to the same period in 2002. As a percentage of sales, SG&A expenses for the nine months ended March 31, 2003, decreased to 33% from 34% for the same period in fiscal 2002. The increase in SG&A expenses was primarily due to an increase in personnel related costs incurred in connection with hiring additional personnel in the fulfillment and sales force to manage the increase in sales volume, an increase in advertising expenditures, and additional legal and professional fees incurred in connection with identifying and performing due diligence on potential acquisition candidates, as well as additional investor relation fees.

OPERATING PROFIT

Operating profit increased by approximately $140 thousand for the three months ended March 31, 2003, compared to the same period in fiscal 2002. As a percentage of sales, operating profit increased to approximately 10% for the three months ended March 31, 2003, compared to 9% for the same period during fiscal 2002. Operating profit increased by approximately $247 thousand for the nine months ended March 31, 2003, compared to the same period in fiscal 2002. As a percentage of sales, operating profit increased to approximately 5% for the nine months ended March 31, 2003, compared to 4% for the same period during fiscal 2002. The increase in operating profit over the same periods in fiscal 2002 was attributable to an increase in sales, an increase in gross profit, and a decrease in SG&A expenses as a percentage of sales during the same periods in fiscal 2002.

INCOME TAXES

On June 30, 2002, the Company's fiscal year end, the Company had net operating loss carry forwards of approximately $1.8 million available to offset taxes in future periods. The utilization of a portion of these net operating loss carry forwards is limited to approximately $78 thousand per year. As of the period ended March 31, 2003, the Company has utilized a major portion of these loss carry forwards to offset the taxes on operating profit. Beginning in the first quarter of fiscal 2004 the Company expects net operating loss carry forwards will be fully utilized to the extent possible under the Internal Revenue Code and the Company will begin to accrue taxes as prescribed by the Internal Revenue Code. Accordingly, the quarter and annual comparison of net income will be impacted by the accrual of a provision for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled approximately $564 thousand at March 31, 2003, compared to approximately $267 thousand at June 30, 2002. Cash used in operations was approximately $974 thousand during the nine months ended March 31, 2003, primarily due to an increase in

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES


inventories of approximately $990 thousand, an increase in accounts receivable of approximately $534 thousand, and an increase in prepaid expenses of approximately $687 thousand, which was partially offset by operating profit in the period and an increase in accounts payable of approximately $364 thousand. For the same period in fiscal 2002, cash used in operations of approximately $248 thousand was the result of an increase in inventory of approximately $452 thousand, an increase in accounts receivable of approximately $175 thousand, and an increase in prepaid expenses of approximately $247 thousand, which was partially offset by an increase in accounts payable of approximately $70 thousand.

         The increases in cash and accounts receivable at March 31, 2003, compared to June 30, 2002, were attributable to the increase in sales realized by the Company during the fiscal quarter ended March 31, 2003, and the increases in inventory and accounts payable were attributable to the Company's acquisition of inventory to support the seasonal demand for its products during the third and fourth fiscal quarters. Because many of the Company's primary customers are closed for the year-end holidays, demand for the Company's products is not as strong during the first and second fiscal quarters. As a result, the Company does not maintain the same level of inventory during the first and second fiscal quarters.

The Company used approximately $155 thousand in cash in investing activities in the nine month period ended March 31, 2003, compared to approximately $135 thousand for the same period in fiscal 2002. The increase was due to the increase in capital expenditures compared to the prior year.

The Company generated approximately $1.4 million from financing activities for the nine months ended March 31, 2003. The cash generated from financing activities was from borrowings under the Company's revolving line of credit of approximately $2.1 million, partially offset by the purchase of treasury shares of approximately $100 thousand, cash dividends to the holders of common stock of approximately $171 thousand and repayments on the note payable to stockholder of approximately $353 thousand. For the same period in fiscal 2002, the Company generated approximately $486 thousand from financing activities primarily from borrowings under the Company's revolving line of credit of $830 thousand, partially offset by the purchase of treasury shares of approximately $115 thousand and repayments on the note payable to stockholder of approximately $265 thousand.

Current assets totaled approximately $7.8 million at March 31, 2003, providing the Company with working capital of approximately $6.2 million and a current ratio of 4.7 to 1.

The Company's principal external source of liquidity is its $5 million revolving line of credit with Bank of America, N.A. (the "Revolving Line of Credit"). At the Company's option, borrowings under the Revolving Line of Credit bear interest at the prevailing prime rate plus 0.5% (4.75% as of March 31, 2003) or LIBOR plus 3%. The Revolving Line of Credit matures on July 15, 2004 and is secured by all of the Company's assets. As of March 31, 2003, $2.1 million was outstanding under the Revolving Line of Credit, thereby leaving the Company with approximately $1.3 million of availability under the borrowing base formula. The Revolving Line of Credit contains customary covenants and the Company must maintain certain financial ratios pertaining to its net worth and ratio of debt to net worth. The Company is currently in compliance with all financial covenants and management does not believe that the financial covenants set forth in the Company's Revolving Line of Credit will have an adverse impact on its operations or future plans.

We believe the Company will satisfy its short term and long-term liquidity needs from borrowings under the Revolving Line of Credit and cash flows from operations. We may experience periods

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES



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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

A.       Exhibits.

         The following exhibits are filed as part of this report:


Exhibit
Number            Exhibit


3.1               Articles of Incorporation (1)

3.2               Bylaws (1)

21                Subsidiaries (2)

----------

(1) Previously filed as an exhibit to the Company's Form 8-A dated September 9, 1999.

(2) Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001.

B.       Reports on Form 8-K.

         On February 13, 2003, the Company filed a Report on Form 8-K reporting, under Item 9 of Form 8-K, the certifications of the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                        COLLEGIATE PACIFIC INC.



Dated: May 15, 2003                 /s/ Michael J. Blumenfeld
                                    -------------------------------------------
                                    Michael J. Blumenfeld, Chairman and
                                    Chief Executive Officer


                                    /s/ William R. Estill
                                    -------------------------------------------
                                    William R. Estill, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

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

         4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's board of directors (or persons performing the equivalent functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003                        /s/  MICHAEL J. BLUMENFELD
                                          --------------------------------------
                                          Michael J. Blumenfeld
                                          Chairman, Chief Executive Officer and
                                          President

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

         4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's board of directors (or persons performing the equivalent functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003                        /s/  WILLIAM R. ESTILL
                                          --------------------------------------
                                          William R. Estill
                                          Chief Financial Officer

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

                                  EXHIBIT INDEX


Exhibit
Number          Exhibit
-------         -------
3.1             Articles of Incorporation (1)

3.2             Bylaws (1)

21              Subsidiaries (2)



(1) Previously filed as an exhibit to the Company's Form 8-A dated September 9, 1999.

(2) Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001.