Form 10KSB
period 2003-06-30
COLLEGIATE PACIFIC INC
filed 2003-09-29
CIK 828747

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-KSB

                                   ----------

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2003

                             COLLEGIATE PACIFIC INC.

             (Exact name of registrant as specified in its charter)

                           COMMISSION FILE NO. 0-17293

           DELAWARE                                     22-2795073
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

               13950 SENLAC DRIVE, SUITE 100, DALLAS, TEXAS 75234
                    (Address of principal executive offices)

                                 (972) 243-8100
                (Issuer's Telephone Number, Including Area Code)

                                   ----------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          Common Stock, $0.01 par value
                        Warrants to Acquire Common Stock

                                   ----------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for the fiscal year ended June 30, 2003 were $21,075,893.

The aggregate market value of voting stock held by non-affiliates of the registrant is approximately $23,082,054. This amount was calculated by reducing the total number of shares of voting common stock held by officers, directors, and shareholders owning in excess of 10% of the issuer's common stock, and multiplying the remainder by the closing price for the registrant's common stock on September 22, 2003, as reported on the American Stock Exchange. The information provided shall in no way be construed as an admission that any officer, director, or more than 10% shareholder of the registrant may be deemed an affiliate of the registrant or that such person is the beneficial owner of the shares reported as being held by such person, and any such inference is hereby disclaimed.

On September 22, 2003, there were 4,570,014 shares of the issuer's common stock, $0.01 par value, outstanding, and 4,028,062 common stock purchase warrants to acquire shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer's Proxy Statement for the Annual Meeting of Stockholders to be held on or about December 17, 2003 (to be filed) are incorporated by reference into Part III of this Form 10-KSB.

                             COLLEGIATE PACIFIC INC.
                                   FORM 10-KSB
                         FISCAL YEAR ENDED JUNE 30, 2003
                                TABLE OF CONTENTS


                                                                                                             PAGE
  PART I

  Item 1.                   Description of Business.                                                            1

  Item 2.                   Description of Property.                                                            4

  Item 3.                   Legal Proceedings.                                                                  4

  Item 4.                   Submission of Matters to a Vote of Security Holders.                                4

  PART II

  Item 5.                   Market for Common Equity and Related Stockholder Matters.                           5

  Item 6.                   Management's Discussion and Analysis of Financial Condition and Results of          7
                            Operations.

  Item 7.                   Consolidated Financial Statements.                                                 17

  Item 8.                   Changes in and Disagreements With Accountants on Accounting and Financial
                            Disclosure.                                                                        32

  Item 8A.                  Controls and Procedures.                                                           32

  PART III

  Item 9.                   Directors and Executive Officers of the Registrant.                                33

  Item 10.                  Executive Compensation.                                                            33

  Item 11.                  Security Ownership of Certain Beneficial Owners and Management                     33
                            and Related Stockholder Matters.

  Item 12.                  Certain Relationships and Related Transactions.                                    33

  Item 13.                  Exhibits, List and Reports on Form 8-K.                                            34

  Item 14.                  Principal Accountant Fees and Services.                                            36

  SIGNATURES                                                                                                   37

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

CORPORATE HISTORY.

Collegiate Pacific Inc. ("we," "us," "our," or the "Company") was originally incorporated in Pennsylvania in 1987 under the name Drug Screening Systems, Inc. ("DSSI"). On June 16, 1997, DSSI sold substantially all of its assets and thereafter suspended all business operations.

         On February 17, 1998, we recommenced business operations by engaging in the catalog and mail order distribution of sports equipment. This change in our business was accomplished through the following steps:

         o The Company sold a controlling interest in the Company, which consisted of 2,000,000 shares of our common stock, to Michael
                  J. Blumenfeld and Adam Blumenfeld. The price of the shares was $1.00 per share, which was the average of the bid and ask price of the common stock on August 18, 1997, the date of the Stock Purchase Agreement, or a total price of $2 million. Michael J. Blumenfeld purchased 1,960,000 shares and Adam Blumenfeld purchased 40,000 shares;

         o Michael J. Blumenfeld sold all of the assets, including the corporate name of Collegiate Pacific Inc. f/k/a Nitro Sports Inc., a Texas corporation, to the Company, at cost. Michael J. Blumenfeld formed that company in 1997 to engage in the catalog and mail order distribution of sports equipment; and

         o The Company changed its name to Collegiate Pacific Inc. at that time.

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

         On December 11, 1998, the Company's stockholders approved the reincorporation of the Company from the Commonwealth of Pennsylvania to the State of Delaware, pursuant to a merger agreement with a newly formed Delaware corporation. The merger and reincorporation as a Delaware corporation became effective on July 21, 1999.

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

         The Company's executive offices are located at 13950 Senlac Drive, Suite 100, Dallas, Texas 75234, and our telephone number at that location is
(972) 243-8100. The Company's fiscal year ends on June 30th. References herein to "fiscal 2001," "fiscal 2002," "fiscal 2003" and "fiscal 2004" refer to our fiscal years ended or ending, as the case may be, June 30, 2001, 2002, 2003, and 2004, respectively.

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

         We believe that prompt delivery of a broad range of products at competitive prices, coupled with prompt, accessible customer service, distinguishes the Company from its competitors. We currently market about 3,200 sports and recreational related equipment and products to over 200,000 potential institutional, retail, Internet, and sporting good dealer type customers. Since commencing operations, we have sold our products to approximately 35,000 customers.

         Our master mailing list currently includes over 200,000 potential customers, and we intend to distribute approximately 1.3 million catalogs and fliers to this audience during fiscal 2004. Michael J. Blumenfeld, the Chief Executive Officer of the Company with over 30 years of experience in the industry, supervised the development of this mailing list, which is carefully maintained, screened, and crosschecked. We subdivided our mailing list into various combinations designed to place catalogs in the hands of the individuals making the purchase decisions. The master mailing list is also subdivided by relevant product types, seasons, and customer profiles. We also use other forms of solicitations such as trade shows, telemarketing, and the Internet.

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

SEASONAL NATURE OF BUSINESS

         We anticipate that our revenues will peak in the third and fourth quarters of each fiscal year due primarily to the budgeting procedures of many of our customers and the seasonal demand for our products. We generally experience lower revenues and higher expenses as a percentage of sales during the first and second quarters of each fiscal year due to lower customer demand during those periods. Generally, during the months between July and December of each fiscal year there is a lower level of sports activities at our institutional customers, a higher degree of adverse weather conditions, a greater number of school recesses and we have to contend with the distractions of the holiday season.

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

EMPLOYEES

         We currently employ 66 people on a full-time basis. In addition, we may hire temporary employees as seasonal increases in demand occur. None of our employees are represented by any organized labor organization or union, and we believe our relations with our employees are generally good.

ITEM 2. DESCRIPTION OF PROPERTY.

We lease approximately 88,000 square feet in Farmers Branch, Texas, which we use for our corporate headquarters and a warehouse facility. The lease for this facility expires in October 2007. The Company also leases approximately 1,500 square feet in Memphis, Tennessee, which we use for a sales office. The lease for this facility expires in 2005. Both of those facilities are in good condition and we believe those facilities will be adequate for our business needs for the foreseeable future. We do not own any real property.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock trades on the American Stock Exchange under the symbol "BOO" and its redeemable common stock purchase warrants trade on the American Stock Exchange under the symbol "BOO/WS." Prior to June 7, 2000, the Company's common stock traded on the NASD's Bulletin Board. The redeemable common stock purchase warrants did not trade until May 2000.

         The tables below set forth the high and low sales prices for the common stock and the redeemable common stock purchase warrants during each of the periods indicated, as reported on the American Stock Exchange.

      COMMON STOCK               FISCAL 2003               FISCAL 2002
-----------------------     ---------------------     ---------------------
    CALENDAR PERIOD           LOW          HIGH         LOW          HIGH
-----------------------     --------     --------     --------     --------
July 1 - September 30       $   4.70     $   6.15     $   3.88     $   5.65
October 1 - December 31         5.75         6.35         4.90         5.93
January 1 - March 31            4.15         5.92         5.00         7.12
April 1 - June 30               4.56         6.65         4.70         7.50

        WARRANTS                 FISCAL 2003               FISCAL 2002
-----------------------     ---------------------     ---------------------
    CALENDAR PERIOD           LOW          HIGH         LOW          HIGH
-----------------------     --------     --------     --------     --------
July 1 - September 30       $   1.10     $   1.75     $   0.83     $   0.83
October 1 - December 31         1.00         1.80         0.90         1.25
January 1 - March 31            0.65         1.29         1.00         2.65
April 1 - June 30               0.65         1.80         1.05         2.81

         As of September 22, 2003, there were approximately 351 holders of record of our common stock, and there were 4,570,014 shares of common stock issued and outstanding and 4,028,062 common stock purchase warrants issued and outstanding.

         On May 26, 2000, each record holder of our common stock received a special dividend from the Company of one warrant for each share of common stock owned by the record holder. The Company issued the warrants pursuant to a warrant agreement between the Company and Continental Stock Transfer and Trust Company, Inc.

         Each warrant entitles the holder to purchase from the Company, for cash, one share of common stock at $5.00 per share. The number of shares purchasable upon exercise of each warrant and price per share may be adjusted under certain conditions. Holders may exercise the warrants at any time on or before May 26, 2005, unless extended by the Company. The warrants are callable and cancelable at anytime by the Company at a cancellation price of $0.05 per share of common stock purchasable upon exercise of the warrants. If the Company calls the warrants for cancellation, holders may exercise the warrants at any time prior to the close of business on the business day preceding the date fixed for cancellation.

         On September 19, 2002, the Company announced for the first time that it would pay a cash dividend of $0.02 per share on October 11, 2002, to all shareholders of record on September 30, 2002. The Company also declared a quarterly cash dividend of $0.02 per share on its outstanding common stock for the fiscal quarters ended December 31, 2002 and March 31, 2003. The quarterly dividend for the quarter ended June 30, 2003, was increased to $0.025 per share on its outstanding common stock. Future dividends may be paid only when, as, and if declared by the Company's Board of Directors in its sole discretion, and will be dependent upon then existing conditions, including the Company's financial condition, results of operations, contractual restrictions, capital requirements, business prospects, and such other factors as the Board deems relevant. We currently do not anticipate paying any stock dividends in the foreseeable future.

                      EQUITY COMPENSATION PLAN INFORMATION

                                  June 30, 2003

                                                                                                   Number of securities
                                                                                                  remaining available for
                                      Number of Securities to be     Weighted average exercise     future issuance under
                                       issued upon exercise of         price of outstanding       equity compensation plans
                                         outstanding options,          options, warrants and        (excluding securities
                                          warrants and rights                 rights               reflected in column (a))
                                                 (a)                           (b)                           (c)
                                       -------------------------     -------------------------    --------------------------
Equity compensation plans
approved by securities
holders ..........................                       772,900     $                    5.25                       203,600
Equity compensation plans not
approved by securities
holders ..........................                            --                            --                            --

Total ............................                       772,900     $                    5.25                       203,600

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Background

         Collegiate Pacific Inc. ("we," "us," "our," or the "Company") is in the mail order marketing of sports equipment business. We manufacture and distribute our products primarily to institutional customers located throughout the United States. Our principal customers include country clubs, schools, YMCA's, YWCA's and similar recreational organizations, municipal recreation departments, and other governmental agencies. We offer a broad line of sporting equipment and other recreational products, as well as provide after-sale customer service. We currently market about 3,200 sports and recreational related equipment and products to our 200,000 potential institutional, retail, Internet and sporting good dealer type customers. Since commencing operations in early 1998, we have sold our products to approximately 35,000 customers. The Company's fiscal year ends on June 30. References herein to "fiscal 2002," "fiscal 2003" and "fiscal 2004" refer to our fiscal years ended or ending June 30, 2002, 2003, and 2004, respectively.

FISCAL YEAR ENDED JUNE 30, 2003 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2002

         Net Sales. Net sales for the fiscal year ended June 30, 2003, increased by approximately $4.2 million, or approximately 25.0%, compared to the same period in 2002. We attribute the growth in net sales primarily to an increase in the sale of manufactured products to all of our customers, an overall increase in catalog sales, and a slight increase in dealer-related and camp-related sales. We believe future net sales will continue to rise from current levels, however, no assurances can be made that any future increases in net sales will be at the same rate. We also believe that seasonality in our net sales will continue to be a factor in future periods because of the budgeting procedures of our customers and the seasonal demand for our products. As a result, we continue to see an increase in demand for our products during the third and fourth quarters of our fiscal year (January - June).

         Gross Profit. The Company's gross profit for the fiscal year ended June 30, 2003, increased by approximately $1.6 million, or approximately 25.0%, compared to the same period in 2002. As a percentage of net sales, gross profit was approximately 37.0% for each of the fiscal years ended June 30, 2003 and 2002. The increase in gross profit was primarily due to the increase in the Company's net sales over the prior year.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the fiscal year ended June 30, 2003, increased by approximately $1.5 million, or approximately 29%, compared to the same period in 2002. As a percentage of net sales, selling, general and administrative expenses increased to approximately 32.4% from 31.4% for fiscal 2002. In anticipation of achieving an increase in net sales, the Company increased selling, general and administrative expenses as follows:

         o we hired additional personnel to manage our increase in net sales, which increased our salary and personnel related costs by approximately $516 thousand;

         o we mailed additional catalogs to existing and potential new customers, as well as increased our distribution of fliers and promotional literature, which increased our advertising and trade show expenses by approximately $504 thousand;

         o we increased our property, casualty and liability insurance coverage, which increased our overall cost of insurance by approximately $70 thousand; and

         o we leased additional warehouse space to support our increase in sales, which increased our rent and common ground maintenance expenses by approximately $143 thousand.

         Operating Profit. Operating profit increased by approximately $29 thousand for the fiscal year ended June 30, 2003, compared to the same period in fiscal 2002. As a percentage of net sales, the operating profit decreased to approximately 4.6% compared to 5.6% for the fiscal year ended June 30, 2002. The slight decrease was primarily attributable to the increase in selling, general and administrative expenses.

         Interest Expense. Interest expense decreased by approximately $56 thousand for the fiscal year ended June 30, 2003, compared to the fiscal year ended June 30, 2002. As a percentage of net sales, interest expense was approximately 0.4% and 0.8% for the fiscal years ended June 30, 2003 and 2002, respectively. The decrease in interest expense was due to the net cash provided by our operating activities during fiscal 2003 and fiscal 2002, which was used to reduce the outstanding balance of the Company's borrowings, as well as lower interest rates during fiscal 2003. Approximately $5 thousand of the interest expense in fiscal 2003 and $86 thousand of the interest expense in fiscal 2002 was for interest paid on the note payable to Michael J. Blumenfeld. See "Liquidity and Capital Resources."

             Income Taxes. The Company recorded an income tax benefit of approximately $350 thousand for the fiscal year ended June 30, 2003, due to the elimination of its valuation allowance on net deferred tax assets in the current year. Based on the Company's operating results for the fiscal year ended June 30, 2003, and projections of future taxable income, management has determined that it is more likely than not that the Company will realize its deferred tax assets. Accordingly, the valuation allowance has been eliminated as at June 30, 2003. Income tax expense for the fiscal year ended June 30, 2003, would have been approximately $330 thousand had the Company been fully taxed on its fiscal 2003 net income. The Company recorded no income taxes in fiscal 2002 due to its valuation allowance being equal to its net deferred tax assets.

      Due to the elimination of the valuation allowance at June 30, 2003, the Company will record tax expense on all future net income at the Company's effective tax rate and, accordingly, income tax expense (benefit) and net income after taxes in future periods may not be comparable to amounts recorded in fiscal 2003 and fiscal 2002.

         Net Income. Net income increased by approximately $448 thousand or 55.6% for the fiscal year ended June 30, 2003, compared to the same period in fiscal 2002. As a percentage of net sales, net income increased to approximately 5.9% for the fiscal year ended June 30, 2003 compared to 4.8% for the fiscal year ended June 30, 2002. The increase was attributable to increased sales activity, an increase in gross profit and the effect of the elimination of the valuation allowance on all deferred tax assets during fiscal 2003, all of which was partially offset by the increase in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operations for the fiscal year ended June 30, 2003, was approximately $214 thousand, compared to net cash provided by operations of approximately $867 thousand for the same period in 2002. The decrease in cash flow provided by operations was due primarily to an increase in our investment in working capital.

         The increase in cash and accounts receivable at June 30, 2003, compared to June 30, 2002, was attributable to the increase in sales realized by the Company during fiscal 2003, and the increase in inventory, accounts payable and accrued expenses was primarily attributable to the Company's acquisition of inventory to support the increased demand for its products during fiscal 2003.

         The Company used approximately $222 thousand in cash for investing activities during fiscal 2003, the primary component of which was the purchase of property and equipment. The Company expects to spend approximately $200 thousand for capital expenditures in fiscal 2004.

         The Company generated approximately $106 thousand in cash from financing activities for the fiscal year ended June 30, 2003. Cash was used to repay borrowings on the note payable to stockholder of approximately $353 thousand in August 2002, purchase treasury shares of approximately $120 thousand and to pay quarterly dividends to its stockholders of approximately $257 thousand. The company borrowed $800 thousand to finance these activities and issued common stock upon its receipt of approximately $37 thousand from the exercise of stock options held by its employees.

         Current assets as of June 30, 2003, totaled approximately $7.1 million, thereby providing the Company with working capital of approximately $5.1 million.

         The Company's principal external source of liquidity is its $5.0 million revolving line of credit with Bank of America, N.A. (the "Line of Credit"). The Line of Credit matures on July 15, 2004, and is secured by all of the Company's assets. At the Company's option, borrowings under the Line of Credit bear interest at the prevailing prime rate plus 0.5% (4.75% at June 30, 2003) or 3 month LIBOR plus 3% (4.14% at June 30, 2003). The
Line of Credit permits the Company to borrow against up to 85% of its eligible accounts receivable and 40% of its eligible inventory, but not to exceed $5 million. As of June 30, 2003, approximately $800 thousand was outstanding under the Line of Credit, leaving the Company with approximately $2.8 million of additional availability under the terms of the borrowing base formula of the Line of Credit. Approximately $2.5 million was available at June 30, 2002. The Line of Credit contains customary covenants and the Company must maintain certain financial ratios pertaining to its net worth and ratio of debt to net worth. The Company is currently in compliance with all financial covenants and management does not believe that the financial covenants set forth in the Line of Credit will have an adverse impact on its operations or future plans.

         Since June 30, 2003, the Company has received approximately $1.1 million from the exercise of 216,544 of the approximately 4,200,000 outstanding warrants that were issued as a dividend to all stockholders of record on May 26, 2000. The per share exercise price of the warrants is $5.00 per share and the warrants expire on May 26, 2005. If the remaining 4,028,062 warrants were exercised, the Company would receive approximately $20.1 million from the exercise of those warrants. No assurances, however, can be made that any additional warrants will be exercised.

         As announced by the Company in a press release dated September 8, 2003, Michael J. Blumenfeld, the Company's Chief Executive Officer and majority shareholder, is in discussions with Roth Capital Partners, LLC about selling on a firm commitment basis directly to Roth Capital, 1,000,000 of the approximately 1,760,000 warrants currently held by Mr. Blumenfeld. Those 1,000,000 warrants entitle the holder to purchase an aggregate of 1,000,000 shares of Collegiate Pacific common stock. The Registration Statement on Form SB-2 (No. 333-34294), which became effective on April 7, 2000, covers the issuance and resale of the warrants and underlying common stock, including Mr. Blumenfeld's sale of his warrants.

         Under the proposed terms of the transaction with Roth Capital, Roth Capital will agree to purchase and immediately exercise the warrants and the company will issue 1,000,000 shares of its common stock directly to Roth Capital. If this transaction occurs, and all 1,000,000 warrants are sold and exercised, Collegiate Pacific will receive $5,000,000, before commissions and expenses. Roth Capital intends to sell the shares of Collegiate Pacific common stock that it receives upon its exercise of the warrants to investors at to be determined prices. The Company, Roth Capital and Mr. Blumenfeld have not yet entered into any definitive agreement with respect to the sale of any warrants or common stock by Mr. Blumenfeld and we cannot assure you that the proposed transaction will ever be consummated.

         We believe the Company will satisfy its short term and long-term liquidity needs from borrowings under the Line of Credit, cash flows from operations, and proceeds received from the exercise of outstanding warrants. We may experience periods of higher borrowing under the Line of Credit due to the seasonal nature of the Company's business cycle. We are actively seeking expansion through acquisitions and/or joint ventures, and the success of such efforts may require additional bank debt, equity financing, or private financing.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

         Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management. Management of the Company is required to make certain estimates and assumptions during the preparation of consolidated financial statements in accordance with generally accepted accounting principles. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. They also impact the reported amount of net income during any period. Actual results could differ from those estimates. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of trends in our industry, information provided by our customers and information available from other outside sources, as appropriate. Our significant accounting policies include:

         Allowance for Doubtful Accounts. We have demonstrated the ability to make reasonable and reliable estimates of allowances for doubtful accounts based on significant historical experience. We have historically included an allowance for doubtful accounts in our financial statements, which we believe is a reasonable estimate of uncollectible accounts. Because estimating our uncollectible accounts requires significant management judgment and that our use of different estimates that we reasonably could have used would have an impact on our reported accounts receivable balance, we believe that the accounting estimate related to our allowance for doubtful accounts is a "critical accounting estimate." Management of the Company has discussed the development and selection of this critical accounting estimate with the audit committee of our board of directors and the audit committee has reviewed the company's disclosure relating to it in this MD&A.

         In preparing our financial statements for the fiscal year ended June 30, 2003, we estimated our allowance for doubtful accounts to be $121.1 thousand, and we reduced our accounts receivable by that amount. Our June 30, 2003 estimate for our allowance for doubtful accounts was approximately $25 thousand more than our estimate for the fiscal year ended June 30, 2002. Our estimate of our allowance for doubtful accounts is based on our significant historical experience with actual write-offs of uncollectible doubtful accounts. In addition to the other considerations discussed above, our estimate of doubtful accounts in future periods may change based on general economic conditions that exist at the time we make our estimate. The increase in the amount of our allowance for doubtful accounts for the fiscal year ended June 30, 2003 was due to the increase in accounts receivable at June 30, 2003 compared to June 30, 2002.

         Deferred Taxes. Estimates of deferred income taxes and the significant items giving rise to the deferred assets and liabilities reflect management's assessment of actual future taxes to be paid on items reflected in the financial statements, giving consideration to both timing and the probability of realization. Actual income taxes could vary from these estimates due to future changes in income tax law or based upon review of our tax returns by the IRS, as well as operating results of the Company that vary significantly from budgets. Because estimating our deferred taxes payable requires significant management judgment and that our use of different estimates that we reasonably could have used would have an impact on our reported deferred tax balances, we believe that the accounting estimate related to our deferred income taxes is a "critical accounting estimate." Management of the Company has discussed the development and selection of this critical accounting estimate with the audit committee of our board of directors and the audit committee has reviewed the company's disclosure relating to it in this MD&A.

         Long-Lived Assets. We assess the recoverability of the carrying value of long-lived assets periodically. If circumstances suggest that long-lived assets may be impaired, and a review indicates that the carrying value will not be recoverable, the carrying value is reduced to its estimated fair value. As of June 30, 2003, the balance sheet includes approximately $800 thousand of goodwill and intangible assets, net, and $550 thousand of fixed assets, net. The Company has concluded that no impairment write-off is necessary. Because estimating the recoverability of the carrying value of long-lived assets requires significant management judgment and that our use of different estimates that we reasonably could have used would have an impact on our reported net long-lived assets, we believe that the accounting estimates related to our impairment testing are "critical accounting estimates." Management of the Company has discussed the development and selection of this critical accounting estimate with the audit committee of our board of directors and the audit committee has reviewed the company's disclosure relating to it in this MD&A.

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

         Collegiate Pacific entered into the catalog and mail-order distribution of sporting goods business only five years ago. The Company generated net income of approximately $1.3 million and $805 thousand for fiscal 2003 and fiscal 2002, respectively.

         Our prospects must be considered in light of the risk, expenses, and difficulties frequently encountered by companies in the marketing industry. To address these risks, we must, among other things:

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

         o we will successfully identify and exploit existing and potential market opportunities.

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

DEPENDENCE ON KEY PERSONNEL

         Our performance is substantially dependent on the skills, experience, and performance of our Chief Executive Officer, Michael J. Blumenfeld, as well as our ability to retain and motivate other officers and key employees, certain of whom would be difficult to replace. The Company does not have an employment agreement with Michael J. Blumenfeld. The Company does not have a "key person" life insurance policy on any of its officers or other employees.

         The loss of services of certain of these executives and personnel could have a material adverse effect on the Company. We cannot assure you that the services of our personnel will continue to be available to us. In addition, we believe that our inability to attract and retain additional qualified employees, as needed, could have a material adverse effect on the Company.

RISKS RELATED TO INTERNATIONAL SUPPLIERS

         A significant amount of our revenues depends upon products purchased from foreign suppliers, which are located primarily in the Far East. In addition, we believe that many of the products we purchase from our domestic suppliers are manufactured overseas.

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

CONTROL BY MAJOR STOCKHOLDER

         Michael J. Blumenfeld, Chairman and Chief Executive Officer of Collegiate Pacific, currently owns 2,170,607 shares or 48% of our common stock, and holds options and a Warrant convertible into 1,639,407 additional shares of the Company's voting Common Stock. If Mr. Blumenfeld were to exercise his outstanding options and Warrants, he would own approximately 62% of our common stock. As a result, Michael J. Blumenfeld has the power to initiate or block corporate actions such as an amendment to the Company's Certificate of Incorporation, the consummation of any merger, or the sale of all or substantially all of the assets of the Company. In addition, Michael J. Blumenfeld may control the election of directors and any other action requiring stockholder approval.

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

         Historically, the weekly trading volume of our common stock has been relatively small. Any material increase in public float could have a significant impact on the price of the common stock. In addition, the stock market has occasionally experienced extreme price and volume fluctuations that often affect market prices for smaller companies. These extreme price and volume fluctuations often are unrelated or disproportionate to the operating performance of the affected companies. Accordingly, the price of the common stock could be affected by such fluctuations.

OUTSTANDING STOCK OPTIONS

         Outstanding options may have an effect on the price of our securities. We currently have 726,600 outstanding options, each to purchase one share of our Common Stock, to key employees, officers, and directors under our 1998 Collegiate Pacific Inc. Stock Option Plan. These outstanding options could have a significant adverse effect on the trading price of our common stock, especially if a significant volume of the options were exercised and the stock issued was immediately sold into the public market.

THE EXERCISE OF OUTSTANDING WARRANTS AND OPTIONS COULD HAVE A DILUTIVE EFFECT

         As of September 22, 2003, there were 726,600 options and 4,028,062 warrants outstanding and held by shareholders and certain third parties to purchase 4,754,662 shares of Common Stock. The options and warrants have exercise prices ranging from $3.88 per share to $9.38 per share. The exercise of warrants or options and the sale of the underlying shares of common stock (or even the potential of such exercise or sale) could have a negative effect on the market price of our common stock, and could have a dilutive impact on other shareholders by decreasing their ownership percentage of the Company's outstanding common stock.

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

POTENTIAL ADVERSE EFFECT OF REDEMPTION OF WARRANTS

         We may redeem each Warrant at $0.05 per Warrant at anytime. Redemption of the Warrants could force the Warrant holders to exercise the Warrants at a time when it may be disadvantageous for the holders to do so or to sell the Warrants at their then current market price when the holders might otherwise wish to hold the Warrants for possible appreciation. Any holders who do not exercise warrants prior to their expiration or redemption, as the case may be, will forfeit the right to purchase the shares of Common Stock underlying the Warrants.

NO ASSURANCES THAT WARRANTS WILL BE EXERCISED

         Our ability to obtain additional equity capital from the exercise of outstanding Warrants is dependent upon whether or not holders of outstanding Warrants exercise their Warrants and we cannot assure you that any additional warrants will be exercised. Further, we cannot assure you that the proposed transaction between Michael J. Blumenfeld and Roth Capital Partners, LLC will ever be consummated. If we do not obtain adequate funds from the exercise of Warrants, we may have to seek additional third party financing to raise additional capital needed to support any future growth.

ITEM 7.   CONSOLIDATED FINANCIAL STATEMENTS.

                                                                                         Page
                                                                                         ----
Index to Consolidated Financial Statements                                                 17
Report of Independent Certified Public Accountants                                         18
Consolidated Balance Sheets as of June 30, 2003 and 2002                                   19
Consolidated Statements of Income for the years ended June 30, 2003
and 2002                                                                                   20
Consolidated Statement of Stockholders' Equity for the years ended
June 30, 2003 and 2002                                                                     21
Consolidated Statements of Cash Flows for the years ended June 30, 2003
and 2002                                                                                   22
Notes to Consolidated Financial Statements                                                 23

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Stockholders and Board of Directors of Collegiate Pacific Inc.

         We have audited the accompanying consolidated balance sheets of Collegiate Pacific Inc. and Subsidiary as of June 30, 2003 and 2002, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Collegiate Pacific Inc. and Subsidiary as of June 30, 2003 and 2002, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

                                                /s/ Grant Thornton LLP

Dallas, Texas
August 15, 2003

                     COLLEGIATE PACIFIC INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2003 AND 2002

                                     ASSETS

                                                                        2003           2002
                                                                     -----------     -----------
Current assets:
     Cash and cash equivalents                                       $   365,713     $   267,362
     Accounts receivable, net of allowance for doubtful accounts
      of $121,139 in 2003 and $96,181 in 2002                          2,702,551       1,990,997
     Inventories                                                       3,691,615       2,984,803
     Prepaid expenses and other current assets                           218,030         149,442
     Current portion of deferred income taxes                            102,171              --
                                                                     -----------     -----------
             Total current assets                                      7,080,080       5,392,604

Property, plant and equipment, net of accumulated depreciation
  of $629,205 in 2003 and $445,635 in 2002                               541,055         502,275
Other assets:
     License agreements, net of accumulated amortization of
        $118,915 in 2003 and $82,759 in 2002                             116,514         152,670
     Goodwill                                                            544,375         544,375
     Deferred income taxes                                               304,646              --
     Other assets, net                                                   238,654         260,798
                                                                     -----------     -----------
         Total assets                                                $ 8,825,324     $ 6,852,722
                                                                     ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                        2003            2002
                                                                    -----------      -----------
Current liabilities:
     Accounts payable                                               $ 1,642,732      $ 1,154,398
     Accrued expenses                                                   205,505          128,648
     Dividends payable                                                  107,704               --
     Income taxes payable                                                54,789               --
     Other current liabilities                                               --            7,553
                                                                    -----------      -----------
             Total current liabilities                                2,010,730        1,290,599

Line of credit                                                          800,000               --
Notes payable to stockholders                                                --          353,063
                                                                    -----------      -----------

             Total liabilities                                        2,810,730        1,643,662

Stockholders' equity:
    Common stock, $.01 par value; authorized 50,000,000 shares,
    Issued: 4,308,169 in 2003 and 4,300,659 in 2002                      43,082           43,007

     Additional paid-in capital                                       6,387,090        6,607,546
     Retained earnings(accumulated deficit)                             201,065         (945,080)
     Treasury shares, at cost: 80,326 shares in 2003 and 59,526
     Shares in 2002                                                    (616,643)        (496,413)
                                                                    -----------      -----------
             Total stockholders' equity                               6,014,594        5,209,060
                                                                    -----------      -----------
         Total liabilities and stockholders' equity                 $ 8,825,324      $ 6,852,722
                                                                    ===========      ===========


        The accompanying notes are an integral part of these consolidated financial statements.

                     COLLEGIATE PACIFIC INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002



                                                                     2003              2002
                                                                 ------------      ------------
Net sales                                                        $ 21,075,893      $ 16,901,125
Cost of sales                                                      13,268,532        10,654,442
                                                                 ------------      ------------

             Gross profit                                           7,807,361         6,246,683

Selling, general and administrative expenses                        6,839,005         5,307,390
                                                                 ------------      ------------

             Operating profit                                         968,356           939,293
                                                                 ------------      ------------

Other income (expense):
     Interest expense                                                 (84,525)         (140,888)
     Interest income                                                    3,200                63
     Miscellaneous                                                     17,186             7,020
                                                                 ------------      ------------

             Total other expense                                      (64,139)         (133,805)
                                                                 ------------      ------------

Income before provision for income taxes                              904,217           805,488

Income tax benefit                                                   (349,632)               --
                                                                 ------------      ------------

             Net income                                          $  1,253,849      $    805,488
                                                                 ============      ============


Weighted average shares of common stock outstanding - basic         4,225,784         4,225,213
                                                                 ============      ============
Weighted average shares of common stock outstanding - diluted       4,669,574         4,669,008
                                                                 ============      ============
Net income per share of common stock - basic                     $       0.30      $       0.19
                                                                 ============      ============
Net income per share of common stock - diluted                   $       0.27      $       0.17
                                                                 ============      ============


        The accompanying notes are an integral part of these consolidated financial statements.

                     COLLEGIATE PACIFIC INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002


                            COMMON STOCK                        RETAINED        TREASURY SHARES
                                                  ADDITIONAL    EARNINGS                                RECEIVABLE
                                                   PAID-IN    (ACCUMULATED                                 FROM
                         SHARES       AMOUNT       CAPITAL      DEFICIT)       SHARES       AMOUNT      STOCKHOLDER      TOTAL
                       -----------  -----------  -----------  ------------   -----------  -----------   -----------   -----------
Balances at July 1,
 2001                    4,264,773  $    42,648  $ 6,452,278   $(1,750,568)       36,226  $  (366,470)  $    (4,995)  $ 4,372,893

Issuance of stock for
 cash                       20,000          200       64,400            --            --           --            --        64,600

Purchase of stock for
 cash                           --           --           --            --        23,300     (129,943)           --      (129,943)

Issuance of stock for
 amendment to license
 agreement                  15,886          159       90,868            --            --           --            --        91,027

Payment of notes
  receivable from
  Stockholder                   --           --           --            --            --           --         4,995         4,995

Net income                      --           --           --       805,488            --           --            --       805,488
                       -----------  -----------  -----------   -----------   -----------  -----------   -----------   -----------
Balances at June 30,
 2002                    4,300,659       43,007    6,607,546      (945,080)       59,526     (496,413)           --     5,209,060

Issuance of stock for
 cash                        7,510           75       36,455            --            --           --            --        36,530

Cash dividends                  --           --     (256,911)     (107,704)           --           --            --      (364,615)

Purchase of stock
for cash                        --           --           --            --        20,800     (120,230)           --      (120,230)

Net income                      --           --           --     1,253,849            --           --            --     1,253,849
                       -----------  -----------  -----------   -----------   -----------  -----------   -----------   -----------
Balances at June 30,
 2003                    4,308,169  $    43,082  $ 6,387,090   $   201,065        80,326  $  (616,643)  $        --   $ 6,014,594
                       ===========  ===========  ===========   ===========   ===========  ===========   ===========   ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     COLLEGIATE PACIFIC INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002

                                                                           2003              2002
                                                                        -----------      -----------
Cash flows from operating activities:
     Net income                                                         $ 1,253,849      $   805,488
     Adjustments to reconcile net income to net cash
       provided by operating activities:
        Depreciation                                                        183,571          187,209
        Amortization                                                         58,300           60,984
        Bad debt expense                                                     78,373           53,116
        Deferred income taxes                                              (406,817)              --
        Change in operating assets and liabilities:
            Accounts receivable                                            (789,927)        (247,034)
            Inventories                                                    (706,812)        (197,634)
            Prepaid expenses and other current assets                       (68,588)          (3,114)
            Other assets, net                                                (7,553)              --
            Accounts payable                                                488,334          212,269
            Accrued expenses                                                 76,857            4,458
            Income taxes payable                                             54,789               --
            Other liabilities                                                    --           (8,591)
                                                                        -----------      -----------
                Net cash provided by operating activities                   214,376          867,151
                                                                        -----------      -----------
Cash flows from investing activities:
     Purchase of property and equipment                                    (222,351)        (166,012)
     Cash received from notes receivable from stockholders                       --            4,995
                                                                        -----------      -----------
                Net cash used in investing activities                      (222,351)        (161,017)
                                                                        -----------      -----------
Cash flow from financing activities:
     Net change in revolving line of credit                                 800,000         (420,000)
     Payments on notes payable to stockholders                             (353,063)        (302,937)
     Payment of dividends                                                  (256,911)              --
     Cash paid for treasury shares                                         (120,230)        (129,943)
     Proceeds from issuance of common stock                                  36,530           64,600
                                                                        -----------      -----------
                Net cash provided by (used in) financing activities         106,326         (788,280)
                                                                        -----------      -----------
                          Increase (decrease) in cash                        98,351          (82,146)
Cash and cash equivalents at beginning of year                              267,362          349,508
                                                                        -----------      -----------
Cash and cash equivalents at end of year                                $   365,713      $   267,362
                                                                        ===========      ===========
Noncash investing and financing activities:
      Common stock issued for amendment to license agreement            $        --      $    91,027
                                                                        ===========      ===========
Cash payments for:
     Income taxes                                                       $        --      $        --
                                                                        ===========      ===========
     Interest                                                           $    84,525      $   162,071
                                                                        ===========      ===========


        The accompanying notes are an integral part of these consolidated financial statements.

                     COLLEGIATE PACIFIC INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002

(1)      GENERAL AND BACKGROUND

         Collegiate Pacific Inc. ("CPI") was incorporated on April 10, 1997 and began business in June 1997. The Company is a Delaware corporation and is primarily engaged in the mail order marketing of professional sports equipment to schools, colleges and other organizations throughout the United States.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

         The consolidated financial statements include the accounts of CPI and its wholly owned subsidiary Kesmil Manufacturing, Inc. ("KM" and, together with CPI, the "Company"). Significant intercompany accounts and transactions have been eliminated.

FINANCIAL INSTRUMENTS AND CREDIT RISK CONCENTRATIONS

         Financial instruments, which are potentially subject to concentrations of credit risk, consist principally of cash, accounts receivable and notes payable. Cash deposits are placed with high credit quality financial institutions to minimize risk. Accounts receivable are unsecured. The fair value of these financial instruments approximate their carrying values due to their short-term nature or their index tied to market rates.

ESTIMATES AND ASSUMPTIONS

         Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could vary from the estimates used in preparing the accompanying financial statements.

CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE

         The Company's accounts receivable are due primarily from customers in the institutional and sporting goods dealer market. Credit is extended based on evaluation of each customer's financial condition and, generally collateral is not required except on credit extension to international customers. Accounts receivable are generally due within 30 days and are stated in amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than contractual payment terms are considered past due. The Company records an allowance on a specific basis by considering a number of factors, including the length of time the trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited against write-offs in the period the payment is received.

                     COLLEGIATE PACIFIC INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002

         Changes in the Company's allowance for uncollectible accounts for the years ended June 30, 2003 and 2002 are as follows:

                                                        Year Ended June 30,
                                                     ------------------------
                                                       2003           2002
                                                     ---------      ---------
         Beginning balance                           $  96,181      $  87,187
         Bad debt expense                               78,373         53,116
         Accounts written off, net of recoveries       (53,514)       (44,122)
                                                     ---------      ---------
         Ending balance                              $ 121,139      $  96,181
                                                     =========      =========

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

GOODWILL

         Goodwill represents the excess of the purchase price paid and liabilities assumed over the estimated fair market value of assets acquired. Goodwill is tested for impairment annually and whenever there is an impairment indicator. Impairment will be recognized if the fair value of goodwill is less than the carrying amount of the goodwill.

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

VALUATION OF LONG-LIVED ASSETS

         The Company periodically evaluates the carrying value of depreciable and amortizable long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If the total of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized based on the amount by which the carrying value exceeds the asset's fair value.

STOCK BASED COMPENSATION

         At June 30, 2003, the Company has a stock-based employee compensation plan, which is described more fully in Note 9. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. No stock-based compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market price of the underlying common stock on the date of grant. The following table illustrates the effect on net income

                     COLLEGIATE PACIFIC INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002

and income per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") SFAS No. 123, "Accounting for Stock-based Compensation," to stock-based employee compensation.

                                                        Year Ended June 30,
                                                  --------------------------------
                                                      2003               2002
                                                  -------------      -------------
Net income, as reported                           $   1,253,849      $     805,488
Stock based compensation expense recorded         $          --      $          --
Deduct:  Total stock-based employee
  compensation expense determined using
  the fair value based method for all awards,
  net of related tax effects                         (1,109,690)           (98,325)
                                                  -------------      -------------
Pro forma income                                  $     144,159      $     707,163
                                                  =============      =============

Income per share:
   Basic - as reported                            $        0.30      $        0.19

   Basic - pro forma                              $        0.03      $        0.17

   Diluted - as reported                          $        0.27      $        0.17

   Diluted - pro forma                            $        0.03      $        0.15

INCOME TAXES

         The Company utilizes the asset and liability approach in its reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

ADVERTISING

         Advertising expenses for the fiscal years ended June 30, 2003 and 2002 were approximately $1.8 million and $1.3 million, respectively. No advertising costs were capitalized at June 30, 2003 or 2002.

INCOME PER SHARE

         Basic income per common share is computed by dividing the net income by the weighted average number of shares of common stock outstanding. Diluted income per share is computed based on weighted average number of shares outstanding increased by the effect of stock options and warrants when dilutive.

REVENUE RECOGNITION

         The Company recognizes revenue upon its shipment of inventory to customers. A provision is made for returns, which are based upon historical rates of return experienced by the Company.

                     COLLEGIATE PACIFIC INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002

SHIPPING AND HANDLING COSTS

         Shipping and handling costs are included in cost of sales.

(3)      INVENTORIES

Inventories consist of the following:

                                                           June 30,
                                                   -------------------------
                                                      2003           2002
                                                   ----------     ----------
Raw materials                                      $  310,871     $  232,064
Work in progress                                       83,229         42,587
Finished goods                                      3,297,515      2,710,152
                                                   ----------     ----------
                                                   $3,691,615     $2,984,803
                                                   ==========     ==========

(4)      PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                           June 30,
                                                  ----------------------------
                                                     2003             2002
                                                  -----------      -----------
         Fixtures and equipment                   $   796,203      $   597,763
         Manufacturing equipment                      374,057          350,147
                                                  -----------      -----------
                 Total property and equipment       1,170,260          947,910
         Less accumulated depreciation               (629,205)        (445,635)
                                                  -----------      -----------
                 Property and equipment, net      $   541,055      $   502,275
                                                  ===========      ===========

(5)      INTANGIBLE ASSETS

Intangible assets consist of the following:

                                                                              June 30,
                                                  ---------------------------------------------------------------
                                                              2003                              2002
                                                  -----------------------------     -----------------------------
                                                     Gross                            Gross
                                                    carrying       Accumulated       carrying        Accumulated
        Amortizable intangible assets                value         Amortization        value         amortization
                                                  ------------     ------------     ------------     ------------
     License agreements                           $    235,429     $    118,915     $    235,429     $     82,759
     Trademarks                                        330,642          108,090          330,642           86,048
                                                  ------------     ------------     ------------     ------------
Total amortizable intangible assets               $    566,071     $    227,005     $    566,071     $    168,807
                                                  ============     ============     ============     ============

Intangible assets not subject to amortization
     Goodwill                                     $    544,375     $         --     $    544,375     $         --
                                                  ============     ============     ============     ============

Amortization expense related to intangible assets totaled approximately $58 thousand and $61 thousand during the years ended June 30, 2003 and 2002, respectively. The aggregate estimated amortization expense for intangible assets for each of the fiscal years ending June 30 is as follows:

                     COLLEGIATE PACIFIC INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002

                           Year ended
                            June 30,
                          -----------
                               2004            $ 49,066
                               2005              49,066
                               2006              32,171
                               2007              31,146
                               2008              31,146

(6)      LINE OF CREDIT

         On August 22, 2002, the Company and Bank of America, N.A. agreed to amend the terms of the Company's existing revolving line of credit (the "Line of Credit") by increasing the line from $2.5 million to $5.0 million and extending the term of the facility to July 15, 2004. The Line of Credit allows the Company to borrow up to 85% of its eligible accounts receivable and up to 40% of its eligible inventories. This facility includes a provision for letters of credit. At the Company's option, borrowings under the Line of Credit bear interest at the prevailing prime rate plus 0.5% (4.75% at June 30, 2003) or LIBOR plus 3%. As of June 30, 2003, approximately $800 thousand was outstanding under the Line of Credit, leaving the Company with approximately $2.8 million of additional availability under the terms of the borrowing base formula of the Line of Credit. Approximately $2.5 million was available at June 30, 2002. The Line of Credit contains customary covenants and the Company must maintain certain financial ratios pertaining to its net worth and ratio of debt to net worth. The Company is currently in compliance with all financial covenants and management does not believe that the financial covenants set forth in the Line of Credit will have an adverse impact on its operations or future plans.

(7)      FEDERAL INCOME TAXES

         The temporary differences that give rise to the deferred tax assets or liabilities are as follows:

                                              June 30,
                                      ------------------------
                                        2003            2002
                                      ---------      ---------
Deferred tax assets
  Accounts receivable                 $  44,821      $  32,702
  Inventories                            26,236         23,807
  Net operating loss carryforward       361,842        383,782
  Other                                   2,379          1,496
                                      ---------      ---------
Total deferred tax assets               435,278        441,787
Deferred tax liabilities
  Property and equipment                (25,491)       (21,867)
  Intangible assets                      (2,970)            --
                                      ---------      ---------
Total deferred tax liabilities          (28,461)       (21,867)
                                      ---------      ---------
Net deferred taxes                      406,817        419,920
Valuation allowance                          --       (419,920)
                                      ---------      ---------
  Net deferred tax assets             $ 406,817      $      --
                                      =========      =========

         Based on the Company's operating results and projections of future taxable income, management has determined that it is more likely than not the Company will realize its deferred tax assets.

                     COLLEGIATE PACIFIC INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002

         Accordingly, at June 30, 2003, the Company eliminated the valuation allowance on its net deferred tax assets.

      Deferred tax assets and liabilities included in the balance sheet are as follows:

                                          June 30,
                                  -------------------------
                                     2003           2002
                                  ----------     ----------
Current deferred tax asset        $  102,171     $       --
Noncurrent deferred tax asset        304,646             --
                                  ----------     ----------
                                  $  406,817     $       --
                                  ==========     ==========

         The provision for income taxes consists of the following:

                                     Year ended June 30,
                                 --------------------------
                                    2003            2002
                                 ----------      ----------
Federal
   Current                       $   40,080      $       --
   Deferred                        (373,832)             --
State
   Current                           17,105              --
   Deferred                         (32,985)             --
                                 ----------      ----------
                                  $(349,632)     $       --
                                 ==========      ==========

         Following is a reconciliation of income taxes at the Federal statutory rate to income tax expense:

                                                              Year ended  June 30,
                                                            ------------------------
                                                              2003            2002
                                                            ---------      ---------
Tax expense at the Federal statutory rate                   $ 307,433      $ 273,866
Change in valuation allowance                                (419,920)      (309,425)
Increase in available net operating loss carry-forwards      (259,237)            --
Other                                                           4,987         11,636
State income taxes                                             17,105         23,923
                                                            ---------      ---------
Income tax expense (benefit)                                $(349,632)     $      --
                                                            =========      =========

         At June 30, 2003, the Company had net operating loss carry-forwards, which related to pre-1998 operations of the former Drug Screening Systems, Inc. ("DSSI"), the predecessor to the Company. Because of the ownership change rules of the Internal Revenue Code (the "Code"), the Company's ability to use the DSSI net operating loss carryforwards are limited to approximately $1 million, in accordance with the provisions of the Code, and expire in 2011. The increase in available net operating loss carry-forwards relates to the DSSI net operating loss carry-forwards.

                     COLLEGIATE PACIFIC INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002

(8)      RELATED PARTY TRANSACTIONS

         During each of the fiscal years ended June 30, 2003 and 2002, the Company paid the majority stockholder of the Company approximately $5 and $86 thousand, respectively, in interest on notes payable assumed in conjunction with the purchase of KM. The Company repaid the note payable to the majority stockholder in full in August 2002.

(9)      STOCK OPTIONS AND WARRANTS

         On December 11, 1998, the Company's stockholders approved a new stock option plan, (the "1998 Collegiate Pacific Inc. Stock Option Plan"). This plan authorized the Company's Board of Directors to grant employees, directors and consultants of the Company up to an aggregate of 400,000 shares of the Company's common stock, $0.01 par value per share. The options vest in full upon the employee's one-year anniversary date of employment with the Company or the award date if the employee has been employed for at least one year on the grant date. The number of shares available under the 1998 Collegiate Pacific Inc. Stock Option Plan was increased to 1,000,000 upon approval by the Company's stockholders on March 20, 2001.

         A summary of the Company's employee and director option activity for the fiscal years ended June 30, 2003 and 2002 is as follows:

                                                    Weighted
                                                    Average
                                                    Exercise
                                     Options         Price
                                   ----------      ----------
Outstanding at July 1, 2001           514,200            5.16

        Granted                        15,000            4.11

        Exercised                     (20,000)           3.23

        Forfeited or cancelled        (11,000)           7.26
                                   ----------

Outstanding at June 30, 2002          498,200            5.16

        Granted                       292,200            5.46

        Exercised                      (7,500)           4.86


        Forfeited or cancelled        (10,000)           7.57
                                   ----------

Outstanding at June 30, 2003          772,900      $     5.25
                                   ==========      ==========

Exercisable at June 30, 2002          456,200      $     5.13
                                   ==========      ==========

Exercisable at June 30, 2003          769,900      $     5.24
                                   ==========      ==========

                     COLLEGIATE PACIFIC INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002

         The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected volatility of 100% for fiscal 2003, and 121% for fiscal 2002; risk-free interest rates of 3.10% for fiscal 2003, and 4.76% for fiscal 2002; dividend yield of 2.0% to 0% for fiscal 2003 and fiscal 2002, respectively, and expected lives of five years.

The weighted average fair value of options granted in fiscal 2003 and 2002 was $3.80 and $3.45 per share, respectively.

         The following table summarizes additional information about stock options at June 30, 2003:

                                        Outstanding                              Exercisable
                         -------------------------------------------     ---------------------------
                                          Weighted
                                          Average
                                         Remaining        Weighted                        Weighted
                                        Contractual        Average                        Average
                                            Life           Exercise                       Exercise
   Exercise price           Shares       (In Years)         Price           Shares          Price
--------------------     -----------    ------------     -----------     -----------     -----------
          $3.88-4.81         266,700         7.8         $      3.90         266,700     $      3.90
          $4.90-6.13         474,700         8.6         $      5.73         471,700     $      5.73
               $9.38          31,500         5.7         $      9.38          31,500     $      9.38
                         -----------                                     -----------
                             772,900                                         769,900
                         ===========                                     ===========

         On May 26, 2000, each record holder of our common stock received a special dividend from the Company of one warrant for each share of common stock owned by the record holder. The Company issued the warrants pursuant to a warrant agreement between the Company and Continental Stock Transfer and Trust Company, Inc. Each warrant entitles the holder to purchase from the Company, for cash, one share of common stock at $5.00 per share. The total number of warrants issued was 4,244,607. The number of shares purchasable upon exercise of each warrant and price per share may be adjusted under certain conditions. Holders may exercise the warrants at any time on or before May 26, 2005, unless extended by the Company. The warrants are callable and cancelable at anytime by the Company at a cancellation price of $0.05 per share of common stock purchasable upon exercise of the warrants. If the Company calls the warrants for cancellation, holders may exercise the warrants at any time prior to the close of business on the business day preceding the date fixed for cancellation. At June 30, 2003, 10 warrants had been exercised.

(10)     LEASES

         The Company leases office and warehouse facilities located in Dallas, Texas and Memphis, Tennessee under the terms of operating leases, which expire at various dates through 2008. Rent expense approximated $339 thousand for the fiscal year ended June 30, 2003, and $269 thousand for the fiscal year ended June 30, 2002.

                     COLLEGIATE PACIFIC INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002

         Future minimum lease commitments on all operating leases with terms in excess of one year are as follows:

                    Year ended
                     June 30,
                    ----------
                       2004              $   357,996
                       2005                  352,452
                       2006                  341,364
                       2007                  341,364
                       2008                  115,788
                                         -----------
                                         $ 1,508,964
                                         ===========

(11)     INCOME PER SHARE

         Summarized basic and diluted income per common share for the years ended June 30, 2003 and 2002 are as follows:

                               Year Ended June 30, 2003                      Year Ended June 30, 2002
                       ----------------------------------------      ----------------------------------------
                          Net                        Per share          Net                        Per share
                         income         Shares         amount          income         Shares         amount
                       ----------     ----------     ----------      ----------     ----------     ----------
Basic income
 per share             $1,253,849      4,225,784     $     0.30      $  805,488      4,225,213     $     0.19
Effect of dilutive
options
and warrants                   --        443,790          (0.03)             --        443,795          (0.02)
                       ----------     ----------     ----------      ----------     ----------     ----------
Diluted income
 per share             $1,253,849      4,669,574     $     0.27      $  805,488      4,669,008     $     0.17
                       ==========     ==========     ==========      ==========     ==========     ==========

For fiscal 2003 and 2002, stock options and warrants covering 274,875 and 2,430,229 shares, respectively, were excluded in the computations of diluted income per share because their effect was antidilutive.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             None.

ITEM 8A.     CONTROLS AND PROCEDURES.

               Based upon their evaluation of the Company's disclosure controls and procedures, the Company's Chief Executive Officer and Chief Financial Officer believe the Company's disclosure controls and procedures (as defined in Section 240.13a-15(e) or Section 240.15d-15(e) of the General Rules and Regulations of the Securities Exchange Act of 1934) are effective as of June 30, 2003.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CENTRAL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT; CODE OF ETHICS.

             The information set forth under the heading "Director Information" and "Information Concerning Executive Officers" of the definitive proxy statement for our fiscal 2004 Annual Meeting of Shareholders is incorporated by reference in this Form 10-KSB Annual Report.

ITEM 10.     EXECUTIVE COMPENSATION.

             The information set forth under the heading "Executive Compensation" of the definitive proxy statement for our fiscal 2004 Annual Meeting of Shareholders is incorporated by reference in this Form 10-KSB Annual Report.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

             The information set forth under the heading "Stock Ownership" and "Stock Options" of the definitive proxy statement for our fiscal 2004 Annual Meeting of Shareholders is incorporated by reference in this Form 10-KSB Annual Report.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

             The information set forth under the heading "Other Director and Executive Officer Information" of the definitive proxy statement for our fiscal 2004 Annual Meeting of Shareholders is incorporated by reference in this Form 10-KSB Annual Report.

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

3.2      By-Laws of the company.(3)

3.3 Certificate of Amendment to Certificate of Incorporation of the company filed on January 18, 2000.(4)

4.1 Specimen Certificate of Common Stock, $0.01, par value, of the company.(3)

4.2      Specimen Common Stock Purchase Warrant.(4)

10.1 Lease dated July 1, 1997 between the company, as tenant, and Post-Valwood, Inc., as landlord.(5)

10.2 Exclusive Distribution Agreement dated February 24, 1998, between the company and Equipmart, Inc.(5)

10.3 Exclusive Distribution Agreement dated March 7, 1998, between the company and FunNets, Inc.(5)

10.4 Exclusive Distribution Agreement dated March 21, 1998, between the company and Pro Gym Equipment, Inc.(5)

10.5     1998 Collegiate Pacific Inc. Stock Option Plan.(2)

10.6 Revolving Line of Credit Agreement dated December 26, 2001, by and between Bank of America, N.A. and the company.(6)

10.7 Warrant Agreement dated as of May 26, 2000, between the company and Continental Stock Transfer & Trust Company, as Warrant Agent, with the form of Common Stock purchase warrant attached.(4)

10.8 Stock Purchase Agreement dated September 7, 2000, by and between the company and Michael J. Blumenfeld.(7)

10.9     First Amendment to Stock Option Plan. (8)

10.10 First Amendment to Revolving Line of Credit dated July 15, 2002, by and between Bank of America, N.A. and the company.(9)

10.11 Second Amendment to Revolving Line of Credit dated August 22, 2002, by and between Bank of America, N.A. and the company.(9)

14.      Code of Ethics*

21.      Subsidiaries of the company*

23.      Consent of Grant Thornton LLP*

31.1     Section 302 Certification of Principal Executive Officer*

31.2     Section 302 Certification of Principal Financial Officer*

32.      Section 906 Certifications of Principal Executive and Financial
         Officers**

----------

*     Filed herewith

**    Furnished herewith

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

(5) Previously filed as an exhibit to the company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998.

(6) Previously filed as an exhibit to the company's Annual Report on Form 10-QSB for the fiscal quarter ended December 31, 2001.

(7) Previously filed as an exhibit to the company's Report on Form 8-K filed on September 21, 2000.

(8) Previously filed as an exhibit to the company's Registration Statement on Form SB-2 (No. 333-34294) dated April 30, 2001.

(9) Previously filed as an exhibit to the Company's Annual Report on Form 10-KB for the fiscal year ended June 30, 2003.

B.       Reports on Form 8-K.

         None.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         AUDIT FEES

         Audit fees billed by Grant Thornton LLP for the review and audit of the Company's annual financial statements included in the Company's annual report on Form 10-KSB for the fiscal years ended June 30, 2003, and June 30, 2002, and Grant Thornton LLP's review of the Company's interim financial statements included in the Company's Quarterly Reports on Form 10-QSB during the fiscal years ended June 30, 2003, and June 30, 2002, totaled approximately $32 thousand for fiscal 2003 and $37 thousand for fiscal 2002.

         AUDIT RELATED FEES

         The aggregate fees billed by Grant Thornton LLP for assurance and related services that were reasonably related to the performance of the audit or review of Collegiate Pacific's financial statements and that were not included under the heading "Audit Fees" above totaled approximately $2 thousand for fiscal 2003 and $7 thousand for fiscal 2002.

         TAX FEES

         The aggregate fees billed by Grant Thornton LLP for professional services rendered for tax compliance, tax advice, and tax planning were approximately $13 thousand for fiscal 2003 and $15 thousand for fiscal 2002 and consisted primarily of preparing the Company's Federal and state income tax returns for such periods.

         ALL OTHER FEES

         Grant Thornton LLP did not bill for any products or services other than the services reported under the headings "Audit Fees," "Audit-Related Fees," and "Tax Fees" above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         COLLEGIATE PACIFIC INC.

September 29, 2003                              By: /s/ Michael J. Blumenfeld
                                                    ----------------------------
                                                        Michael J. Blumenfeld,
                                                        Chairman of the Board
                                                        and Chief Executive
                                                        Officer (Principal
                                                        Executive Officer)

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 29, 2003.

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

3.2      By-Laws of the company.(3)

3.3 Certificate of Amendment to Certificate of Incorporation of the company filed on January 18, 2000.(4)

4.1 Specimen Certificate of Common Stock, $0.01, par value, of the company.(3)

4.2      Specimen Common Stock Purchase Warrant.(4)

10.1 Lease dated July 1, 1997 between the company, as tenant, and Post-Valwood, Inc., as landlord.(5)

10.2 Exclusive Distribution Agreement dated February 24, 1998, between the company and Equipmart, Inc.(5)

10.3 Exclusive Distribution Agreement dated March 7, 1998, between the company and FunNets, Inc.(5)

10.4 Exclusive Distribution Agreement dated March 21, 1998, between the company and Pro Gym Equipment, Inc.(5)

10.5     1998 Collegiate Pacific Inc. Stock Option Plan.(2)

10.6 Revolving Line of Credit Agreement dated December 26, 2001 by and between Bank of America, N.A. and the company.(6)

10.7 Warrant Agreement dated as of May 26, 2000, between the company and Continental Stock Transfer & Trust Company, as Warrant Agent, with the form of Common Stock purchase warrant attached.(4)

10.8 Stock Purchase Agreement dated September 7, 2000, by and between the company and Michael J. Blumenfeld.(7)

10.9     First Amendment to Stock Option Plan.(8)

10.10 First Amendment to Revolving Line of Credit dated July 15, 2002, by and between Bank of American, N.A. and the company.(9)

10.11 Second Amendment to Revolving Line of Credit dated August 22, 2002, by and between Bank of America, N.A. and the company.(9)

14.      Code of Ethics.*

21.      Subsidiaries of the Company.*

23.      Consent of Grant Thornton LLP*

31.1     Section 302 Certification of Principal Executive Officer.*

31.2     Section 302 Certification of Principal Financial Officer.*

32.      Section 906 Certifications of Principal Executive and Principal
         Financial Officers.**

----------

*     Filed herewith

**    Furnished herewith

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

(5) Previously filed as an exhibit to the company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998.

(6) Previously filed as an exhibit to the company's Annual Report on Form 10-QSB for the quarter ended December 31, 2001.

(7) Previously filed as an exhibit to the company's Report on Form 8-K filed on September 21, 2000.

(8) Previously filed as an exhibit to the company's Registration Statement on Form SB-2 (No. 333-34294) dated April 30, 2001.

(9) Previously filed as an exhibit to the company's Annual Report on form 10-KSB for the fiscal period ended June 30, 2003.