Form 10KSB/A
period 2003-06-30
COLLEGIATE PACIFIC INC
filed 2003-10-28
CIK 828747

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------


                           FORM 10-KSB/AMENDMENT No. 1
                                -----------------


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

                                 --------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE


           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          Common Stock, $0.01 par value
                        Warrants to Acquire Common Stock


                                 --------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]


Issuer's revenues for the fiscal year ended June 30, 2003 were $21,075,893.


The aggregate market value of voting stock held by non-affiliates of the registrant is approximately $22,900,000. This amount was calculated by reducing the total number of shares of voting common stock held by officers, directors, and shareholders owning in excess of 10% of the issuer's common stock, and multiplying the remainder by the closing price for the registrant's common stock on October 24, 2003, as reported on the American Stock Exchange. The information provided shall in no way be construed as an admission that any officer, director, or more than 10% shareholder of the registrant may be deemed an affiliate of the registrant or that such person is the beneficial owner of the shares reported as being held by such person, and any such inference is hereby disclaimed.



On October 24, 2003, there were 5,689,764 shares of the issuer's common stock, $0.01 par value, outstanding, and 2,920,003 common stock purchase warrants to acquire shares of the issuer's common stock outstanding.


Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                             COLLEGIATE PACIFIC INC.

                                  FORM 10-KSB/A

                         FISCAL YEAR ENDED JUNE 30, 2003

                                TABLE OF CONTENTS


                                                                                        PAGE
                                                                                        ----
PART I

Item 1.     Description of Business.                                                      1

Item 2.     Description of Property.                                                      4

Item 3.     Legal Proceedings.                                                            4

Item 4.     Submission of Matters to a Vote of Security Holders.                          4

PART II

Item 5.     Market for Common Equity and Related Stockholder Matters.                     5

Item 6.     Management's Discussion and Analysis of Financial Condition and Results of    6
            Operations.

Item 7.     Consolidated Financial Statements.                                           15

Item 8.     Changes in and Disagreements With Accountants on Accounting and Financial
            Disclosure.                                                                  30

Item 8A.    Controls and Procedures.                                                     30

PART III

Item 9.     Directors and Executive Officers of the Registrant.                          31

Item 10.    Executive Compensation.                                                      36

Item 11.    Security Ownership of Certain Beneficial Owners and Management               38
            and Related Stockholder Matters.

Item 12.    Certain Relationships and Related Transactions.                              39

Item 13.    Exhibits, List and Reports on Form 8-K.                                      40

Item 14.    Principal Accountant Fees and Services.                                      42

SIGNATURES                                                                               43

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


         On February 17, 1998, we recommenced business operations by engaging in the catalog and mail order distribution of sports equipment. This change in our business was accomplished through the following steps:

         - The Company sold a controlling interest in the Company, which consisted of 2,000,000 shares of our common stock, to Michael J. Blumenfeld and Adam Blumenfeld. The price of the shares was $1.00 per share, which was the average of the bid and ask price of the common stock on August 18, 1997, the date of the Stock Purchase Agreement, or a total price of $2 million. Michael J. Blumenfeld purchased 1,960,000 shares and Adam Blumenfeld purchased 40,000 shares;

         - Michael J. Blumenfeld sold all of the assets, including the corporate name of Collegiate Pacific Inc. f/k/a Nitro Sports Inc., a Texas corporation, to the Company, at cost. Michael J. Blumenfeld formed that company in 1997 to engage in the catalog and mail order distribution of sports equipment; and

         - The Company changed its name to Collegiate Pacific Inc. at that time.

We then entered into exclusive distribution agreements with the following companies:

         - Equipmart, Inc., a manufacturer of rollers and component parts for the tennis industry, on February 24, 1998;

         - FunNets, Inc., a manufacturer of plastic frames and nets used as soccer goals and other related purposes, on March 7, 1998; and

         - Edwards Sports Products Limited, a manufacturer of tennis nets and court equipment, on February 7, 2000.

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

         We derive a significant portion of our revenues from the sale of products purchased directly from suppliers in the Far East. Accordingly, we are subject to the risks of this international component that may affect our ability to deliver products in a timely and competitive manner. These risks include:

         -     shipment delays;

         -     fluctuation in exchange rates;

         -     increase in import duties;

         -     changes in customs regulations;

         -     adverse economic conditions in foreign countries; and

         -     political turmoil.

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

     COMMON STOCK        FISCAL 2003   FISCAL 2002
-----------------------  ------------  ------------
    CALENDAR PERIOD       LOW    HIGH   LOW   HIGH
-----------------------  -----  -----  -----  -----
July 1 - September 30    $4.70  $6.15  $3.88  $5.65
October 1 - December 31   5.75   6.35   4.90   5.93
January 1 - March 31      4.15   5.92   5.00   7.12
April 1 - June 30         4.56   6.65   4.70   7.50

        WARRANTS         FISCAL 2003   FISCAL 2002
-----------------------  ------------  -----------
    CALENDAR PERIOD       LOW   HIGH    LOW   HIGH
-----------------------  -----  -----  -----  -----
July 1 - September 30    $1.10  $1.75  $0.83  $0.83
October 1 - December 31   1.00   1.80   0.90   1.25
January 1 - March 31      0.65   1.29   1.00   2.65
April 1 - June 30         0.65   1.80   1.05   2.81

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BACKGROUND

         Collegiate Pacific Inc. ("we," "us," "our," or the "Company") is in the mail order marketing of sports equipment business. We manufacture and distribute our products primarily to institutional customers located throughout the United States. Our principal customers include country clubs, schools, YMCAs, YWCAs and similar recreational organizations, municipal recreation departments, and other governmental agencies. We offer a broad line of sporting equipment and other recreational products, as well as provide after-sale customer service. We currently market about 3,200 sports and recreational related equipment and products to over 200,000 potential institutional, retail, Internet, and sporting good dealer type customers. Since commencing operations in early 1998, we have sold our products to approximately 35,000 customers. References herein to "fiscal 2002," "fiscal 2003" and "fiscal 2004" refer to our fiscal years ended or ending, as the case may be, June 30, 2002, 2003, and 2004, respectively.


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

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the fiscal year ended June 30, 2003, increased by approximately $1.5 million, or approximately 29%, compared to the same period in 2002. As a percentage of net sales, selling, general and administrative expenses increased to approximately 32.4% from 31.4% for fiscal 2002. In anticipation of achieving an increase in net sales, the Company increased selling, general and administrative expenses as follows:

         - we hired additional personnel hired to manage our increase in net sales, which increased our salary and personnel related costs by approximately $516 thousand;

         - we mailed additional catalogs to existing and new customers, as well as an increased our distribution of fliers and promotional literature, which increased our advertising and trade show expenses by approximately $504 thousand;

         - we increased our property, casualty, and liability insurance coverage, which increased our overall cost of insurance by approximately $70 thousand; and

         - we leased additional warehouse space to support our increase in sales, which increased our rent and common ground maintenance expenses by approximately $143 thousand.

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


         Since June 30, 2003, the Company has received approximately $6.3 million from the exercise of approximately 1,324,604 of the approximately 4,200,000 outstanding warrants that were issued as a dividend to all stockholders of record on May 26, 2000. The per share exercise price of the warrants is $5.00 per share and the warrants expire on May 26, 2005. If the remaining 2,920,003 warrants were exercised, the Company would receive approximately $14.6 million from the exercise of those warrants. No assurances, however, can be made that any additional warrants will be exercised.



         On October 7, 2003, the Company announced that Michael J. Blumenfeld, the Company's Chief Executive Officer, completed an offering on a firm commitment basis directly to Roth Capital Partners, LLC, of 1,000,000 Warrants held by Mr. Blumenfeld at a per warrant price of $1.95. Under the terms of the offering, Roth Capital immediately exercised the Warrants and the Company issued 1,000,000 shares of Common Stock directly to Roth Capital. Roth Capital sold these shares to institutional investors at a price of $6.95 per share. The Company received $5,000,000, before commissions and expenses, from the exercise of the Warrants. The Company paid a commission to Roth Capital of $450,000 in connection with the sale of the Warrants in the offering and the issuance to Roth Capital of the shares of Common Stock upon Roth Capital's exercise of the Warrants. The Company intends to use the net proceeds it received from the exercise of the Warrants for working capital and general corporate purposes, as well as to finance any strategic acquisitions the Company may decide to pursue.






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

         Our prospects must be considered in light of the risk, expenses, and difficulties frequently encountered by companies in the marketing industry. To address these risks, we must, among other things:

         - effectively develop new relationships and maintain existing relationships with our suppliers, advertisers and customers;

         -     provide products at competitive prices;

         -     respond to competitive developments; and

         -     attract, retain, and motivate qualified personnel.

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

         We compete principally in the institutional market with local sporting goods dealers and other direct mail companies. Most of our direct mail competitors have:

         -     substantially greater financial resources;

         -     a larger customer base; and

         -     greater name recognition within the industry.

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

MANAGING POTENTIAL GROWTH

         We experienced a period of significant growth and our continued expansion may significantly strain our management, financial, and other resources. We believe that improvements in management and operational controls, and operations, financial and management information systems could be needed to manage future growth. We cannot assure you that:

         - these resources will be available or in a cost-effective form to the Company which will allow it to sustain growth at the same levels;

         - our current personnel, systems, procedures, and controls will be adequate to support our future operations;

         - we will identify, hire, train, motivate or manage required personnel; or

         - we will successfully identify and exploit existing and potential market opportunities.

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

         Accordingly, we are subject to the risks of international business, including:

         -     shipment delays;

         -     fluctuation in exchange rates;

         -     increases in import duties;

         -     changes in customs regulations;

         -     adverse economic conditions in foreign countries; and

         -     political turmoil.

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

RELIANCE ON THIRD PARTY CARRIERS


         Our operations depend upon third party carriers to deliver our catalogs and products to our customers. We ship our products using common carriers, primarily UPS. The operations of such carriers are outside the Company's control. Accordingly, our business reputation and operations are subject to many risks, including:

         -     shipment delays caused by such carriers;

         -     labor strikes by the employees of such carriers;

         -     increases in delivery cost, postage rate increase; and

         -     other adverse economic conditions.

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




VOLATILITY OF STOCK PRICE

         The price of our common stock is determined in the marketplace and may be influenced by many factors, including:

         -     the depth and liquidity of the market for our common stock;

         - investor perception of the Company and the industry within which it competes;

         -     quarterly variations in operating results; and

         -     general economic and market conditions.

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

OUTSTANDING STOCK OPTIONS


         Outstanding options may have an effect on the price of our securities. We currently have 714,900 outstanding options, each to purchase one share of our Common Stock, to key employees, officers, and directors under our 1998 Collegiate Pacific Inc. Stock Option Plan. These outstanding options could have a significant adverse effect on the trading price of our common stock, especially if a significant volume of the options was exercised and the stock issued were immediately sold into the public market.

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

ITEM 7.   CONSOLIDATED FINANCIAL STATEMENTS.


                                                                         Page
                                                                         ----
Index to Consolidated Financial Statements                                15
Report of Independent Certified Public Accountants                        16
Consolidated Balance Sheets as of June 30, 2003 and 2002                  17
Consolidated Statements of Income for the years ended June 30, 2003
and 2002                                                                  18
Consolidated Statement of Stockholders' Equity for the years ended
June 30, 2003 and 2002                                                    19
Consolidated Statements of Cash Flows for the years ended June 30, 2003
and 2002                                                                  20
Notes to Consolidated Financial Statements                                21

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

                                            /s/ Grant Thornton LLP

Dallas, Texas
August 15, 2003

                     COLLEGIATE PACIFIC INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2003 AND 2002



                                                                       2003         2002
                                                                    ----------   ----------
                           ASSETS
Current assets:
     Cash and cash equivalents                                      $  365,713   $  267,362
     Accounts receivable, net of allowance for doubtful accounts
      of $121,139 in 2003 and $96,181 in 2002                        2,702,551    1,990,997
     Inventories                                                     3,691,615    2,984,803
     Prepaid expenses and other current assets                         218,030      149,442
     Current portion of deferred income taxes                          102,171           --
                                                                    ----------   ----------
         Total current assets                                        7,080,080    5,392,604

Property, plant and equipment, net of accumulated depreciation
  of $629,205 in 2003 and $445,635 in 2002                             541,055      502,275
Other assets:
     License agreements, net of accumulated amortization of
        $118,915 in 2003 and $82,759 in 2002                           116,514      152,670
     Goodwill                                                          544,375      544,375
     Deferred income taxes                                             304,646           --
     Other assets, net                                                 238,654      260,798
                                                                    ----------   ----------

         Total assets                                               $8,825,324   $6,852,722
                                                                    ==========   ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                               $1,642,732   $1,154,398
     Accrued expenses                                                  205,505      128,648
     Dividends payable                                                 107,704           --
     Income taxes payable                                               54,789           --
     Other current liabilities                                              --        7,553
                                                                    ----------   ----------
         Total current liabilities                                   2,010,730    1,290,599

Line of credit                                                         800,000           --
Notes payable to stockholders                                               --      353,063
                                                                    ----------  -----------

         Total liabilities                                           2,810,730    1,643,662

Stockholders' equity:
    Common stock, $.01 par value; authorized 50,000,000 shares,
    Issued: 4,308,169 in 2003 and 4,300,659 in 2002                     43,082       43,007
     Additional paid-in capital                                      6,387,090    6,607,546
     Retained earnings(accumulated deficit)                            201,065     (945,080)
     Treasury shares, at cost: 80,326 shares in 2003 and 59,526
     Shares in 2002                                                   (616,643)    (496,413)
                                                                    ----------   ----------
         Total stockholders' equity                                  6,014,594    5,209,060
                                                                    ----------   ----------
         Total liabilities and stockholders' equity                 $8,825,324   $6,852,722
                                                                    ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                     COLLEGIATE PACIFIC INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002

                                                                   2003           2002
                                                                -----------   -----------
Net sales                                                       $21,075,893   $16,901,125
Cost of sales                                                    13,268,532    10,654,442
                                                                -----------   -----------

             Gross profit                                         7,807,361     6,246,683

Selling, general and administrative expenses                      6,839,005     5,307,390
                                                                -----------   -----------

             Operating profit                                       968,356       939,293
                                                                -----------   -----------

Other income (expense):
     Interest expense                                               (84,525)     (140,888)
     Interest income                                                  3,200            63
     Miscellaneous                                                   17,186         7,020
                                                                -----------   -----------

             Total other expense                                    (64,139)     (133,805)
                                                                -----------   -----------

Income before provision for income taxes                            904,217       805,488

Income tax benefit                                                 (349,632)           --
                                                                -----------   -----------

             Net income                                         $ 1,253,849   $   805,488
                                                                ===========   ===========

Weighted average shares of common stock outstanding - basic       4,225,784     4,225,213
                                                                ===========   ===========
Weighted average shares of common stock outstanding - diluted     4,669,574     4,669,008
                                                                ===========   ===========
Net income per share of common stock - basic                    $      0.30   $      0.19
                                                                ===========   ===========
Net income per share of common stock - diluted                  $      0.27   $      0.17
                                                                ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                     COLLEGIATE PACIFIC INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002


                                         COMMON STOCK

                                                              ADDITIONAL   RETAINED EARNINGS
                                                               PAID-IN       (ACCUMULATED
                                    SHARES        AMOUNT       CAPITAL         DEFICIT)
                                   ---------   -----------   -----------     -----------
Balances at July 1, 2001           4,264,773   $    42,648   $ 6,452,278      $(1,750,568)

Issuance of stock for
 Cash                                 20,000           200        64,400               --

Purchase of stock for cash                --            --            --               --

Issuance of stock for                 15,886           159        90,868               --
amendment to license agreement

Payment of notes
receivable from
Stockholder                               --            --            --               --

Net income                                --            --            --          805,488

                                   ---------   -----------   -----------      -----------
Balances at June 30, 2002          4,300,659        43,007     6,607,546         (945,080)

Issuance of stock for
 Cash                                  7,510            75        36,455               --

Cash dividends                            --            --      (256,911)        (107,704)

Purchase of stock
for cash                                  --            --            --               --

Net income                                --            --            --        1,253,849

                                   ---------   -----------   -----------      -----------
Balances at June 30, 2003          4,308,169   $    43,082   $ 6,387,090      $   201,065
                                   =========   ===========   ===========      ===========



                                        TREASURY SHARES
                                                                 RECEIVABLE
                                                                    FROM
                                     SHARES         AMOUNT       STOCKHOLDER      TOTAL
                                   -----------   -----------      ---------    -----------
Balances at July 1, 2001                36,226   $  (366,470)     $  (4,995)   $ 4,372,893

Issuance of stock for
 Cash                                       --            --             --         64,600

Purchase of stock for cash              23,300      (129,943)            --       (129,943)

Issuance of stock for
amendment to license agreement              --            --             --         91,027

Payment of notes
receivable from
Stockholder                                 --            --          4,995          4,995

Net income                                  --            --             --        805,488

                                   -----------   -----------      ---------    -----------
Balances at June 30, 2002               59,526      (496,413)            --      5,209,060

Issuance of stock for
 Cash                                       --            --             --         36,530

Cash dividends                              --            --             --       (364,615)

Purchase of stock
for cash                                20,800      (120,230)            --       (120,230)

Net income                                  --            --             --      1,253,849

                                   -----------   -----------      ---------    -----------
Balances at June 30, 2003          $    80,326   $  (616,643)     $      --    $ 6,014,594
                                   ===========   ===========      =========    ===========


       The accompanying notes are an integral part of these consolidated financial statements.

                     COLLEGIATE PACIFIC INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002

                                                                          2003           2002
                                                                          ----           ----
Cash flows from operating activities:
     Net income                                                       $ 1,253,849    $   805,488
     Adjustments to reconcile net income to net cash
       provided by operating activities:
        Depreciation                                                      183,571        187,209
        Amortization                                                       58,300         60,984
        Bad debt expense                                                   78,373         53,116
        Deferred income taxes                                            (406,817)            --
        Change in operating assets and liabilities:
            Accounts receivable                                          (789,927)      (247,034)
            Inventories                                                  (706,812)      (197,634)
            Prepaid expenses and other current assets                     (68,588)        (3,114)
            Other assets, net                                              (7,553)            --
            Accounts payable                                              488,334        212,269
            Accrued expenses                                               76,857          4,458
            Income taxes payable                                           54,789             --
            Other liabilities                                                  --         (8,591)
                                                                      -----------    -----------
                Net cash provided by operating activities                 214,376        867,151
                                                                      -----------    -----------

Cash flows from investing activities:
     Purchase of property and equipment                                  (222,351)      (166,012)
     Cash received from notes receivable from stockholders                     --          4,995
                                                                      -----------    -----------

                Net cash used in investing activities                    (222,351)      (161,017)
                                                                      -----------    -----------

Cash flow from financing activities:
     Net change in revolving line of credit                               800,000       (420,000)
     Payments on notes payable to stockholders                           (353,063)      (302,937)
     Payment of dividends                                                (256,911)            --
     Cash paid for treasury shares                                       (120,230)      (129,943)
     Proceeds from issuance of common stock                                36,530         64,600
                                                                      -----------    -----------
                Net cash provided by (used in) financing activities       106,326       (788,280)
                                                                      -----------    -----------

                          Increase (decrease) in cash                      98,351        (82,146)
Cash and cash equivalents at beginning of year                            267,362        349,508
                                                                      -----------    -----------

Cash and cash equivalents at end of year                              $   365,713    $   267,362
                                                                      ===========    ===========

Noncash investing and financing activities:
      Common stock issued for amendment to license agreement          $        --    $    91,027
                                                                      ===========    ===========
Cash payments for:
     Income taxes                                                     $        --    $        --
                                                                      ===========    ===========
     Interest                                                         $    84,525    $   162,071
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

         Changes in the Company's allowance for uncollectible accounts for the years ended June 30, 2003 and 2002 are as follows:

                             COLLEGIATE PACIFIC INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002





                                            Year Ended June 30,
                                            -------------------
                                             2003         2002
                                             ----         ----
Beginning balance                         $  96,181    $  87,187
Bad debt expense                             78,373       53,116
Accounts written off, net of recoveries     (53,415)     (44,122)
                                          ---------    ---------
Ending balance                            $ 121,139    $  96,181
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

                                                   Year Ended June 30,
                                                   -------------------
                                                   2003            2002
                                                   ----            ----
Net income, as reported                         $  1,253,849   $   805,488
Stock based compensation expense recorded       $         --   $        --
Deduct: Total stock-based employee
  compensation expense determined using
  the fair value based method for all awards,
  net of related tax effects                      (1,109,690)      (98,325)
                                                ------------   -----------
Pro forma income                                $    144,159   $   707,163
                                                ============   ===========

Income per share:
   Basic - as reported                          $       0.30   $      0.19

   Basic - pro forma                            $       0.03   $      0.17

   Diluted - as reported                        $       0.27   $      0.17

   Diluted - pro forma                          $       0.03   $      0.15

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

(3)      INVENTORIES

Inventories consist of the following:

                           June 30,
                           --------
                       2003         2002
                       ----         ----
Raw materials      $  310,871   $  232,064
Work in progress       83,229       42,587
Finished goods      3,297,515    2,710,152
                   ----------   ----------
                   $3,691,615   $2,984,803
                   ==========   ==========

(4)      PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                June 30,
                                                --------
                                          2003           2002
                                          ----           ----
Fixtures and equipment                 $   796,203    $   597,763
Manufacturing equipment                    374,057        350,147
                                       -----------    -----------
        Total property and equipment     1,170,260        947,910
Less accumulated depreciation             (629,205)      (445,635)
                                       -----------    -----------
        Property and equipment, net    $   541,055    $   502,275
                                       ===========    ===========

(5)      INTANGIBLE ASSETS

Intangible assets consist of the following:


                                                                                 June 30,
                                                          -----------------------------------------------------
                                                                    2003                          2002
                                                          --------------------------   ------------------------
                                                             Gross                        Gross
                                                           carrying     Accumulated     carrying   Accumulated
        Amortizable intangible assets                        value      Amortization      value    amortization
        -----------------------------------------         ---------   ---------------   ---------    ---------
     License agreements                                   $ 235,429   $       118,915   $ 235,429    $  82,759
     Trademarks                                             330,642           108,090     330,642       86,048
                                                          ---------   ---------------   ---------    ---------
Total amortizable intangible assets                       $ 566,071   $       227,005   $ 566,071    $ 168,807
                                                          =========   ===============   =========    =========
Intangible assets not subject to amortization
---------------------------------------------
     Goodwill                                             $ 544,375   $            --   $ 544,375    $      --
                                                          =========    ==============   =========    =========


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


Year ended
 June 30,
---------
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

(7)      FEDERAL INCOME TAXES

         The temporary differences that give rise to the deferred tax assets or liabilities are as follows:

                                           June 30,
                                    ----------------------
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

                             COLLEGIATE PACIFIC INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002


         Deferred tax assets and liabilities included in the balance sheet are as follows:

                                     June 30,
                                     --------
                                  2003        2002
                                ---------   --------
Current deferred tax asset      $ 102,171   $      -
Noncurrent deferred tax asset     304,646          -
                                ---------   --------

                                $ 406,817   $      -
                                =========   ========

                     The provision for income taxes consists of the following:

                     Year ended June 30,
                    --------------------
                      2003         2002
                    ---------   --------
Federal
   Current          $  40,080   $     -
   Deferred          (373,832)        -
State
   Current             17,105         -
   Deferred           (32,985)        -
                    ---------  --------

                    $(349,632) $      -
                    =========  ========

         Following is a reconciliation of income taxes at the Federal statutory rate to income tax expense:

                                                           Year ended  June 30,
                                                          ---------------------
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

                             COLLEGIATE PACIFIC INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002


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

         A summary of the Company's employee and director option activity for the fiscal years ended June 30, 2003 and 2002 is as follows:

                                                                        Weighted
                                                                        Average
                                                                        Exercise
                                                         Options         Price
                                                         -------         -----
Outstanding at July 1, 2001                             514,200             5.16

        Granted                                          15,000             4.11

        Exercised                                       (20,000)            3.23

        Forfeited or cancelled                          (11,000)            7.26
                                                        -------

Outstanding at June 30, 2002                            498,200             5.16

        Granted                                         292,200             5.46

        Exercised                                        (7,500)            4.86

        Forfeited or cancelled                          (10,000)            7.57
                                                        -------

Outstanding at June 30, 2003                            772,900        $    5.25
                                                        =======        =========

Exercisable at June 30, 2002                            456,200        $    5.13
                                                        =======        =========

Exercisable at June 30, 2003                            769,900        $    5.24
                                                        =======        =========

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

                             COLLEGIATE PACIFIC INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002


         The following table summarizes additional information about stock options at June 30, 2003:

                                  Outstanding                                   Exercisable
                  ----------------------------------------------         ------------------------
                                     Weighted
                                     Average
                                    Remaining           Weighted                         Weighted
                                   Contractual          Average                          Average
                                      Life              Exercise                         Exercise
Exercise price     Shares          (In Years)            Price             Shares          Price
--------------     ------          ----------            -----             ------          -----
  $3.88-4.81      266,700             7.8                $3.90            266,700          $3.90
  $4.90-6.13      474,700             8.6                $5.73            471,700          $5.73
       $9.38       31,500             5.7                $9.38             31,500          $9.38
                  -------                                                 -------
                  772,900                                                 769,900
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

         Future minimum lease commitments on all operating leases with terms in excess of one year are as follows:

 Year ended
  June 30,
  -------
   2004               $  357,996
   2005                  352,452
   2006                  341,364
   2007                  341,364
   2008                  115,788
                      ----------

                      $1,508,964
                      ==========

(11)     INCOME PER SHARE

         Summarized basic and diluted income per common share for the years ended June 30, 2003 and

                             COLLEGIATE PACIFIC INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002


2002 are as follows:

                                     Year Ended June 30, 2003                      Year Ended June 30, 2002
                           -----------------------------------------       ----------------------------------------
                               Net                         Per share         Net                          Per share
                             income        Shares           amount          income          Shares          amount
                           ----------     ---------        ---------       --------        ---------      ---------
Basic income
 per share                 $1,253,849     4,225,784        $    0.30       $805,488        4,225,213      $  0.19
Effect of dilutive
options
and warrants                       --       443,790            (0.03)            --          443,795        (0.02)
                           ----------     ---------        ---------       --------        ---------      -------
Diluted income
 per share                 $1,253,849     4,669,574        $    0.27       $805,488        4,669,008      $  0.17
                           ==========     =========        =========       ========        =========      =======

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CENTRAL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT; CODE OF ETHICS.




















DIRECTOR INFORMATION



Set forth below is biographical and other information about the persons who will make up the Board following the fiscal 2004 annual meeting, assuming election of the nominees:



MICHAEL J. BLUMENFELD                Mr. Blumenfeld has served as the company's
Age: 57                              Chairman of the Board and Chief Executive
Director since February 1998         Officer since February 1998. Mr. Blumenfeld
No Board Committees                  served as President of the company from
                                     February 1998 to January 2000. From July
                                     1997 until February 1998, Mr. Blumenfeld
                                     served as President and Chief Executive
                                     Officer of Collegiate Pacific, Inc., a Texas
                                     corporation, that sold all of its assets to
                                     the company in February 1998. From 1992
                                     until November 1996, Mr. Blumenfeld served
                                     as Chairman of the Board and Chief Executive
                                     Officer of Sport Supply Group, Inc., a
                                     company engaged in the direct mail marketing
                                     of sports related equipment. Mr. Blumenfeld
                                     is Adam Blumenfeld's father.

ADAM BLUMENFELD                      Mr. Blumenfeld is the company's President
Age: 33                              and has served in that capacity since
Director since January 2000          joining the company in January 2000. From
No Board Committees                  January 1998 through December 1999, Mr.
                                     Blumenfeld was Vice President of Sales an
                                     Marketing of Sport Supply Group, Inc., a
                                     company engaged in the direct mail
                                     marketing of sports related equipment. Mr
                                     Blumenfeld's other positions with Sport
                                     Supply Group included Vice President of
                                     Youth Sales from January 1995 to January
                                     1998, and Director of Youth Sales from
                                     August 1993 to December 1994. Mr.
                                     Blumenfeld is Michael Blumenfeld's son.

ARTHUR J. COERVER                    Mr. Coerver is the company's Chief
Age: 60                              Operating Officer and has served in that
Director since February 1998         capacity since joining the company in
No Board Committees                  February 1998. From 1991 through 1997, Mr.
                                     Coerver was Vice President of Sales and
                                     Marketing of Sport Supply Group, Inc., a
                                     Company engaged in the direct mail
                                     marketing of sports related equipment.

HARVEY ROTHENBERG                    Mr. Rothenberg has served as the company's
Age: 61                              Vice President of Marketing and served in
Director since December 1998         that capacity since February 1998. From
No Board Committees                  1977 to 1998, Mr. Rothenberg served as Vice
                                     President of Sales for Sports Supply Group,
                                     Inc., a company engaged in the direct mail
                                     marketing of sports related equipment.

JEFF DAVIDOWITZ                      Mr. Davidowitz is the President of Penn
Age: 47                              Footwear, a private investment company and
Director since June 1994             has served in that capacity since 1991.
Board Committees: Audit and
Stock Option

WILLIAM H. WATKINS, JR.              Mr. Watkins is a partner in the public
Age: 62                              accounting firm of Watkins Uiberall, PLLC,
Director since February 1998         and has served in that capacity since 1971.
Board Committees: Audit and Stock    Since 1994, Mr. Watkins has also served as
Option                               a member of the Tennessee Board of Regents
                                     and as the board's Chairman of Finance and
                                     Administration. Since July 2003, he has
                                     also served as the Chairman of the Board of
                                     BKR International's Americas region.

ROBERT W. HAMPTON                    Mr. Hampton is Group Vice-President of
Age: 56                              Jones International, Ltd. Since 1985, Mr.
Director since March 2001            Hampton has held various executive
Board Committees: Audit and          positions at Jones International, Ltd., a
Stock Option                         holding company whose subsidiaries conduct
                                     business in several areas including cable
                                     television programming, radio programming,
                                     advertising sales representation, education
                                     and software development. Prior to joining
                                     Jones International, Ltd., Mr. Hampton held
                                     various management positions at Xerox
                                     Corporation.

INFORMATION CONCERNING EXECUTIVE OFFICERS



Background information about the Company's executive officers who are not nominees for election as a director is set forth below:



WILLIAM R. ESTILL                    Mr. Estill has served as the Company's
Age 54                               Chief Financial Officer since July 1999.
                                     From December 1997 to February 1999, Mr.
                                     Estill served as Vice President of Finance
                                     for FWT, Inc., a manufacturer of
                                     telecommunications structures.

CHADD H. EDLEIN                      Mr. Edlein has served as the Company's Vice
Age 33                               President Corporate Development since July
                                     1997.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE



Section 16(a) of the Exchange Act of 1934, as amended, requires the company's executive officers and directors and persons who own more than ten percent of a registered class of the company's equity securities (collectively, the "Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the company with copies of these reports. The company believes that all filings required to be made by the Reporting Persons during the fiscal year ended June 30, 2003 were made on a timely basis.



COMMITTEES



The Board maintains two standing committees: Audit and Stock Option.



Audit Committee. The Audit Committee's primary duties include (1) appointing the independent accountants and determining the appropriateness of their fees, (2) reviewing the scope and results of the audit plans of the independent accountants and internal auditors, (3) overseeing the scope and adequacy of internal accounting control and record-keeping systems, (4) reviewing the objectivity, effectiveness and resources of the internal audit function and (5) conferring independently with the independent accountants. Messrs. Davidowitz, Hampton and Watkins are members of the Audit Committee. Our Board of Directors has determined that William H. Watkins, Jr., one of our directors and the Chairman of the Audit Committee, is a financial expert, as defined by the Securities Exchange Act of 1934, and is independent, as defined in Section 121(A) of the AMEX's listing standards.



Stock Option Committee. The main responsibility of the Stock Option Committee is to administer the 1998 Collegiate Pacific Inc. Stock Option Plan.



The Board of Directors does not have a standing nominating committee, compensation committee, or any other committee performing similar functions. The functions customarily attributable to a nominating committee or a compensation committee are performed by the Board of Directors as a whole.



AUDIT COMMITTEE REPORT



The audit functions of the Audit Committee are focused on three areas:



    - the adequacy of the company's internal controls and financial reporting process and the reliability of the company's financial statements;



    -    the independence and performance of the company's independent auditors;
         and



    -    the company's compliance with legal and regulatory requirements.



We meet with management periodically to consider the adequacy of the company's internal controls and the objectivity of its financial reporting. We discuss these matters with the company's independent auditors and with appropriate company financial personnel. We regularly meet privately with the independent auditors, who have unrestricted access to the committee. We also recommend to the Board the appointment of the independent auditors and review periodically their performance and independence from management. In addition, the committee reviews the company's financing plans and reports recommendations to the full Board for approval and to authorize action.

The Directors who serve on the committee are all "Independent" for purposes of the American Stock Exchange listing standards. That is, the Board of Directors has determined that none of us has a relationship with Collegiate Pacific that may interfere with our independence from Collegiate Pacific and its management. The Board has adopted a written charter setting out the audit related functions the committee is to perform.



Management has primary responsibility for the company's financial statements and the overall reporting process, including the company's system of internal controls. The independent auditors audit the annual financial statements prepared by management, express an opinion as to whether those financial statements fairly present the financial position, results of operations and cash flows of the company in conformity with generally accepted accounting principles and discuss with us any issues they believe should be raised with us. We reviewed the company's audited financial statements for the fiscal year ended June 30, 2003, with both management and Grant Thornton LLP, the company's independent auditors, to discuss those financial statements. Management represented to us that the financial statements were prepared in accordance with generally accepted accounting principles.



We received from and discussed with Grant Thornton LLP the written disclosure and the letter required by Independence Standards Board Standard No. 1, (Independence Discussions with Audit Committees). These items relate to that firm's independence from the company. We also discussed with Grant Thornton any matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees).



Based on these reviews and discussions, we recommended to the Board that the company's audited financial statements for the fiscal year ended June 30, 2003, be included in its Annual Report on Form 10-KSB for filing with the Securities and Exchange Commission. The Committee also recommended the reappointment, subject to stockholder approval, of the independent auditors, and the Board of Directors concurred in such recommendation.



Submitted by the Audit Committee of the company's Board of Directors.



                                         Jeff Davidowitz
                                         Robert W. Hampton
                                         William H. Watkins, Jr., Chairman



CODE OF ETHICS



The Board of Directors adopted a Code of Ethics on September 22, 2003, that applies to all of the company's officers, directors and employees. A copy of the company's Code of Ethics was filed as an exhibit to the company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003, a copy of which is being distributed to all stockholders of record along with its Proxy Statement for the fiscal 2004 annual meeting. In addition, the text of the Code of Ethics has been posted on the company's World Wide Web site (www.cpacsports.com).

ITEM 10. EXECUTIVE COMPENSATION.



SUMMARY COMPENSATION TABLE



The following table summarizes the total compensation, for each of the last three fiscal years, earned by the Named Executive Officers -- Mr. Michael Blumenfeld the Chief Executive Officer and the four other executive officers who earned over $100,000 and who were serving as an executive officer at the end of fiscal 2003.



                           SUMMARY COMPENSATION TABLE




                                                                                  LONG-TERM
                                                                                COMPENSATION
                                                       ANNUAL COMPENSATION      ------------
                                                       -------------------       SECURITIES
                                          FISCAL                                 UNDERLYING
NAME AND PRINCIPAL POSITIONS               YEAR            SALARY ($)             OPTIONS
----------------------------               ----            ----------             -------
  Michael J. Blumenfeld                    2003             172,000                 25,000
    Chairman of the Board and              2002             160,000                     --
    Chief Executive Officer                2001             140,000                 95,000

  Adam Blumenfeld                          2003             162,000                 50,000
    President                              2002             150,000                     --
                                           2001             138,650                 45,000

  Harvey Rothenberg                        2003             125,000                 25,000
    Vice President, Marketing              2002             115,000                     --
                                           2001             105,400                 40,000

  Arthur J. Coerver                        2003             136,000                 25,000
    Chief Operating Officer                2002             128,000                     --
                                           2001             118,200                 40,000

  William Estill                           2003             160,000                 40,000
    Chief Financial Officer                2002             152,500                     --
                                           2001             151,800                 40,000

STOCK OPTIONS



The following table sets forth certain information about the stock option awards that were made to the Named Executive Officers during fiscal 2003. All of these options are transferable to family members under specified conditions.



                        OPTION GRANTS IN LAST FISCAL YEAR



                                                  Percentage of Total
                            Number of Shares       Options Granted to
                               Underlying             Employees in          Exercise Price
          Name               Options Granted          Fiscal Year              Per Share           Expiration Date
Michael J. Blumenfeld            25,000                  18.1%                   $6.08                 6/24/13

Adam Blumenfeld                  25,000                  18.1%                    6.08                 6/24/13
                                 25,000                  16.2%                    4.90                 7/26/12

Harvey Rothenberg                10,000                   7.2%                    6.08                 6/24/13
                                 15,000                   9.7%                    4.90                 7/26/12

Arthur J. Coerver                10,000                   7.2%                    6.08                 6/24/13
                                 15,000                   9.7%                    4.90                 7/26/12

William Estill                   20,000                  14.5%                    6.08                 6/24/13
                                 20,000                  13.0%                    4.90                 7/26/12



   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
                                     VALUES



                                        Number of Shares                 Value of Unexercised
                                     Underlying Unexercised            In-The Money Options (1)
                                   Options at Fiscal Year-End             at Fiscal Year-End
                                   --------------------------         --------------------------
          Name                     Exercisable  Unexercisable         Exercisable  Unexercisable
Michael J. Blumenfeld                130,000          0                $ 231,750        $0

Adam Blumenfeld                       95,000          0                  137,500         0

Harvey Rothenberg                     68,000          0                   97,650         0

Arthur J. Coerver                     69,000          0                   97,650         0

William Estill                        80,000          0                  112,100         0



(1) Amounts were calculated using the closing price of Collegiate Pacific's common stock on the last trading day of the fiscal year ($6.65).

DIRECTOR COMPENSATION



Messrs. Michael and Adam Blumenfeld, Coerver, and Rothenberg, who are the directors that are also Collegiate Pacific employees, do not receive any additional compensation for serving on the Board of Directors.



Annual Retainer Fee. Each non-employee director receives an annual retainer fee of $7,500. The director receives that amount in cash. Also, each director receives an annual grant of options to acquire 2,500 shares of the company's common stock with an exercise price equal to the prevailing market price of the company's common stock on the date granted.



Other Benefits. Collegiate Pacific reimburses directors for the reasonable expenses associated with attending Board meetings and provides them with liability insurance coverage for their activities as directors of Collegiate Pacific.



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.



The following table sets forth certain information, as of October 24, 2003, about the ownership of Collegiate Pacific common stock by the directors and executive officers. The company knows of no persons other than Messrs. Michael Blumenfeld and Adam Blumenfeld, who own more than 5% of the total number of shares outstanding. Unless otherwise indicated, each person named below holds sole investment and voting power over the shares shown.



                                                                                                        TOTAL AS A
                                                           OPTIONS/WARRANTS                           PERCENTAGE OF
                                         NUMBER OF           EXERCISABLE             TOTAL                SHARES
                                          SHARES              WITHIN 60            BENEFICIAL          OUTSTANDING
      BENEFICIAL OWNER                     OWNED                 DAYS              OWNERSHIP        (IF 1% OR MORE)(a)
      ----------------                     -----                 ----              ---------        ------------------
Michael J. Blumenfeld                    2,165,207             751,407             2,916,614             45.3%
13950 Senlac Drive, Suite 100
Dallas, TX 75234

Adam Blumenfeld                            242,100             332,100               574,200              9.5%
13950 Senlac Drive, Suite 100
Dallas, TX  75234

Jeff Davidowitz                            140,302(b)           50,502               190,804              3.3%
Arthur J. Coerver                           36,790(c)          107,790(c)            144,580              2.5%
William H. Watkins, Jr.                     43,803(d)           54,803(d)             98,606              1.7%
Harvey Rothenberg                           17,117(e)           77,217(e)             94,334              1.7%
Robert W. Hampton                               --               7,500                 7,500               --
Chadd Edlein                                14,000              60,000                74,000              1.5%
William R. Estill                               --              80,000                80,000              1.3%

Directors and executive
  officers as a group (9 persons)        2,659,319           1,521,319             4,180,638             58.6%


-------------------------


a   -    Based on the number of shares outstanding (5,689,764) at the close of business on October 24, 2003.

b   -    Includes (i) 34,751 shares and 34,751 shares issuable upon exercise of a warrant held by Penn Footwear Retirement Trust of which Mr. Davidowitz is a trustee, (ii) 67,551 shares and 3,751 shares issuable upon exercise of a warrant held by JIBS Equities of which Mr. Davidowitz is a general partner, (iii) 9,000 shares held by Penn Footwear of which Mr. Davidowitz is President and a shareholder, (iv) 4,000 shares held by Oldfield Company of which Mr. Davidowitz is President and a shareholder, (v) 10,000 shares held by DVD Partners of which Mr. Davidowitz is a general partner, and (vi) 10,000 shares held by 3D Partners of which Mr. Davidowitz is general partner.



c   -    Includes (i) 6,060 shares held in trust for the benefit of Mr.
         Coerver, (ii) 1,212 shares held in trust for the benefit of Mr. Coerver's spouse, and (iii) 30,303 shares issuable upon exercise of a warrant held in trust for the benefit of Mr. Coerver.



d   -    Includes 30,303 shares held in trust for the benefit of Mr. Watkins and 30,303 shares issuable upon exercise of a warrant held in trust for the benefit of Mr. Watkins.



e   -    Includes (i) 1,687 shares and 1,687 shares issuable upon exercise of a warrant held in trust for the benefit of Mr. Rothenberg's minor child, (ii) 3,430 shares held in trust for the benefit of Mr. Rothenberg, (iii) 4,500 shares issuable upon exercise of employee stock options held by Mr. Rothenberg's spouse, and (iv) 3,030 shares issuable upon exercise of a warrant held in trust for the benefit of Mr. Rothenberg.



                      EQUITY COMPENSATION PLAN INFORMATION



                                                                                                       NUMBER OF SECURITIES
                                                                                                      REMAINING AVAILABLE FOR
                                NUMBER OF SECURITIES TO BE                                         FUTURE ISSUANCE UNDER EQUITY
                                  ISSUED UPON EXERCISE OF     WEIGHTED-AVERAGE EXERCISE                 COMPENSATION PLANS
                                   OUTSTANDING OPTIONS,     PRICE OF OUTSTANDING OPTIONS          (EXCLUDING SECURITIES REFLECTED
        PLAN CATEGORY              WARRANTS AND RIGHTS           WARRANTS AND RIGHTS                      IN COLUMN (a))
        -------------              -------------------      ----------------------------          -------------------------------
                                            (a)                          (b)                                    (c)
Equity Compensation Plans                 714,900                       $5.25                                 203,600
Approved by Security Holders

Equity Compensation Plans Not                  --                          --                                   --
Approved by Security Holders
                                        ---------                     -------                                --------
            Total                         714,900                       $5.25                                 203,600



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.



On September 7, 2000, the company acquired the stock of Kesmil Manufacturing, Inc., a manufacturing company owned by Michael J. Blumenfeld, the majority stockholder and Chief Executive Officer of the company, for the assumption of approximately $581,000 in notes payable to the stockholder and a stockholder and relative of Mr. Blumenfeld, and the assumption of other liabilities of approximately $400,000. These notes are subordinate to Collegiate Pacific's line of credit, are not secured by any of the company's assets and mature in August 2004. The notes payable to stockholders bear interest at the rate of 12% per annum and are payable in quarterly installments of approximately $36,000. Collegiate Pacific was, prior to the acquisition, the sole customer of the acquired company. Because the former sole stockholders of Kesmil also owned a majority of Collegiate Pacific's outstanding common stock, the acquisition was accounted for in a manner similar to a pooling of interests. During fiscal 2000, the company purchased approximately $1,000,000 of certain inventory items from Kesmil.



On October 7, 2003, Michael J. Blumenfeld, the Company's Chief Executive Officer, sold on a firm commitment basis directly to Roth Capital Partners, LLC, 1,000,000 warrants at a per warrant price of $1.95. Under the terms of the offering, Roth Capital immediately exercised the warrants and the company issued 1,000,000 shares of its common stock directly to Roth Capital. Roth Capital sold these shares to institutional investors at a price of $6.95 per share. Collegiate Pacific received $5,000,000, before commissions and expenses, from the exercise of the warrants. The company paid a commission to Roth Capital of $450,000 in connection with the sale of the warrants in the offering and the issuance to Roth Capital of the shares of common stock upon Roth Capital's exercise of the warrants.


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

------------------
*        Filed herewith

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

(8) Previously filed as an exhibit to the company's Registration Statement on Form SB-2 (No. 333-34294) dated April 30, 2001.


(9) Previously filed as an exhibit to the Company's Annual Report on Form 10-KB for the fiscal year ended June 30, 2002.

B.       Reports on Form 8-K.

         None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         AUDIT FEES


         Audit fees billed by Grant Thornton LLP for the review and audit of the Company's annual financial statements included in the Company's annual report on Form 10-KSB for the fiscal years ended June 30, 2003, and June 30, 2002, and Grant Thornton LLP's review of the Company's interim financial statements included in the Company's Quarterly Reports on Form 10-QSB during the fiscal years ended June 30, 2003, and June 30, 2002, totaled approximately $41 thousand for fiscal 2003 and $37 thousand for fiscal 2002.


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

                                   COLLEGIATE PACIFIC INC.


October 28, 2003                   By:  /s/ Michael J. Blumenfeld
                                  ------------------------------------------
                                      Michael J. Blumenfeld,
                                      Chairman of the Board and Chief
                                      Executive Officer
                                      (Principal Executive Officer)


         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 28, 2003.



       Signature                                        Capacity
       ---------                                        --------
/s/ Michael J. Blumenfeld                       Chairman of the Board and
---------------------------                     Chief Executive Officer
Michael J. Blumenfeld

/s/ Adam Blumenfeld                             President and Director
-------------------------------------
Adam Blumenfeld

/s/ Arthur J. Coerver                           Chief Operating Officer and
------------------------------------            Director
Arthur J. Coerver

/s/ Harvey Rothenberg                           Vice President Marketing
------------------------------------            and Director
Harvey Rothenberg

/s/ William R. Estill                           Chief Financial Officer,
------------------------------------            Secretary and Treasurer
William R. Estill                               (Principal Accounting and
                                                Financial Officer)


/s/ Jeff Davidowitz                             Director
------------------------------------
Jeff Davidowitz

/s/ Robert W. Hampton                           Director
------------------------------------
Robert W. Hampton

/s/ William H. Watkins, Jr.                     Director
------------------------------------
William H. Watkins, Jr.

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

32       Section 906 Certifications of Principal and Financial Officers**




-------------------

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

(8) Previously filed as an exhibit to the company's Registration Statement on Form SB-2 (No. 333-34294) dated April 30, 2001.


(9) Previously filed as an exhibit to the company's Annual Report on form 10-KSB for the fiscal period ended June 30, 2002.