Form 10QSB
period 2003-09-30
COLLEGIATE PACIFIC INC
filed 2003-11-13
CIK 828747

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------


                                   FORM 10-QSB

(Mark One)

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO_______.

                         Commission File Number 0-17293

                             COLLEGIATE PACIFIC INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

             TEXAS                                                    22-2795073
             -----                                                    ----------
(State or Other Jurisdiction of                          (I.R.S. Employer Identification No.)
Incorporation or Organization)

13950 SENLAC DRIVE, SUITE 100, DALLAS, TEXAS                             75234
-----------------------------------------------------                  ---------
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

As of November 12, 2003, there were 5,838,392 shares of the issuer's common stock outstanding and 2,789,303 of the issuer's common stock purchase warrants outstanding.

Transitional Small Business Disclosure Format (check one): Yes     No X
                                                               ---   ---



================================================================================

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS

                                                                                                      PAGE
                                                                                                     NUMBER
                                                                                                     ------

PART I:  FINANCIAL INFORMATION

         Item 1.    Consolidated Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets at September 30, 2003
         and June 30, 2003.......................................................................      1

         Condensed Consolidated Statements of Income for the
         three months ended September 30, 2003 and 2002..........................................      2

         Condensed Consolidated Statements of Cash Flows for
         the three months ended September 30, 2003 and 2002......................................      3

         Notes to the Condensed Consolidated Financial Statements................................      4

         Item 2.    Management's Discussion and Analysis of Financial
         Condition and Results of Operations. ...................................................      7

         Item 3.    Controls and Procedures......................................................      10


PART II:.OTHER INFORMATION

         Item 6.    Exhibits and Reports on Form 8-K.............................................      12

SIGNATURES.......................................................................................      13

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 September 30,       June 30,
                                                                     2003              2003
                                                                 ------------      ------------
                                                                  (Unaudited)

                           ASSETS
Current assets:
     Cash and cash equivalents                                   $  2,147,991      $    365,713
     Accounts receivable, net of allowance for doubtful
       accounts of $137,742 and $121,139 at September 30,
       2003 and June 30, 2003, respectively                         2,504,042         2,702,551
     Inventories                                                    3,766,707         3,691,615
     Prepaid expenses and other assets                                381,438           218,030
     Current portion of deferred income taxes                         102,171           102,171
                                                                 ------------      ------------
       Total current assets                                         8,902,349         7,080,080
Property, plant and equipment, net of accumulated
       depreciation of  $677,491 and $629,205 at September
       30, 2003 and June 30, 2003, respectively                       517,163           541,055
Other assets:
        License agreements, net of accumulated amortization
          of $125,671 and $118,915 at September 30, 2003 and
          June 30, 2003, respectively                                 109,758           116,514
        Goodwill                                                      544,375           544,375
        Deferred income taxes                                         304,646           304,646
        Other assets, net                                             233,143           238,654
                                                                 ------------      ------------
                                                                 $ 10,611,434      $  8,825,324
                                                                 ============      ============
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                            $  1,445,310      $  1,642,732
     Accrued expenses                                                 220,471           205,505
     Dividends payable                                                116,574           107,704
     Income taxes payable                                             184,051            54,789
     Current maturities, revolving line of credit                   1,050,000                --
                                                                 ------------      ------------
       Total current liabilities                                    3,016,406         2,010,730

Revolving line of credit                                                   --           800,000
                                                                 ------------      ------------

         Total liabilities                                          3,016,406         2,810,730

Stockholders' equity:
     Common stock, $.01 par value; authorized 50,000,000
        shares; issued 4,609,446 and 4,308,169 shares at
        September 30, 2003 and June 30, 2003, respectively             46,094            43,082
     Additional paid-in capital                                     7,852,602         6,387,090
     Retained earnings                                                353,783           201,065
     Treasury shares at cost: 86,026 and 80,326 at September
        30, 2003 and June 30, 2003, respectively                     (657,451)         (616,643)
                                                                 ------------      ------------
        Total stockholders' equity                                  7,595,028         6,014,594
                                                                 ------------      ------------
                                                                 $ 10,611,434      $  8,825,324
                                                                 ============      ============


     See accompanying notes to condensed consolidated financial statements.

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                Three Months Ended
                                                   September 30,
                                         ------------------------------
                                             2003              2002
                                         ------------      ------------

Net sales                                $  5,973,592      $  4,766,191
Cost of sales                               3,725,352         3,010,014
                                         ------------      ------------
     Gross margin                           2,248,240         1,756,177

Selling, general and administrative
   Expenses                                 1,793,446         1,460,638
                                         ------------      ------------
     Operating profit                         454,794           295,539
Other income (expense)
     Interest expense                         (10,718)          (16,555)
     Other income                                 278               186
                                         ------------      ------------

Income before provision for taxes             444,354           279,170
      Provision for taxes                     175,062                --
                                         ------------      ------------
  Net income                             $    269,292      $    279,170
                                         ============      ============

Net income per share-basic               $       0.06      $       0.07
                                         ============      ============
Net income per share-diluted             $       0.05      $       0.06
                                         ============      ============

Weighted average shares outstanding:
      Basic                                 4,290,603         4,231,207
                                         ============      ============
      Diluted                               5,779,308         4,787,242
                                         ============      ============


      See accompanying notes to condensed consolidated financial statements

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               Three months ended
                                                                  September 30,
                                                         ------------------------------
                                                             2003              2002
                                                         ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                          $    269,292      $    279,170
     Adjustments to reconcile net income to net cash
        provided by operating activities:
     Depreciation, amortization and bad debt expense           84,182            75,431
     Net changes in operating assets and liabilities             (240)         (170,376)
                                                         ------------      ------------

     Net cash provided by operating activities                353,234           184,225

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                      (24,394)         (114,232)


CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash paid for treasury shares                            (40,808)          (95,447)
     Payment of dividends                                    (224,278)               --
     Repayment on note payable to stockholder                      --          (353,063)
     Proceeds from revolving line of credit                   250,000           600,000
     Proceeds from issuance of common stock                 1,468,524                --
                                                         ------------      ------------

Net cash provided by financing activities                   1,453,438           151,490
                                                         ------------      ------------

Net increase in cash and cash equivalents                   1,782,278           221,483

Cash and cash equivalents at beginning of period              365,713           267,362
                                                         ------------      ------------

Cash and cash equivalents at end of period               $  2,147,991      $    488,845
                                                         ============      ============


Supplemental disclosure of cash flow information
Cash paid during the period for interest                 $     10,718      $     16,555
                                                         ============      ============

     See accompanying notes to condensed consolidated financial statements.

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

1.       BASIS OF PRESENTATION

         These unaudited condensed consolidated financial statements of Collegiate Pacific Inc. and its subsidiary (collectively, the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements and should be read in conjunction with the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 2003. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included.

         Operating results for the interim period are not necessarily indicative of results that may be expected for the fiscal year ending June 30, 2004.

2.       INVENTORIES

         Inventories consist of the following:

                     September 30,       June 30,
                         2003             2003
                     ------------     ------------
Raw materials        $    304,784     $    310,871
Work in progress           89,901           83,229
Finished goods          3,372,022        3,297,515
                     ------------     ------------
                     $  3,766,707     $  3,691,615
                     ============     ============


3.       INCOME PER SHARE

         Summarized basic and diluted income per share are as follows:

                                           For the three months ended
                                                  September 30
                                             2003              2002
                                         ------------      ------------
Net income                               $    269,292      $    279,170
Weighted average common
 Shares - basic                             4,290,603         4,231,207
Effect of dilutive securities
(options and warrants)                      1,488,705           556,035
                                         ------------      ------------

Weighted average common
 Shares - diluted                           5,779,308         4,787,242
Income per share - basic                 $       0.06      $       0.07
Per share effect of dilutive
 securities (options and warrants)              (0.01)            (0.01)
                                         ------------      ------------
Income per share - diluted               $       0.05      $       0.06
                                         ============      ============

Options and warrants excluded from
computation because their effect was
anti-dilutive                                  31,500         4,487,107
                                         ============      ============

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

                                                       For the three months ended
                                                              September 30
                                                        2003               2002
                                                   --------------     --------------

Net income, as reported                            $      269,292     $      279,170
Stock based compensation expense recorded                      --                 --
Deduct: Total stock-based employee
   compensation expense determined using
   the fair value based method for all awards,
   net of related tax effects                      $        2,949     $      604,316
                                                   --------------     --------------
Pro forma income (loss)                            $      266,343     $     (325,146)
                                                   ==============     ==============
Income (loss) per common share:
  As reported
    Basic                                          $         0.06     $         0.07
                                                   ==============     ==============
    Diluted                                        $         0.05     $         0.06
                                                   ==============     ==============
  Pro forma
     Basic                                         $         0.06     $        (0.08)
                                                   ==============     ==============
     Diluted                                       $         0.05     $        (0.08)
                                                   ==============     ==============

         The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected volatility ranging from 103% to 122%; risk free interest rate of 4.48% to 4.80%; no dividend yield; and expected lives of five years.

5.       SUBSEQUENT EVENT

         In addition to the approximately $1.4 million the Company has received since June 30, 2003, from the exercise of outstanding warrants and stock options, on October 7, 2003, the Company announced that Michael
         J. Blumenfeld, the Company's Chief Executive Officer, completed an offering on a firm commitment basis directly to Roth Capital Partners, LLC, of 1,000,000 warrants held by Mr. Blumenfeld at a per warrant price of $1.95. Under the terms of the offering, Roth Capital immediately exercised the warrants by paying the exercise price of $5.00 per share and the Company issued 1,000,000 shares

                    COLLEGIATE PACIFIC INC. AND SUBSIDIARIES


         of its common stock directly to Roth Capital. Roth Capital sold these shares to institutional investors at a price of $6.95 per share. The Company received $4,550,000, net of commissions and expenses, of approximately $450,000, from the exercise of the warrants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BACKGROUND

         Collegiate Pacific Inc. ("we," "us," "our," or the "Company") is in the mail order marketing of sports equipment business. We manufacture and distribute our products primarily to institutional customers located throughout the United States. Our principal customers include country clubs, schools, YMCAs, YWCAs and similar recreational organizations, municipal recreation departments, and other governmental agencies. We offer a broad line of sporting equipment and other recreational products, as well as provide after-sale customer service. We currently market about 3,200 sports and recreational related equipment and products to over 200,000 potential institutional, retail, Internet, and sporting good dealer type customers. Since commencing operations in early 1998, we have sold our products to approximately 35,000 customers. References herein to "fiscal 2003" and "fiscal 2004" refer to our fiscal years ended or ending, as the case may be, June 30, 2003 and 2004, respectively.

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

         Net Sales Net sales for the fiscal quarter ended September 30, 2003, increased by approximately $1.2 million, or approximately 25%, compared to the same period in fiscal 2003. We attribute the growth in net sales primarily to an increase in the sale of manufactured products to all of our customers, an overall increase in catalog sales, and a slight increase in our dealer related revenues. We believe future net sales will continue to rise from current levels, however, no assurances can be made that any future increases in net sales will be at the same rate as we experienced in the current period. We also believe that seasonality in our net sales will continue to be a factor in future periods because of the budgeting procedures of our customers and the seasonal demand for our products. As a result, we continue to see an increase in demand for our products during the third and fourth quarters of our fiscal year (January -
June).

         Gross Profit. Gross profit for the fiscal quarter ended September 30, 2003, increased by approximately $492 thousand, or 28%, compared to the same period in fiscal 2003. As a percentage of net sales, gross profit was approximately 38% for the three months ended September 30, 2003, compared to 37% for the same period in 2002. The increase in gross profit was primarily due to the increase in the Company's net sales over the same period last year and an increase in the absorption of manufacturing labor and overhead as a result of increased manufacturing revenues.

         Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses for the fiscal quarter ended September 30, 2003, increased by approximately $333 thousand, or 23%, compared to the same period in fiscal 2003. As a percentage of sales, SG&A expenses for the three months ended September 30, 2003, decreased to 30% from 31% for the same period in 2002. The increase in SG&A expenses was primarily due to an increase in personnel related costs incurred in connection with hiring additional personnel in the sales force and additional advertising costs incurred in connection with the company's marketing efforts.

         Operating Profit. Operating profit increased by approximately $159 thousand for the fiscal quarter ended September 30, 2003, compared to the same period in fiscal 2003. As a percentage of net sales, operating profit increased to approximately 8% for the three months ended September 30, 2003, compared to 6% for the same period during fiscal 2003. The increase was attributable to an increase in sales, an increase in gross profit, and a decrease in SG&A expenses as a percentage of sales during the same period in fiscal 2003.

         Interest Expense. Interest expense decreased by approximately $6 thousand for the fiscal quarter ended September 30, 2003, compared to the fiscal quarter ended September 30, 2002. As a percentage of net sales, interest expense was approximately 0.2% and 0.3% for the fiscal quarters ended September 30, 2003 and 2002, respectively. The decrease in interest expense was due to the net cash provided by our operating activities during the quarter ended September 30, 2003 and 2002, which was used to reduce the outstanding balance of the Company's borrowings, as well as lower interest rates during the first quarter of fiscal 2004 compared to the same period last year. See "Liquidity and Capital Resources."

         Income Taxes. The Company recorded an income tax expense of approximately $175 thousand for the fiscal quarter ended September 30, 2003. As previously reported, the Company eliminated its valuation allowance on net deferred tax assets at the end of fiscal 2003. The Company recorded no income taxes in the same quarterly period last year because the change in the valuation allowance was equal to the change in the net deferred tax assets.

         Due to the elimination of the valuation allowance at June 30, 2003, the Company will record tax expense on all future net income at the Company's effective tax rate and, accordingly, income tax expense (benefit) and net income after taxes in future periods may not be comparable to amounts recorded in fiscal 2003 and prior years.

         Net Income. Net income decreased by approximately $10 thousand, or 4%, for the fiscal quarter ended September 30, 2003, compared to the same quarterly period in fiscal 2003. As a percentage of net sales, net income decreased to approximately 5% for the fiscal quarter ended September 30, 2003 compared to 6% for the fiscal quarter ended September 30, 2002. The decrease was primarily attributable to the provision for taxes in the fiscal quarter ended September 30, 2003 as noted above.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents totaled approximately $2.1 million at September 30, 2003, compared to approximately $366 thousand at June 30, 2003. Cash provided by operations increased by approximately $169 thousand in the three months ended September 30, 2003, primarily due to a smaller increase in our investments in working capital compared to the three months ended September 30, 2002.

         The increase in cash from operating activities for the fiscal quarter ended September 30, 2003, compared to September 30, 2002, was attributable to the increase in sales realized by the Company during the quarter and the increase in inventory, accounts payable and accrued expenses was primarily attributable to the Company's acquisition of inventory to support the increased demand for its products during the quarter, which was partially offset by a decrease in accounts receivable.

         The Company used approximately $24 thousand in cash in investing activities during the three month period ended September 30, 2003, compared to approximately $114 thousand for the same period in fiscal 2003. The decrease was due to the increase in capital expenditures in the prior year when the Company expanded its warehousing facility in anticipation of increased sales volume. The Company expects to spend approximately $150 thousand on additional property and equipment in fiscal 2004.

         The Company generated approximately $1.5 million from financing activities for the three months ended September 30, 2003. The cash generated from financing activities was from the issuance of common stock upon the exercise of common stock warrants and options of approximately $1.4 million and borrowings under the company's revolving line of credit of $250 thousand, partially offset by the purchase of treasury shares of approximately $40 thousand and the payments of dividends of approximately $224 thousand during the period. For the same period in fiscal 2003, the Company generated approximately $151 thousand from financing activities, which was due to a net increase in outstanding debt of approximately $247 thousand, partially offset by purchases of treasury shares of approximately $95 thousand.

         Current assets totaled approximately $8.9 million at September 30, 2003, providing the company with working capital of approximately $5.9 million.

         The Company's principal external source of liquidity is its $5.0 million revolving line of credit with Bank of America, N.A. (the "Line of Credit"). The Line of Credit matures on July 15, 2004, and is secured by all of the Company's assets. At the Company's option, borrowings under the Line of Credit bear interest at the prevailing prime rate (4.0% at September 30, 2003) plus 0.5% or 3 month LIBOR (1.16% at September 30, 2003) plus 3%. The Line of Credit permits the Company to borrow against up to 85% of its eligible accounts receivable and 40% of its eligible inventory, but not to exceed $5 million. As of September 30, 2003, $1.05 million was outstanding under the Line of Credit, leaving the Company with approximately $2.3 million of additional availability under the terms of the borrowing base formula of the Line of Credit. Approximately $2.7 million was available at June 30, 2003. The Line of Credit contains customary covenants and the Company must maintain certain financial ratios pertaining to its net worth and ratio of debt to net worth. The Company is currently in compliance with all financial covenants and management does not believe that the financial covenants set forth in the Line of Credit will have an adverse impact on its operations or future plans.

         Since June 30, 2003, the Company has received approximately $7.4 million from the exercise of 1.4 million of the approximately 4.2 million outstanding warrants that were issued as a dividend to all stockholders of record on May 26, 2000, as well as from the exercise of outstanding employee stock options. The per share exercise price of the warrants is $5.00 per share and the warrants expire on May 26, 2005. If the remaining 2.8 million warrants were exercised, the Company would receive approximately $14.2 million from the exercise of those warrants. No assurances, however, can be made that any additional warrants will be exercised.

         As announced by the Company in a press release dated October 7, 2003, Michael J. Blumenfeld, the Company's Chief Executive Officer and majority shareholder, sold on a firm commitment basis directly to Roth Capital, 1,000,000 warrants formerly held by Mr. Blumenfeld at a per warrant price of $1.95. Those 1,000,000 warrants entitled the holder to purchase an aggregate of 1,000,000 shares of Collegiate Pacific's common stock for $5.00 per share. The Registration Statement on Form SB-2 (No. 333-34294), which became effective on April 7, 2000, covered the issuance and resale of the warrants and underlying common stock, including Mr. Blumenfeld's sale of his warrants.

         Under the terms of the offering, Roth Capital immediately exercised the warrants and the company issued 1,000,000 shares of its common stock directly to Roth Capital. Roth Capital sold these shares to institutional investors at a price of $6.95 per share. Collegiate Pacific received $4,550,000, net of commissions and expenses of approximately $450,000, from the exercise of the warrants. The Company intends to use the net proceeds for working capital and general corporate purposes, as well as to finance any strategic acquisitions the company may decide to pursue.

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

         In addition, forward-looking statements concerning the Company's expected revenue or earnings levels are subject to many additional uncertainties applicable to competitors generally and to general economic conditions over which the Company has no control, including, but not limited to, material adverse changes in the economic conditions in the Company's markets, including as a result of terrorist attacks, competition from others, the amount, if any, the Company may receive from the exercise of outstanding stock options and warrants, and the ability to obtain and retain key executives and employees. The Company does not plan to generally publicly update prior forward-looking statements for unanticipated events or otherwise and, accordingly, prior forward-looking statements should not be considered to be "fresh" simply because the Company has not made additional comments on those forward-looking statements. See the risk factors set forth in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003.

ITEM 3. CONTROLS AND PROCEDURES.

         Evaluation of Disclosure Controls and Procedures. Within the 90 days prior to the date of this report, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be included in the company's periodic SEC filings.

         Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regards to significant deficiencies and material weaknesses.

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

                                    COLLEGIATE PACIFIC INC.



Dated: November 13, 2003            /s/ Michael J. Blumenfeld
                                    --------------------------------------------
                                    Michael J. Blumenfeld, Chairman and
                                    Chief Executive Officer


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