Form 10QSB
period 2003-12-31
COLLEGIATE PACIFIC INC
filed 2004-02-13
CIK 828747

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2003

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to .

Commission File Number 0-17293

COLLEGIATE PACIFIC INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	22-2795073

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

13950 Senlac Drive, Suite 100, Dallas, Texas	75234

(Address of Principal Executive Offices)	(Zip code)

(972) 243-8100

(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

As of February 10, 2004, there were 6,661,038 shares of the issuer’s common stock outstanding and 2,280,190 of the issuer’s common stock purchase warrants outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2003	2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,468,982	$365,713
Accounts receivable, net of allowance for doubtful accounts of $77,923 and $121,139 at December 31, 2003 and June 30, 2003, respectively	1,784,163	2,702,551
Inventories	4,368,635	3,691,615
Prepaid expenses and other assets	908,332	218,030
Current portion of deferred income taxes	102,171	102,171

Total current assets	12,632,283	7,080,080
Property, plant and equipment, net of accumulated depreciation of $726,364 and $629,205 at December 31, 2003 and June 30, 2003, respectively	476,033	541,055
Other assets:
License agreements, net of accumulated amortization of $132,427 and $118,915 at December 31, 2003 and June 30, 2003, respectively	103,002	116,514
Goodwill	544,375	544,375
Deferred income taxes	304,646	304,646
Other assets, net	227,633	238,654

	$14,287,972	$8,825,324

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$899,912	$1,642,732
Accrued expenses	203,876	205,505
Dividends payable	147,226	107,704
Income taxes payable	20,427	54,789

Total current liabilities	1,271,441	2,010,730
Revolving line of credit	—	800,000

Total liabilities	1,271,441	2,810,730
Stockholders’ equity:
Common stock, $.01 par value; authorized 50,000,000 shares; issued 5,889,046 and 4,308,169 shares at December 31, 2003 and June 30, 2003, respectively	58,890	43,082
Additional paid-in capital	13,611,758	6,387,090
Retained earnings	3,333	201,065
Treasury shares at cost: 86,026 and 80,326 at December 31, 2003 and June 30, 2003, respectively	(657,450)	(616,643)

Total stockholders’ equity	13,016,531	6,014,594

	$14,287,972	$8,825,324

See accompanying notes to condensed consolidated financial statements.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2003	2002	2003	2002
Net sales	$4,238,444	$3,508,767	$10,212,036	$8,274,958
Cost of sales	2,718,844	2,217,659	6,444,195	5,227,673

Gross margin	1,519,600	1,291,108	3,767,841	3,047,285
Selling, general and administrative expenses	1,824,741	1,505,791	3,618,187	2,966,429

Operating profit (loss)	(305,141)	(214,683)	149,654	80,856
Other income (expense)
Interest expense	(13,143)	(19,288)	(23,861)	(35,843)
Other income	9,992	2,910	10,269	3,096

Income (loss) before provision for taxes	(308,292)	(231,061)	136,062	48,109
Income tax expense (benefit)	(105,068)	—	69,994	—

Net income (loss)	$(203,224)	$(231,061)	$66,068	$48,109

Net income (loss) per share — basic	$(0.04)	$(0.05)	$0.01	$0.01

Net income (loss) per share — diluted	$(0.04)	$(0.05)	$0.01	$0.01

Weighted average shares outstanding:
Basic	5,616,399	4,224,186	4,953,501	4,227,696

Diluted	5,616,399	4,224,186	6,385,389	4,927,029

See accompanying notes to condensed consolidated financial statements.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	December 31,
	2003	2002
Cash flows from operating activities:
Net income	$66,068	$48,109
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, amortization and bad debt expense	177,796	150,945
Net changes in operating assets and liabilities	(1,136,623)	(790,872)

Net cash used in operating activities	(892,759)	(591,818)
Cash flows from investing activities:
Purchases of property and equipment	(32,137)	(141,096)
Cash flows from financing activities:
Cash paid for treasury shares	(40,808)	(98,076)
Payment of dividends	(371,504)	(85,637)
Repayment on note payable to stockholder	—	(353,063)
Proceeds from issuance of common stock	7,240,477	50
Repayment on revolving line of credit	(800,000)	—
Proceeds from revolving line of credit	—	1,150,000

Net cash provided by financing activities	6,028,165	613,274

Net increase (decrease) in cash and cash equivalents	5,103,269	(119,640)
Cash and cash equivalents at beginning of period	365,713	267,362

Cash and cash equivalents at end of period	$5,468,982	$147,722

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$23,861	$35,843

Cash paid during the period for income taxes	$290,000	$—

See accompanying notes to condensed consolidated financial statements.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation.

These unaudited condensed consolidated financial statements of Collegiate Pacific Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements and should be read in conjunction with the Company’s annual report on Form 10-KSB for the fiscal year ended June 30, 2003. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included.

Operating results for the interim period are not necessarily indicative of results that may be expected for the fiscal year ending June 30, 2004.

2.	Inventories

Inventories consist of the following:

	December 31,	June 30,
	2003	2003
Raw materials	$343,799	$310,871
Work in progress	69,200	83,229
Finished goods	3,955,636	3,297,515

	$4,368,635	$3,691,615

3.	Income Per Share

Summarized basic and diluted income per share are as follows:

	For the three months ended		For the six months ended
	December 31,		December 31,
	2003	2002	2003	2002
Net income (loss)	(203,224)	(231,061)	66,068	48,109

Weighted average common shares — basic	5,616,399	4,224,186	4,953,501	4,227,696
Effect of dilutive securities (options and warrants)	—	—	1,431,888	699,333

Weighted average common shares — diluted	5,616,399	4,224,186	6,385,389	4,927,029

Income (loss) per share — basic	$(0.04)	$(0.05)	$0.01	$0.01
Per share effect of dilutive securities (options and warrants)	—	—	—	—

Income (loss) per share — diluted	$(0.04)	$(0.05)	$0.01	$0.01

Options and warrants excluded from computation because their effect was antidilutive	3,435,620	4,905,307	1,733,560	236,500

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Stock Based Compensation

On December 11, 1998, the Company’s stockholders approved a new stock option plan (the “Plan”). The Plan initially authorized the Company’s Board of Directors to grant employees, directors and consultants of the Company up to an aggregate of 400,000 shares of the Company’s common stock, $0.01 par value per share. The Plan, as amended, now authorized the Company’s Board of Directors to grant employees, directors and consultants of the Company up to an aggregate of 1,500,000 shares of the Company’s common stock. The options vest in full upon the employee’s one-year anniversary of employment with the Company or on the award date if the employee has been employed for at least one year on the award date.

The Company accounts for all options issued under Plan in accordance with the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and income per share as if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	For the three months ended		For the six months ended
	December 31		December 31
	2003	2002	2003	2002
Net income (loss), as reported	$(203,224)	$(231,061)	$66,068	$48,109
Stock based compensation expense recorded	—	—	—	—
Deduct: Total stock-based employee compensation expense determined using the fair value based method for all awards, net of related tax effects	2,334	5,041	5,283	609,357

Pro forma income (loss)	$(205,558)	$(236,102)	$60,785	$(561,248)

Income (loss) per common share:
As reported
Basic	$(0.04)	$(0.05)	$0.01	$0.01

Diluted	$(0.04)	$(0.05)	$0.01	$0.01

Pro forma
Basic	$(0.04)	$(0.06)	$0.01	$(0.13)

Diluted	$(0.04)	$(0.06)	$0.01	$(0.13)

The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected volatility ranging from 103% to 122%; risk free interest rate of 4.48% to 4.80%; no dividend yield; and expected lives of five years.

5.	Subsequent Event

On January 9, 2004, the Company completed its previously announced acquisition of Tomark, Inc. Under the terms of the Agreement and Plan of Merger, Tomark merged

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

with and into a wholly-owned subsidiary of the Company, whereupon the surviving company changed its name to Tomark Sports, Inc. (the “Merger”). In connection with the Merger, the Company paid consideration in the amount of $5,250,000 to the shareholders of Tomark, Inc. in exchange for their Tomark shares, which consisted of $2,500,000 in cash, $250,000 in the form of promissory notes, and 270,562 shares of the Company’s common stock (the “Merger Shares”), valued at $2,500,000. The Company has agreed to register the Merger Shares with the Securities and Exchange Commission for resale by the former Tomark shareholders.

On February 9, 2004, the Company announced it had signed a definitive agreement to acquire substantially all of the operating assets of Kesslers Sport Shop, Inc. d/b/a Kesslers Team Sports. Under the terms of the Asset Purchase Agreement, a wholly-owned subsidiary of the Company will acquire those assets in exchange for a combination of cash, the assumption of specified liabilities and shares of the Company’s common stock. The transaction is subject to the satisfaction of customary closing conditions and it is anticipated that the transaction will close by the end of March 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Background

     Collegiate Pacific Inc. (“we,” “us,” “our,” or the “Company”) is in the mail order marketing of sports equipment business. We manufacture and distribute our products primarily to institutional customers located throughout the United States. Our principal customers include country clubs, school districts, colleges and universities, YMCAs, YWCAs and similar recreational organizations, municipal recreation departments, and other governmental agencies. We offer a broad line of sporting equipment and other recreational products, as well as provide after-sale customer service. We currently market about 3,200 sports and recreational related equipment and products to over 200,000 potential institutional, retail, Internet, and sporting good dealer type customers. Since commencing operations in early 1998, we have processed approximately 160,000 orders for approximately 50,000 customers. References herein to “fiscal 2003” and “fiscal 2004” refer to our fiscal years ended or ending, as the case may be, June 30, 2003 and 2004, respectively.

Three Months Ended December 31, 2003 Compared to Three Months Ended December 31, 2002 and Six Months ended December 31, 2003 Compared to Six Months Ended December 31, 2002

     Net Sales Net sales for the three months ended December 31, 2003, increased by approximately $730 thousand, or approximately 21%, compared to the same period in fiscal 2003. Net sales for the six months ended December 31, 2003, increased by approximately $1.9 million, or 23%, compared to the same period in fiscal 2003. We attribute the growth in net sales primarily to an increase in the sale of manufactured products to all of our customers, an overall increase in catalog sales, and a slight increase in our dealer related revenues, each of which was the result of our own internal growth and not due to any acquisitions. We believe future net sales will continue to rise from current levels, however, no assurances can be made that any future increases in net sales will be at the same rate as we experienced in the current period. We also believe that seasonality in our net sales will continue to be a factor in future periods because of the budgeting procedures of our customers and the seasonal demand for our products. As a result, we continue to see an increase in demand for our products during the third and fourth quarters of our fiscal year (January — June).

     Gross Profit. Gross profit for the three months ended December 31, 2003, increased by approximately $228 thousand, or 18%, compared to the same period in fiscal 2003. As a percentage of net sales, gross profit for the three months ended December 31, 2003, was approximately 36%, compared to 37% for the same period in fiscal 2003. Gross profit for the six months ended December 31, 2003, increased by approximately $721 thousand, or 24%, compared to the same period in fiscal 2003. As a percentage of net sales, gross profit for the six months ended December 31, 2003 and 2002, was 37%. The decrease in gross profit percentage for the three months ended December 31, 2003, over the same periods in fiscal 2003, was primarily due to lower absorption of labor and overhead in our manufacturing facility and slightly lower gross profits for drop-shipped products. The increase in gross profit for the six months ended December 31, 2003 compared to the same period in 2002 was primarily due to the increase in the Company’s net sales over the same period last year and an increase in the absorption of manufacturing, labor and overhead expenses as a result of increased manufacturing revenues.

     Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses for the three months ended December 31, 2003, increased by approximately

$319 thousand, or 21%, compared to the same period in fiscal 2003. As a percentage of net sales, SG&A expenses for the three months ended December 31, 2003 and 2002, was 43%. SG&A expenses for the six months ended December 31, 2003, increased by approximately $652 thousand, or 22%, compared to the same period in fiscal 2003. As a percentage of net sales, SG&A expenses for the six months ended December 31, 2003, decreased to 35% from 36% for the same period in fiscal 2003. The increase in SG&A expenses was primarily due to an increase in personnel related costs incurred in connection with additional sales personnel and additional advertising costs incurred in connection with the Company’s marketing efforts. Also contributing to the increase in SG&A expenses was an increase in general insurance costs as a result of the Company’s growth.

     Operating Profit. Operating losses increased by approximately $90 thousand for the three months ended December 31, 2003, compared to the same period in fiscal 2003. As a percentage of net sales, operating losses increased to approximately (7%) for the three months ended December 31, 2003, compared to (6%) for the same period during fiscal 2003. The increase in operating losses was primarily due to the increase in selling, general and administrative expenses relating to personnel and advertising costs incurred as a result of our increased marketing efforts. Operating profit increased by approximately $69 thousand for the six months ended December 31, 2003, compared to the same period in fiscal 2003. As a percentage of net sales, operating profit was approximately 1% for the six months ended December 31, 2003, and 2002. The slight increase in operating profit for the six months ended December 31, 2003 compared to the same period in 2002, was due primarily to the increase in our gross profit from increased sales and the lower SG&A expenses as a percentage of sales.

     Interest Expense. Interest expense decreased by approximately $6 thousand for the three months ended December 31, 2003, compared to the fiscal quarter ended December 31, 2002. Interest expense decreased by approximately $12 thousand for the six months ended December 31, 2003, compared to the same period last year. The decrease in interest expense was due to the net cash provided by our operating activities and the funds received as a result of warrants exercised during the three and six months ended December 31, 2003, which was used to reduce the outstanding balance of the Company’s borrowings, as well as lower interest rates during the second quarter of fiscal 2004 compared to the same period last year. See “Liquidity and Capital Resources.”

     Income Taxes. Income tax benefit for the three months ended December 31, 2003, increased to approximately $105 thousand, or 34% of the operating losses before income taxes, compared to the same period in fiscal 2003. Income tax expenses for the six months ended December 31, 2003, increased by approximately $70 thousand compared to the same period in fiscal 2003. As previously reported, the Company eliminated its valuation allowance on net deferred tax assets at the end of fiscal 2003. The Company recorded no income taxes or income tax benefits in the same three or six-month periods in fiscal 2003 because the change in the valuation allowance was equal to the change in the net deferred tax assets.

     Due to the elimination of the valuation allowance at June 30, 2003, the Company will record tax expense on all future net income at the Company’s effective tax rate and, accordingly, income tax expense (benefit) and net income after taxes in future periods may not be comparable to amounts recorded in fiscal 2003 and prior years.

     Net Income. Net loss decreased by approximately $28 thousand, or 12%, for the three months ended December 31, 2003, compared to the same three-month period last year. As a percentage of net sales, net loss decreased to approximately 5% for the three months ended December 31, 2003, compared to 7% for the three months ended December 31, 2002. Net income for the six months ended December 31, 2003, increased by approximately $18 thousand, or 37%, compared to the same six-month period in fiscal 2003. The increase was primarily attributable to the increases in net sales and a decrease in SG&A expenses as a percentage of net sales, which was partially offset by an increase in taxes for the six month period ended December 31, 2003 as noted above. As a percentage of net sales, net income was approximately 1% for the six months ended December 31, 2003 and 2002.

Liquidity and Capital Resources

     Cash and cash equivalents totaled approximately $5.5 million at December 31, 2003, compared to approximately $366 thousand at June 30, 2003. Cash used in operations increased by approximately $301 thousand in the six months ended December 31, 2003, primarily due to an increase in inventories, an increase in prepaid expenses, and a decrease in accounts payable, which was partially off by a decrease in accounts receivable. The changes in our accounts receivable, accounts payable and inventory are a reflection of the seasonality of the Company’s annual business cycle. During the first half of our fiscal year (July-December), our net sales during that period are historically lower than the second half of our fiscal year (January-June). As a result, the balance of our accounts receivable and accounts payable are generally lower during the first half of our fiscal year and at the same time our inventory levels are higher during this period as we prepare for the anticipated increase in net sales that we historically experience during the second half of our fiscal year.

     The Company used approximately $32 thousand in cash in investing activities during the six month period ended December 31, 2003, compared to approximately $141 thousand for the same period in fiscal 2003. The decrease was due to a lower requirement for spending on property and equipment in the six-month period in fiscal year 2004 as compared to the same period in period in fiscal year 2003 when the Company expanded its warehouse operations. The Company expects to spend approximately $150 thousand on additional property and equipment during the balance of fiscal 2004.

     The Company provided approximately $6 million from financing activities for the six months ended December 31, 2003. The cash provided by financing activities was from the issuance of common stock upon the exercise of common stock warrants and options of approximately $7.2 million, offset by the purchase of treasury shares of approximately $41 thousand, the payments of dividends of approximately $372 thousand, and repayments on the revolving line of credit of approximately $800 thousand during the period. For the same period in fiscal 2003, the Company provided approximately $613 thousand from financing activities, which was due to a net increase in outstanding debt of approximately $1.2 million, partially offset by cash paid for treasury shares of approximately $98 thousand, the payment of dividends of approximately $86 thousand, and repayments on a note payable to stockholder of approximately $353 thousand.

     Current assets totaled approximately $12.6 million at December 31, 2003, providing the company with working capital of approximately $11.4 million.

     On December 16, 2003, the Company’s entered into a new revolving credit facility with Merrill Lynch Business Financial Services Inc. (“Merrill Lynch”). This $5.0 million revolving credit facility with Merrill Lynch (the “Line of Credit”) is the Company’s principal external source of liquidity. The Line of Credit replaced the revolving credit facility the Company previously maintained with Bank of America, N.A.

     The Line of Credit matures on December 31, 2004, and is secured by all of the Company’s assets. Borrowings under the Line of Credit bear interest at the rate of 2.25% plus the 1 month LIBOR rate (1.14% at December 31, 2003). The Line of Credit permits the Company to borrow against up to 80% of its eligible accounts receivable and 50% of its eligible inventory, but not to exceed $5 million. As of December 31, 2003, nothing was outstanding under the Line of Credit, leaving the Company with approximately $3.5 million of additional availability under the terms of the borrowing base formula of the Line of Credit. The Line of Credit contains customary covenants and the Company must maintain certain financial ratios pertaining to its net worth and fixed charges. The Company is currently in compliance with all financial covenants and management does not believe that the financial covenants set forth in the Line of Credit will have an adverse impact on its operations or future plans.

     Through February 10, 2004, the Company has received approximately $9.8 million from the exercise of approximately 1.9 million of the approximately 4.2 million outstanding warrants that were issued as a dividend to all stockholders of record on May 26, 2000, as well as from the exercise of outstanding employee stock options. The per share exercise price of the warrants is $5.00 per share and the warrants expire on May 26, 2005. If the remaining 2.3 million warrants were exercised, the Company would receive approximately $11.7 million from the exercise of those warrants. No assurances, however, can be made that any additional warrants will be exercised.

     As we announced in a press release on October 7, 2003, Michael J. Blumenfeld, our Chief Executive Officer and majority shareholder, sold on a firm commitment basis directly to Roth Capital Partners, LLC, 1,000,000 warrants formerly held by Mr. Blumenfeld at a per warrant price of $1.95. Those 1,000,000 warrants entitled the holder to purchase an aggregate of 1,000,000 shares of Collegiate Pacific’s common stock for $5.00 per share. The Registration Statement on Form SB-2 (No. 333-34294), which became effective on April 7, 2000, covered the issuance and resale of the warrants and underlying common stock, including Mr. Blumenfeld’s sale of his warrants.

     Under the terms of the offering, Roth Capital immediately exercised the warrants and the company issued 1,000,000 shares of its common stock directly to Roth Capital. Roth Capital sold these shares to institutional investors at a price of $6.95 per share. Collegiate Pacific received $4,550,000, net of commissions and expenses of approximately $450,000, from the exercise of the warrants. The Company used a portion of the net proceeds for working capital and general corporate purposes, as well as to pay the cash portion of the purchase price the Company paid to the former stockholders of Tomark, Inc. under the terms of the Agreement and Plan of Merger. The Company plans to use a portion of the proceeds to fund its acquisition of substantially all of the operating assets of Kesslers Sport Shop, Inc. d/b/a Kesslers Team Sports.

     As we announced on January 9, 2004, the Company completed its acquisition of Tomark, Inc. by merging Tomark with and into one of our wholly-owned subsidiaries. We paid the former stockholders of Tomark, a total of $5,250,000, which consisted of $2,500,000 in cash, $250,000 in promissory notes and 270,562 shares of our common stock valued at $2,500,000. We have agreed to register those shares with the Securities and Exchange Commission. Further, so long as the former Tomark stockholders comply with the applicable provisions of the Agreement and Plan of Merger, on the first to occur of either (a) the nine month anniversary of the closing or (b) the six month anniversary of the registration statement covering those shares, we have agreed to repurchase from the former Tomark stockholders for cash any of the shares of our common stock issued to those former stockholders that have not been sold by them as of the applicable anniversary for a per share price of $9.24 (the same price we used to determine the number of shares of our common stock to issue at closing) or, in the event all of those shares have been sold as of the applicable anniversary date, we have agreed to pay those former stockholders an amount in cash equal to the difference between $2,500,000 and the total sales proceeds received by those stockholders from the sale of our shares. On February 10, 2004, the per share closing price of our common stock on AMEX was $10.05.

     On February 9, 2004, we announced the signing of a definitive agreement to acquire substantially all of the operating assets of Kesslers Sport Shop, Inc. d/b/a Kesslers Team Sports. Under the terms of the Asset Purchase Agreement, a wholly-owned subsidiary of the Company will acquire those assets in exchange for a combination of cash, the assumption of specified liabilities and shares of the Company’s common stock. The transaction is subject to the satisfaction of customary closing conditions and it is anticipated that the transaction will close by the end of March 2004.

     We believe the Company will satisfy its short term and long-term liquidity needs from borrowings under the Line of Credit, cash flows from operations, and proceeds received from the exercise of outstanding warrants. We may experience periods of higher borrowing under the Line of Credit due to the seasonal nature of the Company’s business cycle. We are actively seeking expansion through acquisitions and/or joint ventures, and the success of such efforts may require additional bank debt, equity financing, or private financing.

Caution Regarding Forward-Looking Statements

     The Company occasionally makes forward-looking statements concerning its plans, goals, product and service offerings, and anticipated financial performance. These forward-looking statements may generally be identified by introductions such as “outlook” for an upcoming period of time, or words and phrases such as “should”, “expect”, “hope”, “plans”, “projected”, “believes”, “forward- looking” (or variants of those words and phrases) or similar language indicating the expression of an opinion or view concerning the future.

     These forward-looking statements are subject to risks and uncertainties based on a number of factors and actual results or events may differ materially from those anticipated by such forward-looking statements. These factors include, but are not limited to: the growth rate of the Company’s revenue and market share; the consummation of new, and the non-termination of, existing contracts; material adverse changes in the economic conditions in the Company’s markets, including as a result of terrorist attacks, new competitors entering the Company’s business, the Company’s ability to effectively manage its business functions while growing its business in a rapidly changing environment; the Company’s ability to adapt and expand its services in such an environment; the Company’s ability to successfully refinance or extend its Line of Credit or obtain alternative sources of financing; the effective and efficient management of the Company’s inventory levels and processing of sales orders; the quality of the Company’s plans and strategies; the Company’s ability to execute such plans and strategies; whether or not the company consummates its previously announced acquisition of Kesslers Sport Shop; and how much the Company may receive from the exercise of outstanding stock options and warrants, if anything, and the Company’s ability to retain key executives and employees.

     In addition, forward-looking statements concerning the Company’s expected revenue or earnings levels are subject to many additional uncertainties applicable to competitors generally and to general economic conditions over which the Company has no control, including, but not limited to, material adverse changes in the economic conditions in the Company’s markets, including as a result of terrorist attacks, competition from others, the amount, if any, the Company may receive from the exercise of outstanding stock options and warrants, and the ability to obtain and retain key executives and employees. The Company does not plan to generally publicly update prior forward-looking statements for unanticipated events or otherwise and, accordingly, prior forward-looking statements should not be considered to be “fresh” simply because the Company has not made additional comments on those forward-looking statements. See the risk factors set forth in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003.

Item 3. Controls and Procedures.

     Evaluation of Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, which disclosed no significant deficiencies or material weaknesses, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report.

     Changes in Internal Controls. There were no significant changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

A.	Exhibits.

The following exhibits are filed as part of this report:

Exhibit
Number	Exhibit
3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Loan and Security Agreement*

21	Subsidiaries (2)

31.1	Section 302 Certification of Principal Executive Officer*

31.2	Section 302 Certification of Principal Financial Officer*

32.	Section 906 Certifications of Principal Executive and Principal Financial Officers**

*	Filed herewith

**	Furnished herewith

(1)	Previously filed as an exhibit to the company’s Form 8-A dated September 9, 1999.

(2)	Previously filed as an exhibit to the company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003.

B.	Reports on Form 8-K.

     The Company filed a Current Report on Form 8-K on October 7, 2003, announcing that Michael J. Blumenfeld, the Company’s Chief Executive Officer, had completed an offering on a firm commitment underwritten basis directly to Roth Capital Partners, LLC, of 1,000,000 warrants held by Mr. Blumenfeld. Under the terms of the offering, Roth Capital immediately exercised the warrants and the company issued 1,000,000 shares of its common stock directly to Roth Capital. The Company also filed a Current Report on Form 8-K on October 30, 2003, announcing its financial results for the fiscal quarter ended September 30, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

COLLEGIATE PACIFIC INC.

Dated: February 13, 2004	/s/ Michael J. Blumenfeld
Michael J. Blumenfeld, Chairman and
Chief Executive Officer

/s/ William R. Estill
William R. Estill, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit
3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Loan and Security Agreement*

21	Subsidiaries (2)

31.1	Section 302 Certification of Principal Executive Officer*

31.2	Section 302 Certification of Principal Financial Officer*

32.	Section 906 Certifications of Principal Executive and Principal Financial Officers**

*	Filed herewith

**	Furnished herewith

(1)	Previously filed as an exhibit to the company’s Form 8-A dated September 9, 1999.

(2)	Previously filed as an exhibit to the company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003.