Form 10QSB
period 2004-03-31
COLLEGIATE PACIFIC INC
filed 2004-05-13
CIK 828747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2004

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

As of May 10, 2004, there were 8,834,045 shares of the issuer’s common stock outstanding and 1,069,333 of the issuer’s common stock purchase warrants outstanding.

Transitional Small Business Disclosure Format (check one):
Yes [  ] No [X]

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

Page
Number
PART I: FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets at March 31, 2004 and June 30, 2003	1
Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2004 and 2003	2
Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2004 and 2003	3
Notes to the Condensed Consolidated Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3. Controls and Procedures	13
PART II: OTHER INFORMATION
Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities	14
Item 4. Submission of Matters to a Vote of Security Holders	14
Item 6. Exhibits and Reports on Form 8-K	15
Signatures	16
Letter Agreement
Lease Agreement
Standard Industrial/Commercial Single-Tenant Lease
Subsidiaries
302 Certification of Principal Executive Officer
302 Certification of Principal Financial Officer
Section 906 Certifications

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2004	2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,110,780	$365,713
Accounts receivable, net of allowance for doubtful accounts of $177,275 and $121,139 at March 31, 2004 and June 30, 2003, respectively	4,662,742	2,702,551
Inventories	4,791,067	3,691,615
Prepaid expenses and other current assets	872,203	218,030
Current portion of deferred taxes	132,779	102,171

Total current assets	17,569,571	7,080,080
PROPERTY AND EQUIPMENT:
Property and equipment, net of accumulated depreciation of $788,131 and $629,205 at March 31, 2004 and June 30, 2003, respectively	596,498	541,055
License agreements, net of accumulated amortization of $139,183 and $118,915 at March 31, 2004 and June 30, 2003, respectively	96,246	116,514
Goodwill	5,170,304	544,375
Deferred income taxes	307,160	304,646
Other assets, net	229,540	238,654

Total assets	$23,969,319	$8,825,324

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILTIES:
Accounts payable	$2,759,281	$1,642,732
Accrued liabilities	560,948	205,505
Dividends payable	197,578	107,704
Income taxes payable	459,226	54,789

Total current liabilities	3,977,033	2,010,730
REDEEMABLE COMMON STOCK, 270,562 shares issued at March 31, 2004 (see Note 2)	2,500,000	—
LONG-TERM DEBT	229,200	800,000
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 50,000,000 shares authorized; 6,873,690, including 270,562 shares of redeemable common stock, and 4,308,169 shares issued at March 31, 2004 and June 30, 2003, respectively	66,031	43,082
Additional paid-in capital	17,154,056	6,387,090
Retained earnings	700,450	201,065
Treasury stock at cost, 86,026 and 80,326 at March 31, 2004 and June 30, 2003, respectively	(657,451)	(616,643)

Total stockholders’ equity	17,263,086	6,014,594

Total liabilities and stockholders’ equity	$23,969,319	$8,825,324

The accompanying notes are an integral part of these financial statements.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Net sales	$11,153,919	$6,071,820	$21,365,956	$14,346,778
Cost of sales	7,014,007	3,726,145	13,458,203	8,953,818

Gross profit	4,139,912	2,345,675	7,907,753	5,392,960
Selling, general, and administrative expenses	2,641,703	1,738,007	6,259,890	4,704,436

Operating profit	1,498,209	607,668	1,647,863	688,524
Other income (expense):
Interest income	6,210	—	15,484	—
Interest expense	(4,823)	(25,729)	(28,684)	(61,572)
Other	1,435	826	2,430	3,922

Income before income taxes	1,501,031	582,765	1,637,093	630,874
Provision for income tax	606,336	—	676,330	—

Net income	$894,695	$582,765	$960,763	$630,874

Net income per share common stock — basic	$0.14	$0.14	$0.18	$0.15

Net income per share common stock — diluted	$0.11	$0.13	$0.14	$0.13

Weighted average number of shares outstanding:
Basic	6,516,430	4,223,684	5,474,477	4,226,359

Diluted	7,957,793	4,349,377	6,909,524	4,734,478

The accompanying notes are an integral part of these financial statements.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net income	$960,763	$630,874
Adjustments to reconcile net income to cash (used in) provided by operating activities -
Depreciation, amortization, and provision for uncollectable accounts receivable	294,857	239,870
Net changes in operating assets and liabilities, net of effects of acquisitions	(1,865,602)	(1,844,837)

Net cash used in operating activities	(609,982)	(974,093)
Cash flows from investing activities:
Purchases of property and equipment	(118,670)	(155,371)
Purchase of subsidiary, net of cash acquired	(2,069,967)	—

Net cash used in investing activities	(2,188,637)	(155,371)
Cash flows from financing activities:
Purchase of treasury shares	(40,808)	(99,921)
Payment of cash dividends on common stock	(371,504)	(171,274)
Payments on notes payable	(833,918)	(353,063)
Proceeds from issuance of common stock	10,789,916	50
Proceeds from borrowings under line of credit	—	2,050,000

Net cash provided by financing activities	9,543,686	1,425,792

Increase in cash and cash equivalents	6,745,067	296,328
Cash and cash equivalents, beginning of period	365,713	267,362

Cash and cash equivalents, end of period	$7,110,780	$563,690

Supplemental disclosure of cash flow information:
Cash paid for interest	$28,684	$61,572

Cash paid for income taxes	290,000	—

Supplemental disclosure of non-cash investing and financing activities:
Fair value of assets acquired in business acquisitions	1,204,634	—

Liabilities assumed in business acquisitions	857,013	—

The accompanying notes are an integral part of these financial statements.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation:

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

2. Business Combinations:

     On January 9, 2004, the Company completed its acquisition of Tomark, Inc. by merging Tomark with and into a wholly-owned subsidiary of the Company. The Company paid the former stockholders of Tomark a total of $5,250,000, which consisted of $2,500,000 in cash, $250,000 in promissory notes, and 270,562 shares of the Company’s common stock valued at $2,500,000. The Company has agreed to register those shares with the Securities and Exchange Commission. Further, so long as the former Tomark stockholders comply with the applicable provisions of the Agreement and Plan of Merger, on the first to occur of either (a) the nine month anniversary of the closing or (b) the six month anniversary of the registration statement covering those shares, the Company has agreed to repurchase from the former Tomark stockholders, for cash, any of the shares of common stock issued to those former stockholders that have not been sold by them as of the applicable anniversary for a per share price of $9.24 (the same price the Company used to determine the number of shares of common stock to issue at closing) or, in the event all of those shares have been sold as of the applicable anniversary date, the Company agreed to pay those former stockholders an amount in cash equal to the difference between $2,500,000 and the total sales proceeds received by those stockholders from the sale of the shares. The cash portion of the purchase price was paid out of the Company’s working capital. After determining that the value of any identifiable intangible assets was not material, the excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill in the amount of $4,625,929. In accordance with Statement of Financial Accounting Standards No. 142, the goodwill associated with this acquisition is not being amortized, but will be tested annually for impairment.

     The acquisition of Tomark, Inc. was accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of Tomark have been included in the Company’s consolidated financial statements since the date of acquisition. The purchase price was allocated to assets acquired, which did not include any identified intangible assets, and liabilities assumed, based on their respective estimated fair values at the date of acquisition. The Company’s purchase price allocation is preliminary, subject to post-acquisition due diligence, and may be adjusted as additional information is obtained.

     The following presents the unaudited pro forma results for the Company for the three and nine months ended March 31, 2004 and 2003, as if the acquisition of Tomark, Inc. had been consummated at the beginning of each of the periods presented. The pro forma results are prepared for comparative purposes only and do not necessarily reflect the results that would have

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

occurred had the acquisition occurred at the beginning of the periods presented or the results which may occur in the future.

	Three months ended		Nine months ended
	March 31,		March 31,
	2004	2003	2004	2003
Net sales	$11,153,919	$9,337,960	$25,363,978	$21,075,871
Net income	894,695	726,806	683,237	413,666
Net income per share common stock:
Basic	$0.14	$0.17	$0.12	$0.10

Diluted	$0.11	$0.17	$0.10	$0.09

3. Inventories:

     Inventories at March 31, 2004 and June 30, 2003 consisted of the following:

	March 31,	June 30,
	2004	2003
Raw materials	$601,793	$310,871
Work in progress	116,854	83,229
Finished goods	4,072,420	3,297,515

Inventories	$4,791,067	$3,691,615

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Income Per Share:

     Summarized basic and diluted income per share are as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2004	2003	2004	2003
Net income	$894,695	$582,765	$960,763	$630,874

Weighted average common shares - basic	6,516,430	4,223,684	5,474,477	4,226,359
Effect of dilutive securities (options and warrants)	1,441,363	125,693	1,435,047	508,119

Weighted average common shares - diluted	7,957,793	4,349,377	6,909,524	4,734,478

Net income per share – basic	$0.14	$0.14	$0.18	$0.15
Per share effect of dilutive securities	(0.03)	(0.01)	(0.04)	(0.02)

Net income per share – diluted	$0.11	$0.13	$0.14	$0.13

Options and warrants excluded from computation because their effect was antidilutive	—	236,500	1,155,707	236,500

5. Stock Based Compensation:

     On December 11, 1998, the Company’s stockholders approved a new stock option plan (the “Plan”). The Plan initially authorized the Company’s Board of Directors to grant employees, directors and consultants of the Company up to an aggregate of 400,000 shares of the Company’s common stock, $0.01 par value per share. The Plan, as amended, now authorizes the Company’s Board of Directors to grant employees, directors and consultants of the Company up to an aggregate of 1,500,000 shares of the Company’s common stock. The options vest in full upon the employee’s one-year anniversary of employment with the Company or on the award date if the employee has been employed for at least one year on the award date.

     The Company accounts for all options issued to employees and directors under the Plan in accordance with the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and income per share as if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2004	2003	2004	2003
Net income, as reported	$894,695	$582,765	$960,763	$630,874
Add: stock-based employee compensation expense included in net income	—	—	—	—
Deduct: stock-based employee compensation expense determined using the fair value based method for all awards	2,207	4,932	7,490	614,288

Pro forma net income	$892,488	$577,833	$953,273	$16,586

Income per common share:
As reported:
Basic	$0.14	$0.14	$0.18	$0.15

Diluted	$0.11	$0.13	$0.14	$0.13

Pro forma:
Basic	$0.14	$0.14	$0.17	$0.00

Diluted	$0.11	$0.13	$0.14	$0.00

     The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: expected volatility ranging from 103% to 122%; risk free interest rate of 4.48% to 4.80%; no dividend yield; and expected lives of five years.

6. Subsequent Event:

     On April 1, 2004, the Company completed its previously announced acquisition of substantially all of the operating assets of Kesslers Sport Shop, Inc. d/b/a Kesslers Team Sports, Inc., an Indiana corporation (“Kesslers”). Under the terms of the purchase agreement, the Company paid Kesslers $13,750,000 for substantially all of its operating assets. The payment consisted of $6,500,000 in cash and 906,250 shares of Collegiate Pacific’s common stock (the “Shares”) valued at $7,250,000. The Company also paid certain liabilities of Kesslers at closing in the approximate amount of $4,700,000 and assumed certain other specified liabilities of Kesslers related to the acquired operating assets. The Company also agreed to register all of the Shares for resale with the Securities and Exchange Commission. Additionally, so long as Kesslers and its stockholders comply with the applicable provisions of the purchase agreement, the Company is required to either (a) repurchase from Kesslers or its stockholders, as the case may be, for cash any of the Shares that have not been sold by Kesslers prior to the second anniversary of the effective date of a registration statement covering the Shares for a per share price of $8.00 (the same per share price used to determine the number of Shares issued at closing) or (b) if all of the Shares have been sold as of the second anniversary of the effective date of a registration statement covering the Shares, pay Kesslers an amount in cash equal to the difference between $7,250,000 and the total sales proceeds received by Kesslers from the sale of the Shares. The parties also entered into an escrow agreement pursuant to which 31,250 of the Shares payable to Kesslers will be held in escrow to secure the indemnification obligations of Kesslers and its stockholders.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

     Collegiate Pacific Inc. (“we,” “us,” “our,” or the “Company”) is in the mail order marketing of sports equipment business. We manufacture and distribute our products primarily to institutional customers located throughout the United States. Our principal customers include country clubs, school districts, colleges and universities, YMCAs, YWCAs and similar recreational organizations, municipal recreation departments, and other governmental agencies. We offer a broad line of sporting equipment and other recreational products, as well as provide after-sale customer service. We currently market about 7,000 sports and recreational related equipment and products to over 200,000 potential institutional, retail, Internet, and sporting good dealer type customers. Since commencing operations in early 1998, we have processed approximately 160,000 orders for approximately 70,000 customers. References herein to “fiscal 2003” and “fiscal 2004” refer to our fiscal years ended or ending, as the case may be, June 30, 2003 and 2004, respectively.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003 and Nine Months ended March 31, 2004 Compared to Nine Months Ended March 31, 2003

     Net Sales. Net sales for the three months ended March 31, 2004, increased by approximately $5.1 million, or approximately 84%, compared to the same period in fiscal 2003. Net sales for the nine months ended March 31, 2004, increased by approximately $7.0 million, or 49%, compared to the same period in fiscal 2003. We attribute the growth in net sales to an increase in catalog sales during the periods. Our increase in catalog sales was due to our expanded product offerings and the overall growth in our customer base. Specifically, our net sales growth for the three and nine months ended March 31, 2004, were enhanced by approximately $3.4 million due to our acquisition of Tomark, Inc. in January 2004. We believe future net sales will continue to rise from current levels, however, no assurances can be made that any future increases in net sales will be at the same rate as we experienced in the current period. We also believe that seasonality in our net sales will continue to be a factor in future periods because of the budgeting procedures of our customers and the seasonal demand for our products. As a result, we expect to see an increase in demand for our products during the third and fourth quarters of our fiscal year (January — June).

     Gross Profit. Gross profit for the three months ended March 31, 2004, increased by approximately $1.8 million, or 76%, compared to the same period in fiscal 2003. As a percentage of net sales, gross profit for the three months ended March 31, 2004, was approximately 37%, compared to 39% for the same period in fiscal 2003. Gross profit for the nine months ended March 31, 2004, increased by approximately $2.5 million, or 47%, compared to the same period in fiscal 2003. As a percentage of net sales, gross profit for the nine months ended March 31, 2004 was 37%, compared to 38% for the same period in fiscal 2003. Of the increase from fiscal 2003, approximately $1.3 million of gross profit for the three and nine months ended March 31, 2004 was the result of the acquisition of Tomark, Inc. The increase in gross profit dollars for the three and nine months ended March 31, 2004, compared to the same periods in fiscal 2003 was primarily due to the increase in the Company’s net sales and an increase in the absorption of manufacturing, labor and overhead expenses as a result of increased manufacturing revenues. The decrease in gross profit percentage for the three and nine months ended March 31, 2004, compared to the same periods in fiscal 2003, was primarily due to a slight increase in the sale of drop-shipped products as a percentage of net sales, which historically have lower margins, and an increase in freight costs during the three months ended March 31, 2004. Management believes that gross profit will fluctuate from historical results, either higher or lower, due in part to operating results of acquisitions made by the Company. Other factors which affect gross margin are the cost of freight, which is influenced by oil prices, the cost of raw materials used in the manufacturing process and the Company’s ability to pass these cost changes to its customer base in a timely manner.

     Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2004, increased by approximately $904 thousand, or 52%, compared to the same period in fiscal 2003. As a percentage of net sales, SG&A expenses for the three months ended March 31, 2004, were 24%, compared to 29% for the same period in fiscal 2003. SG&A expenses for the nine months ended March 31, 2004, increased by approximately $1.6 million, or 33%, compared to the same period in fiscal 2003. As a percentage of net sales, SG&A expenses for the nine months ended March 31, 2004, decreased to 29% from 33% for the same period in fiscal 2003. The increase in SG&A expenses was primarily due to the acquisition of Tomark, Inc. in January 2004, which contributed approximately $684 thousand in SG&A expenses for the three and nine months ended March 31, 2004. The remaining increase is attributable to an increase in personnel related costs incurred in connection with additional sales personnel and a slight increase in general insurance costs incurred in connection with the Company’s growth. As noted by the change in the percentage of SG&A expenses to total revenues, improved leverage of these expenses has occurred with the acquisition of Tomark, Inc.

     Operating Profit. Operating profits increased by approximately $891 thousand for the three months ended March 31, 2004, compared to the same period in fiscal 2003. As a percentage of net sales, operating profits increased to approximately 13% for the three months ended March 31, 2004, compared to 10% for the same period during fiscal 2003. Operating profit increased by approximately $959 thousand for the nine months ended March 31, 2004, compared to the same period in fiscal 2003. As a percentage of net sales, operating profit was approximately 8% for the nine months ended March 31, 2004, compared to 5% for the same period during fiscal 2003. The increase in operating profit for the three and nine months ended March 31, 2004, compared to the same periods in 2003, was partially a result of the acquisition of Tomark, Inc, which contributed approximately $629 thousand to the increase in operating profit. Increases in our gross profit from increased sales and the lower SG&A expenses as a percentage of sales also contributed to higher operating profits during the periods.

     Interest Expense. Interest expense decreased by approximately $21 thousand for the three months ended March 31, 2004, compared to the same period in fiscal 2003. Interest expense decreased by approximately $33 thousand for the nine months ended March 31, 2004, compared to the same period last year. The decrease in interest expense was due to the net cash provided by our operating activities and the funds received as a result of common shares issued for cash during the three and nine months ended March 31, 2004, which was used to reduce the outstanding balance of the Company’s borrowings, as well as lower interest rates during the three months ended March 31, 2004, compared to the same period last year. See “Liquidity and Capital Resources.”

     Income Taxes. Income tax expense for the three months ended March 31, 2004, increased to approximately $606 thousand. Income tax expenses for the nine months ended March 31, 2004, increased to approximately $676 thousand. As previously reported, the Company eliminated its valuation allowance on net deferred tax assets at the end of fiscal 2003. The Company recorded no income taxes or income tax benefits in the same three or nine-month periods in fiscal 2003 because the change in the valuation allowance was equal to the change in the net deferred tax assets.

     Due to the elimination of the valuation allowance at June 30, 2003, the Company will continue to record tax expense on all future net income at the Company’s effective tax rate and, accordingly, income tax expense (benefit) and net income after taxes in future periods may not be comparable to amounts recorded in fiscal 2003 and prior years. The Company’s tax rate differs from the statutory rate due to the effect of state income taxes.

     Net Income. Net income increased by approximately $312 thousand, or 54%, for the three months ended March 31, 2004, compared to the same three-month period last year. As a percentage of net sales, net income decreased to approximately 8% for the three months ended March 31, 2004, compared to 10% for the three months ended March 31, 2003. Net income for the nine months ended March 31, 2004, increased by approximately $330 thousand, or 52%, compared to the same nine-month period in fiscal 2003. As a percentage of net sales, net income was approximately 5% for the nine months ended March 31, 2004 and 2003. The increase was primarily attributable to the acquisition of Tomark, Inc., which contributed approximately $353 thousand in net income for the three and nine months ended March 31, 2004. Other factors that affected net income for the nine-month period ended March 31, 2004, were increases in net sales, and a decrease in SG&A expenses as a percentage of net sales, which was partially offset by an increase in taxes, as noted above.

Liquidity and Capital Resources

     Cash and cash equivalents totaled approximately $7.1 million at March 31, 2004, compared to approximately $366 thousand at June 30, 2003. Cash used in operations decreased by approximately $364 thousand in the nine months ended March 31, 2004, primarily due to an increase in net income generated during the period as discussed above.

     During the nine-month period ended March 31, 2004, cash used in investing activities was approximately $2.2 million, compared to approximately $155 thousand for the same period in fiscal year 2003. The increase is directly attributable to the $2.5 million in cash used to acquire Tomark Inc., net of approximately $430 thousand of cash acquired. In addition, a decrease in purchases of property and equipment of approximately $37 thousand was due to a lower requirement for spending on property and equipment during the nine months ended March 31, 2004, compared to the same period in period in fiscal 2003 when the Company expanded its warehouse operations. The Company expects to spend approximately $100 thousand on additional property and equipment during the balance of fiscal 2004.

     The Company provided approximately $9.5 million from financing activities for the nine months ended March 31, 2004. The cash provided by financing activities was from the issuance of common stock upon the exercise of our outstanding common stock warrants and options of approximately $10.8 million, offset by the purchase of treasury shares of approximately $41 thousand, the payment of cash dividends in the amount of approximately $372 thousand, and repayments on our long-term debt of approximately $834 thousand during the period. For the same period in fiscal 2003, the Company provided approximately $1.4 million from financing activities, which was due to a net increase in outstanding debt of approximately $2.1 million, partially offset by cash paid for treasury shares of approximately $100 thousand, the payment of dividends of approximately $171 thousand, and repayments on a note payable to stockholder of approximately $353 thousand.

     Current assets totaled approximately $17.6 million at March 31, 2004, providing the company with working capital of approximately $13.6 million.

     The Company’s principal external source of liquidity is its $12.0 million revolving line of credit with Merrill Lynch Business Financial Services Inc. (the “Line of Credit”). On April 1, 2004, the amount of the Line of Credit was temporarily increased from $5.0 million to $7.0 million to provide the Company with sufficient availability under the Line of Credit to consummate its acquisition of Kesslers Team Sports, Inc. On April 28, 2004, the Company and Merrill Lynch Business Financial Services Inc. agreed to the terms of an amendment to the Line of Credit, the terms of which permanently increased the amount of the Line of Credit to $12.0 million and extended the maturity date of the Line of Credit to December 31, 2005. The Line of Credit remains secured by all of the Company’s assets. Borrowings under the Line of Credit bear interest at the rate of 2.25% plus the 1 month LIBOR rate (1.09% at March 31, 2004). The Line of Credit permits the Company to borrow against up to 80% of its eligible accounts receivable and 50% of its eligible inventory, but not to exceed $12 million. As of March 31, 2004, there was no balance outstanding under the Line of Credit, leaving the Company with approximately $5 million of additional availability under the terms of the borrowing base formula of the Line of Credit, which was the maximum amount of the Line of Credit prior to the April 1, 2004, temporary increase and April 28, 2004, amendment.

     The current balance of the Line of Credit is $2.5 million, leaving the Company with approximately $9.5 million of additional availability under the terms of the borrowing base formula of the Line of Credit. The Line of Credit contains customary covenants and the Company must maintain certain financial ratios pertaining to its net worth and fixed charges. The Company is currently in compliance with all financial covenants and management does not believe that the financial covenants set forth in the Line of Credit will have an adverse impact on its operations or future plans.

     On April 14, 2004, the Company announced its Board of Directors had unanimously authorized the Company to call the warrants for cancellation effective as of May 21, 2004. Any warrant that is not exercised by the close of business on May 20, 2004 will be cancelled and will become entitled to receive $0.05 for each share of Collegiate Pacific’s common stock that could have been acquired upon the exercise of the warrant prior to cancellation. The per share exercise price of the warrants is $5.00 per share.

     Through May 10, 2004, the Company has received approximately $15.8 million from the exercise of approximately 3.2 million of the approximately 4.2 million outstanding warrants that were issued as a dividend to all stockholders of record on May 26, 2000, as well as from the exercise of outstanding employee stock options. If the remaining 1.0 million warrants were exercised, the Company would receive approximately $5.0 million from the exercise of those warrants. No assurances, however, can be made that any additional warrants will be exercised.

     As we announced on January 9, 2004, the Company completed its acquisition of Tomark, Inc. by merging Tomark with and into one of our wholly-owned subsidiaries. We paid the former stockholders of Tomark, a total of $5,250,000, which consisted of $2,500,000 in cash, $250,000 in promissory notes and 270,562 shares of our common stock valued at $2,500,000. We have agreed to register those shares with the Securities and Exchange Commission. Further, so long as the former Tomark stockholders comply with the applicable provisions of the Agreement and Plan of Merger, on the first to occur of either (a) the nine month anniversary of the closing or (b) the six month anniversary of the registration statement covering those shares, we have agreed to repurchase from the former Tomark stockholders for cash any of the shares of our common stock issued to those former stockholders that have not been sold by them as of the applicable anniversary for a per share price of $9.24 (the same price we used to determine the number of shares of our common stock to issue at closing) or, in the event all of those shares have been sold as of the applicable anniversary date, we have agreed to pay those former stockholders an amount in cash equal to the difference between $2,500,000 and the total sales proceeds received by those stockholders from the sale of our shares. The cash portion of the purchase price was paid out of our working capital.

     As we announced on April 1, 2004, the Company completed its acquisition of substantially all of the operating assets and assumed specified operating liabilities of Kesslers Team Sports, Inc., pursuant to an Asset Purchase Agreement. We paid Kesslers $13,750,000 for substantially all of its operating assets, which consisted of $6,500,000 in cash and 906,250 shares of our common stock valued at $7,250,000. We also paid certain liabilities of Kesslers at closing in the approximate amount of $4,700,000 and assumed certain other specified liabilities of Kesslers related to the acquired operating assets. We have agreed to register those shares with the Securities and Exchange Commission. Further, so long as Kesslers and its stockholders comply with the applicable provisions of the Asset Purchase Agreement, we are required to either (a) repurchase from Kesslers or its stockholders, as the case may be, for cash any of the shares that have not been sold by Kesslers or its stockholders prior to the second anniversary of the effective date of a registration statement covering the shares for a per share price of $8.00 (the same per share price used to determine the number of shares issued at closing) or (b) if all of the shares have been sold as of the second anniversary of the effective date of a registration statement covering the shares, pay Kesslers an amount in cash equal to the difference between $7,250,000 and the total sales proceeds received by Kesslers or its stockholders from the sale of the shares. The parties also entered into an escrow agreement pursuant to which 31,250 of the shares payable to Kesslers will be held in escrow to secure the indemnification obligations of Kesslers and its stockholders. The cash portion of the purchase price was paid out of our working capital and from proceeds drawn against our Line of Credit. On May 10, 2004, the per share closing price of our common stock on AMEX was $9.05.

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

Caution Regarding Forward-Looking Statements

     The Company occasionally makes forward-looking statements concerning its plans, goals, product and service offerings, and anticipated financial performance. These forward-looking statements may generally be identified by introductions such as “outlook” for an upcoming period of time, or words and phrases such as “should,” “expect,” “hope,” “plans,” “projected,” “believes,” “forward- looking” (or variants of those words and phrases) or similar language indicating the expression of an opinion or view concerning the future.

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

     In addition, forward-looking statements concerning the Company’s expected revenue or earnings levels are subject to many additional uncertainties applicable to competitors generally and to general economic conditions over which the Company has no control, including, but not limited to, material adverse changes in the economic conditions in the Company’s markets, including as a result of terrorist attacks, and competition from others. The Company does not plan to generally update prior forward-looking statements for unanticipated events or otherwise and, accordingly, prior forward-looking statements should not be considered to be “fresh” simply because the Company has not made additional comments on those forward-looking statements. See the risk factors set forth in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003.

ITEM 3. Controls and Procedures

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

PART II. OTHER INFORMATION

ITEM 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

     On January 9, 2004, Collegiate Pacific issued 270,562 shares of its common stock, valued at $2,500,000, to the two former stockholders of Tomark, Inc., Thomas C. White and Mark S. Harpin, as partial consideration for the Company’s acquisition of Tomark, Inc. On April 1, 2004, Collegiate Pacific issued 906,250 share of its common stock, valued at $7,250,000, to Kesslers Sport Shop, Inc. as partial consideration for the Company’s acquisition of substantially all of the operating assets of Kesslers Sport Shop, Inc. The Company relied on Section 4(2) of the Securities Act of 1933, as amended, to issue the shares of its common stock to the former stockholders of Tomark and to Kesslers Sport Shop as neither issuance involved a public offering of Collegiate Pacific’s common stock. Collegiate Pacific filed a Form D with the Securities and Exchange Commission covering both issuances of common stock.

ITEM 4. Submission of Matters to a Vote of Security Holders

     As contemplated in the Company’s Proxy Statement, which was mailed to stockholders beginning on December 12, 2003, the Company’s stockholders elected Michael J. Blumenfeld, Adam Blumenfeld, Arthur J. Coerver, Harvey Rothenberg, Jeff Davidowitz, William H. Watkins and Robert W. Hampton as directors of the Company, each to serve until the next annual meeting of stockholders. The Company’s stockholders also considered a proposal to increase the number of authorized shares under the Company’s stock option plan to 1,500,000 shares and extend the term of the plan to November 2, 2008. Finally, the Company’s stockholders considered a proposal to ratify the selection of Grant Thornton LLP as the independent auditor of the Company for the fiscal year ending June 30, 2004.

     Each of the foregoing proposals was approved at the Company’s annual meeting of stockholders on January 15, 2004. Each Board nominee received the number of votes indicated below.

	No. of Votes Cast	No. of Votes Cast
	Nominee for Election	Against or Withheld
Michael J. Blumenfeld	5,176,677	139,559
Adam Blumenfeld	5,176,687	139,549
Arthur J. Coerver	5,176,787	139,449
Harvey Rothenberg	5,176,787	139,449
Jeff Davidowitz	5,312,121	4,115
William H. Watkins	5,312,121	4,115
Robert W. Hampton	5,312,121	4,115

     With respect to the approval of the proposal to increase the number of authorized shares under the Company’s stock option plan to 1,500,000 shares, the votes cast for, against and abstaining were as follows:

Votes For	3,716,115
Votes Against	154,431
Abstention	1,445,690

     With respect to the approval of the proposal to ratify the selection of Grant Thornton LLP, the votes cast for, against and abstaining were as follows:

Votes For	5,314,465
Votes Against	447
Abstention	1,324

ITEM 6. Exhibits and Reports on Form 8-K

A. Exhibits

The following exhibits are filed as part of this report:

Exhibit
Number	Exhibit
3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Amendment to Loan and Security Agreement, dated April 28, 2004, by and between the company and Merrill Lynch Business Financial Services, Inc.*

10.2	Lease Agreement, dated April 1, 2004, by and between Kesslers Team Sports, Inc. (f/k/a BOO Acquisition Corp.) and RPD Services, Inc. (f/k/a Kesslers Sport Shop, Inc.)*

10.3	Lease Agreement, dated May 15, 2003, by and between Tomark Sports, Inc. and Commerce Street Partnership*

21	Subsidiaries*

31.1	Section 302 Certification of Principal Executive Officer*

31.2	Section 302 Certification of Principal Financial Officer*

32.	Section 906 Certifications of Principal Executive and Principal Financial Officers**

*	Filed herewith

**	Furnished herewith

(1)	Previously filed as an exhibit to the company’s Form 8-A dated September 9, 1999.

B. Reports on Form 8-K.

     The Company filed a Current Report on Form 8-K on January 23, 2004, announcing that it had completed its acquisition of Tomark, Inc. On March 23, 2004, the Company filed an amendment to its January 23, 2004 Current Report on Form 8-K, which included the financial statements and pro forma financial information related to the Company’s acquisition of Tomark, Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

COLLEGIATE PACIFIC INC.

Dated: May 13, 2004	/s/ Michael J. Blumenfeld

Michael J. Blumenfeld, Chairman and
Chief Executive Officer

/s/ William R. Estill

William R. Estill, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit
3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Amended Loan and Security Agreement, dated April 28, 2004, by and between the company and Merrill Lynch Business Financial Services, Inc.*

10.2	Lease Agreement, dated April 1, 2004, by and between Kesslers Team Sports, Inc. (f/k/a BOO Acquisition Corp.) and RPD Services, Inc. (f/k/a Kesslers Sport Shop, Inc.)*

10.3	Lease Agreement, dated May 15, 2003, by and between Tomark Sports, Inc. and Commerce Street Partnership*

21	Subsidiaries*

31.1	Section 302 Certification of Principal Executive Officer*

31.2	Section 302 Certification of Principal Financial Officer*

32.	Section 906 Certifications of Principal Executive and Principal Financial Officers**

*	Filed herewith

**	Furnished herewith

(1)	Previously filed as an exhibit to the company’s Form 8-A dated September 9, 1999.