Form 10KSB
period 2004-06-30
COLLEGIATE PACIFIC INC
filed 2004-09-28
CIK 828747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Check One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2004
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to

Commission File No. 0-172923

COLLEGIATE PACIFIC INC.

(Name of Small Business Issuer in Its Charter)

Delaware	22-2795073
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

13950 Senlac Drive, Suite 100, Dallas, Texas	75234
(Address of Principal Executive Offices)	(Zip Code)

(972) 243-8100
(Issuer’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	On Which Registered
Common Stock	American Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:
None

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer’s revenues for its most recent fiscal year. $39,561,521.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act): $66,542,681. This amount was calculated by reducing the total number of shares of voting common stock outstanding by the total number of shares of voting common stock held by officers, directors, and stockholders owning in excess of 10% of the registrant’s common stock, and multiplying the remainder by the closing price for the registrant’s common stock on September 20, 2004, as reported on the American Stock Exchange. The information provided shall in no way be construed as an admission that any officer, director, or more than 10% stockholder of the registrant may be deemed an affiliate of the registrant or that such person is the beneficial owner of the shares reported as being held by such person, and any such inference is hereby disclaimed.

On September 20, 2004, there were 10,045,399 shares of the issuer’s common stock, $0.01 par value, outstanding, of which 7,443,253 were held by non-affiliates.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on or about December 3, 2004 (to be filed) are incorporated by reference into Part III of this Form 10-KSB.

Collegiate Pacific Inc.
FORM 10-KSB
Fiscal Year Ended June 30, 2004

FORM 10-KSB ANNUAL REPORT

Forward-Looking Statements

     This Annual Report on Form 10-KSB, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 6, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Collegiate Pacific and its consolidated subsidiaries (“Collegiate Pacific,” “we,” “us,” “our,” or the “Company”) to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of net sales, gross margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include Collegiate Pacific’s ability to successfully execute its acquisition plans and growth strategy, integration of acquired businesses, global economic conditions, product demand, financial market performance and other risks that are described herein, including but not limited to the items discussed in “Factors that Could Affect Future Results” set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 6 of this report, and that are otherwise described from time to time in Collegiate Pacific’s Securities and Exchange Commission reports filed after this report. Collegiate Pacific cautions that the foregoing list of important factors is not exclusive. Any forward-looking statements included in this report are made as of the date of filing of this report with the Securities and Exchange Commission, and we assume no obligation and do not intend to update these forward-looking statements.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General

     Collegiate Pacific is a premier marketer, manufacturer and distributor of sporting goods and equipment, team uniforms, and physical education, recreational and leisure products primarily to the institutional market in the United States. The institutional market generally consists of youth sports programs, park and recreational organizations, schools, colleges, churches, government agencies, athletic teams, athletic clubs and dealers. We sell our products directly to the institutional market primarily through:

•	our unique, informative catalogs and fliers that we distribute to potential customers;

•	our strategically located road sales professionals;

•	our telemarketers;

•	our appearance at trade shows and other sales events; and

•	the Internet.

     We currently offer approximately 4,500 sports related equipment products to approximately 80,000 customers.

     We market our products through the support of a customer database of over 300,000 names, our 125 person direct sales force strategically located throughout the Mid-Western and Mid-Atlantic United States and our call centers located at our headquarters in Dallas, Texas and Corona, California in the Los Angeles basin. Our Chairman and Chief Executive Officer, Michael J. Blumenfeld, who has over 30 years of experience in the sports supply industry, personally supervised the development of our mailing list. We have subdivided our mailing list into various customer profiles to insure that our catalogs are directed to those individuals that make the decisions to purchase the products we offer. The master mailing list is also subdivided by relevant product types and seasonal demand. We regularly screen, cross check and update our customer database to maintain its accuracy and functionality. Collegiate Pacific intends to distribute approximately 1.5 million catalogs and fliers from this database in fiscal 2005.

     We believe that over the past few years the consolidation of the traditional team dealers and small, independent sporting goods retailers is leading to a consolidation of the sporting goods industry. We believe this consolidation of the sporting goods industry has contributed to the shift of sales from traditional, retail store front sites to sales from catalogs, direct telephone marketing and the Internet to satisfy the product and service needs of the sporting goods market, especially the institutional market. Collegiate Pacific believes the most successful sporting goods companies will be those with greater financial resources and the ability to produce or source high-quality, low cost products, deliver those products directly to customers on a timely basis without the “middleman” and access distribution channels with a broad array of products and brands.

     We believe we are well positioned to grow our business because of our superior catalog design, our efficient merchandising and direct distribution capabilities, our 125 person direct sales force, our extensive product offerings, our long-term customer relationships, our superior customer service, and our superior sourcing capabilities. Since commencing operations in 1998, Collegiate Pacific’s annual sales grew to approximately $39.6 million in fiscal 2004 through a combination of internal growth and strategic acquisitions.

     Collegiate Pacific was originally incorporated in Pennsylvania in 1987 under the name Drug Screening Systems (“DSSI”). In 1997, DSSI sold substantially all of its assets and suspended business operations. Collegiate Pacific commenced business operations in February 1998 by selling a controlling interest in the Company to Michael J. Blumenfeld and Adam Blumenfeld. Mr. Michael Blumenfeld sold all of the assets of Collegiate Pacific Inc. f/k/a Nitro Sports, Inc., a company he formed in 1997 to engage in the catalog and mail order of sports equipment, to the Company, at cost. We changed our name to Collegiate Pacific at that time and in July 1999 reincorporated the Company as a Delaware corporation. We currently have three wholly owned subsidiaries, Tomark Sports, Inc. a Delaware corporation, Kesslers Team Sports, Inc., a Delaware corporation, and Dixie Sporting Goods Co., Inc., a Virginia corporation.

     Collegiate Pacific’s common stock currently trades on the American Stock Exchange (symbol: BOO). Our executive offices are located at 13950 Senlac Drive, Suite 100, Dallas, Texas 75234 and our telephone number at that location is (972) 243-8100. The Company’s fiscal year ends on June 30th. References herein to “fiscal 2003,” “fiscal 2004,” and “fiscal 2005” refer to our fiscal years ended or ending, as the case may be, June 30, 2003, 2004, and 2005, respectively.

     Our Internet website is www.cpacsports.com. Collegiate Pacific makes available, free of charge, on or through the website, its annual, quarterly and current reports, and other SEC filings, including Forms 3, 4 and 5, as well as any amendments to those reports, as soon as reasonably practicable after electronically filing those reports with the Securities and Exchange Commission. This website address is intended to be an inactive textual reference only, and none of the information contained on the website is part of this report or is incorporated in this report by reference.

2004 Acquisitions

     On January 9, 2004, Collegiate Pacific completed the acquisition of Corona, California based Tomark, Inc. (“Tomark”) in a merger transaction pursuant to which the two former stockholders of Tomark, Mr. Tom White and Mr. Mark Harpin, received a combination of cash, notes and shares of our common stock. Tomark is a marketer, distributor, manufacturer and installer of sporting goods and related equipment primarily to the institutional market in the State of California. Our wholly owned subsidiary, Tomark Sports, Inc. employs Messrs. White and Harpin.

     We recently acquired two team dealers, discussed below. A team dealer sells its products primarily to schools and colleges in its local market through a road sales force and a local sporting goods store-front operation. We believe we are now the largest team dealer in the United States and can now offer the local institutional customers and teams our broad product line of sporting goods equipment, team uniforms and physical education, recreational and leisure products and equipment.

     On April 1, 2004, Collegiate Pacific completed its acquisition of substantially all of the operating assets of Richmond, Indiana based Kesslers Sport Shop, Inc. (now known as RPD Services, Inc.) in exchange for a combination of cash and shares of our common stock. Our wholly owned subsidiary, Kesslers Team Sports, Inc. (“Kesslers”), employs the former management team of RPD Services, Inc., Bob, Phil and Dan Dickman. Kesslers is a leading supplier of team uniforms and sporting goods equipment throughout the Mid-Western United States.

     On July 26, 2004, after the end of our fiscal 2004, we completed our acquisition of Richmond, Virginia based Dixie Sporting Goods Co., Inc. in exchange for a combination of cash, notes and shares of our common stock. Our wholly owned subsidiary, Dixie Sporting Goods Co., Inc. (“Dixie”) now employs the former management team of Dixie, Ken and Michael Caravati. Dixie is a leading supplier of team uniforms and sporting goods equipment throughout the Mid-Atlantic United States. Our operating results for fiscal 2004 do not include the operating results for our acquisition of Dixie. See Item 6. — Management’s Discussion and Analysis of Financial Condition and Results of Operations for details.

     As its primary goal, Collegiate Pacific’s management seeks to optimize the collective and individual performance of these businesses. We have strived to identify areas in which these businesses are unique and areas in which they overlap. In those areas where our businesses are unique, Collegiate Pacific seeks to promote and develop those unique qualities by integrating them into all of our distribution channels. As an example of this integration, Collegiate Pacific has enhanced Kesslers’ and Dixie’s existing offering of uniform related products with the infusion of approximately 2,500 Collegiate Pacific proprietary products into their marketing mix. Collegiate Pacific has designed catalogs for Kesslers and Dixie that showcase both uniforms and sporting goods equipment. Likewise, certain uniform lines from Kesslers and Dixie have been integrated into the Collegiate Pacific catalog.

     In those areas where our businesses overlap, Collegiate Pacific endeavors to integrate those areas to build on inherent synergies, develop collective vision and maximize cost efficiencies. An example of this effort is reflected in the recent integration of the Collegiate Pacific and Tomark manufacturing and assembly capabilities in our Dallas, Texas facility. See Item 2. — Description of Property for details. We believe we can more effectively monitor the quality of products while at the same time be able to realize cost savings for our customers.

     For additional information on these acquisitions, see Note 3 to Notes to Consolidated Financial Statements.

Products and Services

     We believe we offer a broad line of sporting goods and equipment, team uniforms, and physical education, recreational and leisure products. We offer over 4,500 products for sale. We manufacture approximately 15% of our equipment-oriented products and obtain the remainder from external manufacturers both domestically and abroad. Our product lines of sporting goods include but are not limited to equipment and team uniforms for the following sports: football; baseball; softball; basketball; volleyball; soccer; tennis and other racquet sports. Our line of equipment for these sports includes but is not limited to inflatable balls, nets, batting cages, scoreboards, bleachers, weight lifting equipment, standards and goals. We also offer other recreational products including fitness equipment, camping equipment, indoor recreational games and outdoor playground equipment. We also provide after-sale customer service through toll-free numbers.

     Because we believe brand recognition is important to our institutional customers, we market most of our products under trade names or trademarks owned by us or others. The following table lists Collegiate Pacific’s principal products and the brand names under which they are sold:

Product	Brand Name
Team sports apparel	Nike, Russell, Wilson, Adidas and Under Armour
Batting cages, soccer goals, basketball goals	FunNets
Tennis nets and court equipment	Edwards
Camping and related accessories	Mark One
Baseballs, softballs, bats, gloves and accessories	Wilson, Rawlings, and Mark One
Football helmets, footballs, pads and accessories	Schutt
Basketballs	Spalding and Mark One

     Team Sports Apparel. Adidas, Nike, Russell, Wilson and Under Armour are all leading suppliers of team sports apparel. Under the terms of non-exclusive supply arrangements we have with these manufacturers, we purchase team uniforms from these manufacturers for resale to our customers and either complete the custom silk screening, embroidering and other decorating work on the uniforms in-house or through subcontractors, or arrange to have the manufacturer complete the custom decorating of the uniforms prior to shipment.

     Cages, Goals and Camping Equipment. We own the registered trademarks FunNets and Mark One and manufacture or source from overseas manufacturers our proprietary products such as batting cages, bleachers, soccer and basketball goals and volleyball standards. We generally recognize a higher profit margin from the sale of our proprietary products.

     Tennis. In February 2000, we entered into an exclusive license agreement with Edwards Sports Products Limited to use the Edwards name in connection with manufacturing, selling and distributing tennis nets and court equipment worldwide, except in the United Kingdom and Ireland. We are required to pay a royalty of 4.5% of the net sales price of all Edwards products we sell. We paid Edwards a total royalty of approximately $20,000 in fiscal 2004. The term of this license expires in February 2011.

     Baseball and Softball. Rawlings and Wilson are leading suppliers of baseball and softball equipment. We have non-exclusive supply arrangements with these manufacturers under which we acquire baseball gloves, baseballs, softballs, batter’s helmets, catcher’s and umpire’s protective equipment, aluminum and wood baseball bats, batter’s gloves and miscellaneous accessories for resale to our customers. We also manufacture or source these products from overseas manufacturers and offer them to our customers under our Mark One brand name.

     Football. Schutt is a leading supplier of football equipment. Under the terms of the non-exclusive supply arrangement we have with Schutt, we purchase helmets, shoulder pads, faceguards, chin straps and related accessories in both the youth and adult markets for resale to our customers.

     Basketball. Spalding sells several different models of basketballs for men and women in both the youth and adult markets. Under the terms of the non-exclusive supply arrangement we have with Spalding, we acquire basketballs for resale to our customers. We also manufacture or source basketballs from overseas manufacturers and sell them under our Mark One brand name.

     Certain of our brand names, such as Adidas, Nike, Russell, Schutt, Spalding, Wilson, Under Armour, Edwards, Mark One and FunNets are believed by Collegiate Pacific to be well recognized by our customers and therefore important to the sales of these products. We do not have written supply agreements with any of our suppliers. Registered and other trademarks and trade names of Collegiate Pacific’s products are italicized in this Form 10-KSB.

Sales and Marketing

     We believe we are the fastest growing direct manufacturer, marketer and distributor of sporting goods to the institutional market in the United States. Through our recently acquired road sales professionals, we offer our complete line of sporting goods and equipment, team uniforms, and physical education, recreational and leisure products to our traditional accounts such as colleges, universities, high schools, and all other levels of public and private schools and their athletic and recreational departments. We continue to utilize our distinctive catalogs to offer our complete line of sporting goods and equipment, team uniforms, and physical education, recreational and leisure products to our non-traditional accounts such as youth sports programs, park and recreational organizations, churches, government agencies, athletic clubs and dealers.

     Our master mailing list currently includes over 300,000 potential customers, and we intend to distribute approximately 1.5 million catalogs and fliers to this audience during fiscal 2005. Michael J. Blumenfeld, the Chairman and Chief Executive Officer of the Company with over 30 years of experience in the industry, supervised the development of this mailing list, which is carefully maintained, screened, crosschecked and safeguarded. We subdivided our mailing list into various combinations designed to place catalogs in the hands of the individuals making the purchasing decisions. The master mailing list is also subdivided by relevant product types, seasons, and customer profiles. We also use other forms of solicitations such as trade shows, telemarketing, and the Internet.

     We believe we have established ourselves as a market leader by combining the direct sales of our products through our catalogs and fliers with our road sales by our team dealer sales professionals, all of which are enhanced by the continuous updates and additions to our product lines.

Customers

     We do not depend upon any one or a few major customers for our revenues because we enjoy a very large and diverse customer base. Since commencing operations, we have sold our products to approximately 80,000 customers. Our customers include all levels of public and private schools, youth sports programs, park and recreational organizations, churches, clubs, camps, government agencies, military facilities, athletic teams, athletic clubs and team dealers. Many of our institutional customers typically receive annual appropriations for sports related equipment, which are generally spent in the period preceding the season in which the sport or athletic activity occurs. Although institutions are subject to budget constraints, once allocations have been made, aggregate levels of expenditures are typically not reduced.

     Approximately 4.0% and 3.0% of our sales in fiscal 2003 and 2004, respectively, were to agencies of the United States Government. We have a contract with the General Services Administration that grants us an “approved” status when attempting to make sales to military installations or other governmental agencies. The existing contract with the General Services Administration expires in August 2009. Under this contract, we agree to sell approximately 250 products to United States government agencies and departments at catalog prices or at prices consistent with any discount provided to our other customers. Products sold to the United States Government under the General Services Administration contract are always sold at our lowest offered price.

Seasonal Nature of Business; Backlog

     Sales of our sporting goods are generally seasonal, although we have reduced this seasonality by acquiring our Kesslers Team Sports and Dixie Sporting Goods team dealers. This seasonality causes our financial results to vary from quarter to quarter, which usually results in lower sales and earnings in the second quarter of our fiscal year (October through December) and higher sales and earnings in the first and fourth quarters of our fiscal year (July through September and April through June, respectively). We attribute this seasonality primarily to the budgeting procedures of many of our institutional customers and the seasonal demand for our products. Generally, between the months of October and December of each fiscal year, there is a lower level of sports activities at our institutional customers, a higher degree of adverse weather conditions and a greater number of school recesses and major holidays.

     Our sales are primarily pursuant to standard purchase orders. We ship products within 30 days of receiving an order, and for most orders, within 24 hours. Unshipped orders at the end of a fiscal year (backlog) are not material and, therefore, not an indicator of future results. However, with the acquisition of Kesslers and Dixie, our backlog will increase because our team uniform sales orders have a longer lead time for delivery; generally six to eight weeks between order placement and delivery. These goods are either shipped directly from our manufacturing partners to the customers or directly to our customers by us upon our completion of all decorating work. Consequently, we expect our backlog will be higher in future periods.

Manufacturing; Foreign Sourcing and Raw Materials

     We outsource the manufacturing of most of our products to domestic and international vendors. Outsourcing enables us to reduce our cost of goods, reduce our manufacturing facility costs, and enables us to focus on the marketing and distribution of our products. In addition, we believe that many of the products we purchase from our domestic suppliers are manufactured overseas and we derive a significant portion of our revenues from the sale of products purchased directly from suppliers in the Far East. Accordingly, we are subject to the risks of this international component that may affect our ability to deliver products in a timely and competitive manner. These risks include:

•	shipment delays;

•	fluctuation in exchange rates;

•	increase in import duties;

•	changes in customs regulations;

•	adverse economic conditions in foreign countries; and

•	political turmoil.

     As a result, we attempt to maintain a three to six week supply of critical inventory items. We are not dependent on any single source of supply. Although the vast majority of products we distribute are purchased in final form, a small percentage of the items require minor fabrication to complete. We own welding machines and an assortment of tools to aid in this fabrication process. The raw materials used in this process are in the form of shipping supplies, nuts and bolts, and other commercially available products. We believe multiple suppliers exist for these products nationwide.

Competition

     We compete principally in the institutional market with local sporting goods dealers and other direct mail companies, which collectively dominate the institutional market. We compete on a number of factors, including price, relationships with customers, name recognition, product availability and quality of service. We believe we have an advantage on the institutional market over traditional sporting goods retailers because our selling prices do not include comparable price markups attributable to wholesalers, manufacturers, and distributors. In addition, we believe we have an advantage over other direct mail marketers and team dealers of sporting goods because we offer superior products, coupled with prompt and accessible service, at the most competitive prices.

Government Regulation

     Some of our products are subject to regulation by the Consumer Product Safety Commission. The Consumer Products Safety Commission has the authority to exclude from the market certain items that are found to be hazardous and can require a manufacturer to refund the purchase price of products that present a substantial product hazard to consumers. Similar laws exist in some states and cities in the United States. The Company believes it is in full compliance with all applicable regulations.

Employees

     We currently employ approximately 400 people on a full-time basis. In addition, we may hire temporary employees as seasonal increases in demand occur. None of our employees are represented by any organized labor organization or union, and we believe our relations with our employees are generally good.

ITEM 2. DESCRIPTION OF PROPERTY.

     Collegiate Pacific’s facilities for its management and operations are generally adequate for its current and anticipated future needs. Collegiate Pacific’s facilities generally consist of executive and administrative offices, warehouses, a call center, production and distribution facilities and sales offices.

     All of Collegiate Pacific’s leases are at prevailing market, or “most favorable” rates and, except as noted, with unaffiliated parties. Collegiate Pacific believes that the duration of each lease is adequate. Collegiate Pacific believes that its principal properties, all of which are leased, are adequate for the purposes for which they are used and are suitably maintained and insured for these purposes. Collegiate Pacific does not anticipate any future problems renewing or obtaining suitable leases for its principal properties.

     The table below provides information with respect to the principal warehouse, production and distribution facilities of the Company:

Location	Type of Facility	Square Footage
Dallas, Texas	Warehouse, Production and Distribution	88,000
Richmond, Indiana	Warehouse, Production and Distribution	76,000
Richmond, Virginia	Warehouse, Production and Distribution	20,000
Corona, California	Warehouse, Production and Distribution	27,700

     The corporate headquarters of Collegiate Pacific and its call center is located within the approximately 88,000 square feet of leased space located at 13950 Senlac Drive, Suite 100, Dallas, Texas. The terms of Collegiate Pacific’s leases range from two to five years and most are renewable for additional periods. The Richmond, Indiana location is owned by RPD Services, Inc., an Indiana corporation f/k/a Kesslers Sport Shop, Inc., from which we acquired substantially all of its operating assets in April 2004. RPD Services, Inc. is owned by Bob Dickman, Phil Dickman and Dan Dickman, all of whom are employed by our wholly owned subsidiary, Kesslers Team Sports, Inc. We also lease small sales offices or storage areas ranging in size from 500 to 10,000 square feet in the following locations: Cleveland and Columbus, Ohio; Gulfport, Mississippi; Crown Point, Fort Wayne, Indianapolis, KoKomo, and Portland, Indiana; Knoxville and Memphis, Tennessee; Little Rock, Arkansas; Norcross and Woodstock, Georgia; Springfield, Illinois; and Tulsa, Oklahoma. Most of the leases have lease terms ranging from one to five years.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market

     Our common stock trades on the American Stock Exchange under the symbol “BOO”. The following table sets forth the high and low sale prices for our common stock during each of the periods indicated, as reported on the American Stock Exchange.

	Fiscal 2004		Fiscal 2003
Calendar Period	Low	High	Low	High
July 1 – September 30	$6.50	$8.10	$4.70	$6.15
October 1 – December 31	7.50	9.27	5.75	6.35
January 1 – March 31	8.75	10.30	4.15	5.92
April 1 – June 30	8.95	11.30	4.56	6.65

Holders

     As of September 20, 2004, there were approximately 335 holders of record of our common stock, and there were 10,045,399 shares of common stock issued and outstanding.

Dividends

     We began paying a cash dividend of $0.02 per share on October 11, 2002, to all shareholders of record on September 30, 2002. We also declared a quarterly cash dividend of $0.02 per share on outstanding common stock for the fiscal quarters ended December 31, 2002 and March 31, 2003. The quarterly dividend for the quarters ended June 30, 2003, September 30, 2003, December 31, 2003, March 31, 2004 and June 30, 2004, was increased to $0.025 per share. Since commencing cash dividends, we have paid approximately $829,448 to our shareholders. Future dividends may be paid only when, as, and if declared by our Board of Directors in its sole discretion, and will be dependent upon then existing conditions, including the Company’s financial condition, results of operations, contractual restrictions, capital requirements, business prospects, and such other factors as the Board deems relevant.

Transfer Agent, Registrar and Dividend Disbursing Agent for Common Stock

     Continental Stock Transfer and Trust Company
      17 Battery Place
      New York, NY 10004

     The table below shows information related to our equity compensation plans as of September 20, 2004:

Equity Compensation Plan Information

Number of Securities
Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued Upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (excluding
	Outstanding Options,	Outstanding Options	Securities Reflected in
	Warrants and Rights	Warrants and Rights	Column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	1,025,800	$7.24	224,300
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	1,025,800	$7.24	224,300

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Certain statements in Management’s Discussion and Analysis are forward-looking as defined in the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations that are subject to risks and uncertainties. Actual results may differ materially from expectations as of the date of this filing because of the factors discussed below under the “Factors That Could Affect Future Results” section and elsewhere in this Annual Report.

     Collegiate Pacific Inc. (“Collegiate Pacific,” “we,” “us,” “our,” or the “Company”) is a premier marketer, manufacturer and distributor of sporting goods and equipment, team uniforms, physical education, recreational and leisure products primarily to the institutional market in the United States. The institutional market generally consists of youth sports programs, park and recreational organizations, schools, colleges, churches, government agencies, athletic teams, athletic clubs and dealers. We sell our products directly to our customers primarily through the distribution of our unique, informative catalogs and fliers, our strategically located road sales professionals, our telemarketers and the Internet. We offer a broad line of sporting goods and equipment and other recreational products, as well as provide after-sale customer service. We currently market approximately 4,500 sports related equipment products, team uniforms and recreational related equipment and products to over 300,000 potential institutional, retail, Internet, sports teams and sporting good dealer type customers. Since commencing operations in early 1998, we have sold our products to approximately 80,000 customers. References herein to “fiscal 2003,” “fiscal 2004” and “fiscal 2005” refer to our fiscal years ended or ending, as the case may be, June 30, 2003, 2004 and 2005, respectively.

Overview

     We believe that over the past few years the consolidation of the traditional team dealers and the small, independent sporting goods retailers is leading to a consolidation of the sporting goods industry. We believe this consolidation of the sporting goods industry has contributed to the shift of sales from traditional, retail store front sites to sales from catalogs, direct telephone marketing and the Internet to satisfy the product and service needs of the sporting goods market, especially the institutional market. Collegiate Pacific believes the most successful sporting goods companies will be those with greater financial resources and the ability to produce or source high-quality, low cost products, deliver those products directly to customers on a timely basis without the “middleman” and access distribution channels with a broad array of products and brands.

     As a result of this market trend, Collegiate Pacific has embarked upon an aggressive program to leverage its existing operations and to complement and diversify its product offerings within the sporting goods and recreational products. We intend to implement our internal growth strategy by continuing to improve operating efficiencies, extending our product offerings through new product launches and maximizing our distribution channels. In addition, Collegiate Pacific will seek strategic acquisitions and relationships with other sporting goods companies with well established brands and with complimentary distribution channels.

     During fiscal 2004, Collegiate Pacific made significant progress towards achieving its strategic objectives as follows:

•	Acquiring by merger Corona, California based Tomark Inc., a leading distributor and installer of sporting goods and related equipment, establishing Collegiate Pacific’s presence on the west coast;

•	Acquiring substantially all of the operating assets of Richmond, Indiana based Kesslers Sport Shop, Inc., one of the largest team dealers in the United States, establishing Collegiate Pacific’s presence as a team dealer and adding team uniforms to its product line;

•	Balancing the seasonality of its business and strengthening its customer relationships by acquiring the team dealer discussed above;

•	Expanding its football and baseball product offerings through the acquisitions discussed above, which provides the Company with an additional platform for future growth opportunities;

•	Introducing a number of new products during fiscal 2004 as a means to drive organic growth; and

•	Replacing its revolving line of credit with a new revolving credit facility of $12 million, which provides the Company with more opportunity and flexibility to make progress towards its strategic objectives.

     Collegiate Pacific has begun to see results from its efforts reflected in its financial performance. Net sales for fiscal 2004 improved 87.7% to $39.6 million from fiscal 2003 due primarily to the acquisitions Collegiate Pacific completed during fiscal 2004, as well as organic growth from the sale of the Company’s existing products. Gross profit improved to $14.2 million, or 35.9% of net sales, in fiscal 2004 compared to $7.8 million, or 37.0% of net sales, in fiscal 2003. The decrease in gross margin for fiscal 2004, compared to fiscal 2003, was mainly due to the increase in sales of soft good products, which generally have slightly lower gross margins. Other factors which affect gross margin are the cost of freight, which is influenced by oil prices, the cost of raw materials used in the manufacturing process and the Company’s ability to timely pass these changes to variable costs on to its customers. Operating profit for fiscal 2004 increased to $3.2 million, or 8.1% of net sales, as compared to operating profit of $968 thousand, or 4.6% of net sales, in fiscal 2003. The increase in operating profit reflects higher sales volume, partially offset by higher selling and general and administrative expenses. The increase in selling, general and administrative expenses in fiscal 2004 was attributable to Collegiate Pacific’s acquisitions during fiscal 2004, an increase in personnel related costs incurred in connection with additional sales personnel and a slight increase in general insurance costs incurred in connection with the Company’s growth. Unlike our operating results for fiscal 2003 that included an income tax benefit, our operating results for fiscal 2004 included a provision for income taxes.

Matters Affecting Comparability

     Collegiate Pacific’s operating results for fiscal 2004 include the operating results for its acquisitions completed during fiscal 2004, beginning with the date of each acquisition. Approximately $13.8 million of the $18.5 million increase in net sales, when compared to fiscal 2003, is attributable to Collegiate Pacific’s acquisitions during fiscal 2004 as discussed below. However, our operating results for fiscal 2004 do not include any operating results for our acquisition of all of the outstanding stock of Dixie Sporting Goods Co., Inc., which we completed in July 2004. Our acquisition of Dixie will be reflected in the operating results we report in our quarterly report on Form 10-QSB for the first three months of fiscal 2005 ending on September 30, 2004.

Consolidated Results of Operations

     The following table compares selected financial data from the Consolidated Statements of Operations for fiscal 2004 and fiscal 2003:

			Fiscal 2004 vs. Fiscal 2003
			Increase/(Decrease)
	Fiscal 2004	Fiscal 2003	Dollars	Percentage
	(dollars in thousands, except per share amounts)
Net sales	$39,562	$21,076	$18,486	87.7%
Gross profit	14,189	7,807	6,382	81.7%
Operating profit	3,204	968	2,236	230.9%
Net income	1,884	1,254	630	50.2%
Diluted earnings per share	$0.25	$0.27	$(0.02)	(7.4)%

     Expressed as a percentage of sales:

	Fiscal 2004	Fiscal 2003
Gross margin (a)	35.9%	37.0%
Selling, general and administrative expense	27.5%	32.2%
Operating profit	8.1%	4.6%

(a)	Gross margin is defined as gross profit divided by net sales as presented in the Consolidated Statements of Operations.

Acquisitions

     On January 9, 2004, Collegiate Pacific completed the acquisition of Tomark, Inc. (“Tomark”), in a merger transaction. Tomark, a privately held company founded in 1985, is a marketer, distributor, manufacturer and installer of sporting goods and related equipment primarily to the institutional market in the State of California. We paid the former stockholders of Tomark, a total of $5.25 million (excluding transaction costs), which consisted of $2.5 million in cash, $250 thousand in promissory notes and 270,562 shares of our common stock valued at $2.5 million. Our wholly owned subsidiary, Tomark Sports, Inc. employs the two former Tomark stockholders. The results of operations of Tomark, since the date of acquisition, have been included in our consolidated financial statements for the fiscal year ended June 30, 2004.

     On April 1, 2004, Collegiate Pacific completed the acquisition of substantially all of the operating assets of Kesslers Sport Shop, Inc. (now known as RPD Services, Inc.; “Kesslers”), in exchange for cash and shares of our common stock. Kesslers, a privately held company founded in 1964, is one of the nation’s largest team dealers of sporting goods, team apparel and related equipment. We paid Kesslers a total of approximately $13.75 million (excluding transaction costs and the assumption of approximately $4.7 million of existing debt), which consisted of 906,250 shares of our common stock valued at $7.25 million and a cash payment of $6.5 million. We also agreed to repurchase from Kesslers for cash on the two year anniversary of the effective date of the registration statement covering the 906,250 shares (August 20, 2006), any of those shares that have not been sold by Kesslers as of that two-year anniversary for a per share price of $8.00 (the same price we used to determine the number of shares of our common stock to issue to Kesslers), but only so long as Kesslers (a) sells at least 2,000 shares of our common stock on each trading day after August 20, 2004, and (b) does not reject any offer to purchase any of our shares from Kesslers at or above a price that is not less than 10% below the then current market price of our common stock as reported on AMEX, if the number of shares subject to the offer is more than 50,000 shares, or at or above a price that is not less than 7% below the then current market price as reported on AMEX, if the number of shares subject to the offer is equal to or less than 50,000 shares. Alternatively, if all 906,250 shares have been sold by Kesslers as of August 20, 2006, and Kesslers has complied with the terms of (a) and (b) above, we agreed to pay Kesslers an amount in cash equal to the difference between $7.25 million and the total sales proceeds received by Kesslers from sales of our common stock.

     Our wholly owned subsidiary, Kesslers Team Sports, Inc., employs the three former managers of Kesslers. We also entered into a lease with RPD Services, Inc. for its 76,000 square foot warehouse and distribution facility in Richmond, Indiana. The term of the lease runs through early 2009 and the monthly rental rate is $11,400. See Item 2. – Description of Property above. The results of operations of Kesslers, since the date of acquisition, have been included in our consolidated financial statements for the fiscal year ended June 30, 2004.

     On July 26, 2004, after the end of our fiscal 2004, we completed our acquisition of Richmond, Virginia based Dixie Sporting Goods Co., Inc. in exchange for a combination of cash, notes and shares of our common stock. Our wholly owned subsidiary, Dixie Sporting Goods Co., Inc. (“Dixie”) now employs the former management team of Dixie. Dixie is a leading supplier of team uniforms and sporting goods equipment throughout the Mid-Atlantic United States. Our operating results for fiscal 2004 do not include the operating results for our acquisition of Dixie.

Fiscal Year Ended June 30, 2004 Compared to Fiscal Year Ended June 30, 2003

     Net Sales. Net sales for fiscal 2004 totaled $39.6 million compared to $21.1 million in fiscal 2003, an increase of $18.5 million, or 87.7%. Net sales grew by a combined $13.8 million from the businesses acquired during fiscal 2004 and the growth in our existing catalog operations of approximately $4.7 million. The increase in sales for our existing catalog operations was due to our expanded product offerings and the overall growth in our customer base. We believe future net sales will continue to rise from current levels, however, no assurances can be made that any future increases in net sales will be at the same rate. We also believe that seasonality in our net sales will continue to be a factor in future periods because of the budgeting procedures of our customers and the seasonal demand for our products. We believe, however, we have reduced this seasonality of our net sales by acquiring Kesslers and Dixie. As a result, we continue to see an increase in demand for our products during the first and fourth quarters of our fiscal year (July through September and April through June, respectively).

     Gross Profit. Gross profit for fiscal 2004 was $14.2 million, or 35.9% of net sales, compared with $7.8 million, or 37.0% of net sales, in fiscal 2003. The improvement in gross profit dollars for the year was attributable to the increase in sales volume. The decrease in gross margin for fiscal 2004, compared to fiscal 2003, was mainly due to the increase in sales of soft good products, which generally have slightly lower gross margins. In fiscal 2004, Tomark and Kesslers contributed a combined gross profit of $4.7 million and gross profit percentage of 34.1%. Other factors which affect gross profit are the cost of freight, which is influenced by oil prices, the cost of raw materials used in the manufacturing process and the Company’s ability to timely pass these changes to variable costs on to its customers.

     Selling, General and Administrative Expense. Selling, general and administrative expenses for fiscal 2004 were $10.9 million, or 27.5% of net sales, compared with $6.8 million, or 32.2% of net sales, in fiscal 2003. The increase in fiscal 2004 was attributable to Collegiate Pacific’s acquisitions in fiscal 2004, which resulted in increased expenses of $3.3 million, an increase in personnel related costs incurred in connection with additional sales personnel and a slight increase in general insurance costs incurred in connection with the Company’s growth.

     Operating Profit. Operating profit for fiscal 2004 increased to $3.2 million, or 8.1% of net sales, compared to operating profit of $968 thousand, or 4.6% of net sales, in fiscal 2003. The increase in operating profit is mainly attributable to higher sales volume, partially offset by higher selling and general and administrative expenses.

     Interest Expense. Interest expense for fiscal 2004 decreased to $52 thousand, or 38.0%, compared with $85 thousand in fiscal 2003. The decrease in interest expense was primarily attributable to lower average borrowing levels during fiscal 2004, which can be attributed to the funds received from the exercise of the warrants, and lower interest rates. See “Liquidity and Capital Resources.”

     Income Taxes. Income tax expense for fiscal 2004 increased to $1.3 million. The Company eliminated its valuation allowance on net deferred tax assets at the end of fiscal 2003 and recorded an income tax benefit of $350 thousand during fiscal 2003. Income tax expense for fiscal 2003, would have been approximately $330 thousand had the Company not reversed the valuation allowance. The Company expects to record tax expense on all future net income at the Company’s effective tax rate, which was 41.0% for fiscal 2004.

     Net Income. Net income for fiscal 2004 increased to $1.9 million, or 4.8% of net sales, compared to net income of $1.3 million, or 6.0% of net sales, in fiscal 2003. The increase in net income was attributable to increased sales activity, as well as a decrease in selling, general and administrative expenses as a percentage of net sales, all of which was offset by the increase in income tax expense.

Liquidity and Capital Resources

     Cash and cash equivalents totaled approximately $7.5 million at June 30, 2004, compared to $366 thousand at June 30, 2003. Collegiate Pacific’s operating activities provided $151 thousand in cash during fiscal 2004 compared to approximately $214 thousand in fiscal 2003. The decrease in cash provided by operating activities is due to an increase in accounts receivable and inventories during the year.

     Net cash used in investing activities was $12.9 million, compared to $222 thousand in fiscal 2003. The increase in cash used in fiscal 2004 was due to cash used for acquisition activities during fiscal 2004 of $12.6 million, which is net of the amount of cash acquired in connection with acquisition activities. No material commitments for capital expenditures existed as of June 30, 2004.

     Cash provided by financing activities in fiscal 2004 was $19.8 million compared with $106 thousand for fiscal 2003. The cash provided by financing activities in fiscal 2004 compared to cash provided in the prior fiscal year was due to an increase in cash of $21.3 million from the exercise of outstanding options and warrants, partially offset by the payment of cash dividends in the amount of $573 thousand, repayments of long-tem debt in the amount of $865 thousand and the purchase of treasury shares in the amount of $41 thousand.

     On April 14, 2004, the Company announced its Board of Directors had unanimously authorized the Company to call all outstanding warrants for cancellation effective as of May 21, 2004. Any warrant that was not exercised by the close of business on May 20, 2004, was cancelled and became entitled to receive $0.05 for each share of Collegiate Pacific’s common stock that could have been acquired upon the exercise of the warrant prior to cancellation. The per share exercise price of the warrants was $5.00 per share.

     Of the 4,244,607 warrants that were originally issued by us as a dividend to our stockholders in May 2000, a total of 4,199,599 warrants were exercised during fiscal 2004 before the cancellation date and approximately 45,008 were cancelled, which required the Company to pay those former holders a total of approximately $2,250 upon cancellation. As a result, the Company received a total of $20.9 million from the exercise of warrants during fiscal 2004. Of that amount, the Company received approximately $5.0 million, before commissions and expenses, in a single transaction from the exercise of 1.0 million warrants by Roth Capital Partners, LLC (“Roth”). Roth purchased the 1.0 million warrants from Michael J. Blumenfeld, the Company’s Chairman and Chief Executive Officer. In October 2003, Mr. Blumenfeld completed an offering on a firm commitment basis directly to Roth of 1.0 million warrants held by Mr. Blumenfeld at a per warrant price of $1.95. Under the terms of the offering, Roth immediately exercised the Warrants and the Company issued 1.0 million shares of its common stock directly to Roth. Roth sold these shares to institutional investors at a price of $6.95 per share. The Company paid a commission to Roth of $480 thousand in connection with the sale of the warrants in the offering and the issuance to Roth of the shares of common stock upon Roth’s exercise of the warrants. The Company used the net proceeds it received from the exercise of the warrants for working capital and general corporate purposes, as well as to finance the acquisitions we completed during fiscal 2004.

     Current assets as of June 30, 2004, totaled approximately $28.0 million, thereby providing the Company with working capital of approximately $20.7 million.

     The Company’s principal external source of liquidity is its $12.0 million revolving line of credit with Merrill Lynch Business Financial Services Inc. (the “Credit Facility”) collateralized by all of the assets of Collegiate Pacific and its subsidiaries. Total availability under the Credit Facility is determined by a borrowing formula based on eligible trade receivables and inventories that provides for borrowings against up to 80% of its eligible trade receivables and 50% of its eligible inventories, but not to exceed $12 million. The Credit Facility expires on December 31, 2005. Borrowings under the Credit Facility bear interest at the rate of 2.25% plus the one-month LIBOR rate (1.35% at June 30, 2004). As of June 30, 2004, there was no balance outstanding under the Credit Facility, leaving the Company with approximately $12 million of availability under the terms of the borrowing base formula of the Credit Facility. The Credit Facility contains customary covenants and the Company must maintain certain financial ratios pertaining to its fixed charges and total debt to (a) total net worth and (b) earnings before interest, taxes, depreciation and amortization. The Company entered into an amendment to the Credit Facility in August 2004 to clarify the calculations of its financial ratios after taking into account the Company’s recent acquisitions. The Company is currently in compliance with all financial covenants and management does not believe that the financial covenants set forth in the Credit Facility will have an adverse impact on its operations or future plans.

     The following table summarizes the outstanding borrowings and long-term contractual obligations of the Company at June 30, 2004, and the effects such obligations are expected to have on liquidity and cash flow in future periods.

			Payments due by Period
		Less than			After
Contractual Obligations	Total	1 year	1 - 3 years	4 - 5 years	5 years
	(dollars in thousands)
Long-term debt (1)	$—	$—	$—	$—	$—
Operating Leases (2)	2,614	823	1,342	449	—
Redeemable common stock (3)	7,250	—	7,250	—	—

Total contractual cash obligations	$9,864	$823	$8,592	$449	$—

(1)	See Note 7 to Notes to Consolidated Financial Statements for additional information on Collegiate Pacific’s long-term debt obligations.

(2)	See Note 11 to Notes to Consolidated Financial Statements for additional information on Collegiate Pacific’s operating leases.

(3)	See Note 3 to Notes to Consolidated Financial Statements for additional information on Collegiate Pacific’s redeemable common stock liabilities.

     We believe the Company will satisfy its short-term and long-term liquidity needs from borrowings under the Credit Facility and cash flows from operations. We may experience periods of higher borrowing under the Credit Facility due to the seasonal nature of our business cycle. We are actively seeking expansion through acquisitions and/or joint ventures, and the success of such efforts may require additional bank debt, equity financing, or private financing.

Subsequent Events

     In July 2004, the first month of fiscal 2005, we completed the acquisition of Dixie Sporting Goods Co., Inc. (“Dixie”) in exchange for cash, notes and shares of our common stock. Dixie, a privately held company founded in 1965, is one of the nation’s largest team dealers of sporting goods and related equipment. We acquired all of the outstanding shares of Dixie’s common stock in exchange for 148,662 shares of our common stock valued at $1.5 million, a cash payment of $4.0 million, $0.5 million of notes and up to an additional $1.0 million in the form of an earnout if the net income of Dixie exceeds certain target levels in the 17 month period ending December 31, 2005, resulting in a total purchase price of approximately $7.0 million (excluding transaction costs). Our wholly owned subsidiary, Dixie Sporting Goods Co., Inc., employs the two former Dixie shareholders. The results of operations of Dixie have not been included in our consolidated financial statements for the fiscal year ended June 30, 2004. See Note 13 to Notes to Consolidated Financial Statements.

Newly Adopted Accounting Standards

     None.

Critical Accounting Policies

     Collegiate Pacific’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosures of contingent assets and liabilities.

     Discussed below are several significant accounting policies, which require the use of judgments and estimates that may materially affect the consolidated financial statements. The estimates described below are reviewed from time to time and are subject to change if the circumstances so indicate. The effect of any such change is reflected in results of operations for the period in which the change is made. Establishment of the reserves affecting inventories and the allowance for doubtful accounts are among the most important. Our significant accounting policies are more fully described in Note 2 to Notes to Consolidated Financial Statements.

     Inventories. Inventories are valued at the lower of cost or market value. Cost is determined using the standard cost method for items manufactured by us and the weighted-average cost method for items purchased for resale. We record adjustments to our inventories for estimated obsolescence or diminution in market value equal to the difference between the cost of inventory and the estimated market value, based on market conditions from time to time. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual experience if future economic conditions, levels of customer demand or competitive conditions differ from expectations. Because valuing our inventories requires significant management judgment and our failure to write-down obsolete inventory could have an impact on our future results of operations, we believe that the accounting estimate related to our inventories is a “critical accounting estimate.” Management of the Company has discussed the development and selection of this critical accounting estimate with the audit committee of our Board of Directors and the audit committee has reviewed the Company’s disclosure relating to it in this Annual Report on Form 10-KSB.

     Allowance for Doubtful Accounts. We evaluate the collectibility of accounts receivable based on a combination of factors. In circumstances where there is knowledge of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the net recognized receivable to the amount that is reasonably believed to be collected. For all other customers, reserves are established based on historical bad debts, customer payment patterns and current economic conditions. The establishment of these reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required resulting in an additional charge to expenses when made. Because estimating our uncollectible accounts requires significant management judgment and our use of different estimates that we reasonably could have used would have an impact on our reported accounts receivable balance, we believe the accounting estimate related to our allowance for doubtful accounts is a “critical accounting estimate.” Management of the Company has discussed the development and selection of this critical accounting estimate with the audit committee of our Board of Directors and the audit committee has reviewed the Company’s disclosure relating to it in this Annual Report on Form 10-KSB.

     At June 30, 2004, our total allowance for doubtful accounts was approximately $636 thousand, an increase of $514 thousand from fiscal 2003. The increase in the amount of our allowance for doubtful accounts for fiscal 2004 is mainly attributable to allowances for doubtful accounts that arose from business acquisitions completed during fiscal 2004, as well as an increase in accounts receivable at June 30, 2004 compared to June 30, 2003. See Note 2 to Notes to Consolidated Financial Statements.

     Intangible Assets. We assess the recoverability of the carrying value of long-lived assets periodically. If circumstances suggest that long-lived assets may be impaired, and a review indicates that the carrying value will not be recoverable, the carrying value is reduced to its estimated fair value. As of June 30, 2004, the balance sheet includes approximately $17.7 million of goodwill and intangible assets, net, and $831 thousand of fixed assets, net. The Company has concluded that no impairment exists. Because estimating the recoverability of the carrying value of long-lived assets requires significant management judgment and that our use of different estimates that we reasonably could have used would have an impact on our reported net long-

lived assets, we believe that the accounting estimates related to our impairment testing are “critical accounting estimates.” Management of the Company has discussed the development and selection of this critical accounting estimate with the audit committee of our Board of Directors and the audit committee has reviewed the Company’s disclosure relating to it in this MD&A.

Factors that Could Affect Future Operating Results

     Because of the following factors, as well as other factors affecting our business, financial position, results of operations and prospects, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

Our success depends upon our ability to develop new and enhance our existing relationships with customers and suppliers.

     Our success depends upon our ability to develop new and enhance our existing relationships with customers and suppliers. Our prospects must be considered in light of the risk, expenses, and difficulties frequently encountered by companies in the marketing industry. To address these risks, we must, among other things:

•	effectively develop new relationships and maintain existing relationships with our suppliers, advertisers and customers;

•	provide products at competitive prices;

•	respond to competitive developments; and

•	attract, retain, and motivate qualified personnel.

     We cannot assure you that we will succeed in addressing such risks. Our failure to do so could have a material adverse effect on our business, financial condition, or results of operations in the form of lower revenues and operating profit and higher operating costs.

Our strategic plan, involving growth through the acquisition of other companies, may not succeed.

     Collegiate Pacific’s strategic plan involves rapid growth through the acquisition of other companies. Such growth involves a number of risks, including:

•	the difficulties related to combining previously separate businesses into a single unit;

•	the substantial diversion of management’s attention from day-to-day operations;

•	the assumption of liabilities of an acquired business, including unforeseen liabilities;

•	the failure to realize anticipated benefits, such as cost savings and revenue enhancements;

•	the dilution of existing stockholders due to the issuance of equity securities, utilization of cash reserves, or incurrence of debt in order to fund the acquisitions;

•	the potential to have to write-down or write-off the value of acquired assets;

•	the potentially substantial transaction costs associated with acquisitions; and

•	the difficulties related to assimilating the products, personnel and systems of an acquired business and to integrating distribution and other operational capabilities.

Our success depends on our ability to manage our growth.

     During recent years, we have experienced a period of rapid and significant growth and our continued expansion may significantly strain our management, financial, and other resources. We believe that improvements in management and operational controls, and operations, financial and management information systems could be needed to manage future growth. We cannot assure you that:

•	these resources will be available or in a cost-effective form to us which will allow us to sustain growth at the same levels;

•	our current personnel, systems, procedures, and controls will be adequate to support our future operations;

•	we will identify, hire, train, motivate or manage required personnel; or

•	we will successfully identify and exploit existing and potential market opportunities.

     Our failure to have these resources in sufficient form or quantity during a period of significant growth could have an adverse affect on our operating results.

Collegiate Pacific faces intense competition and potential competition from companies with greater resources and our inability to effectively compete with these companies could harm our business .

     The market for sporting goods and related equipment in which we compete is highly competitive, especially as to product innovation and availability, performance and styling, price, customer relationships, name recognition, marketing, delivery and quality of service. We compete principally in the institutional market with local sporting goods dealers and other direct mail companies. Some of our competitors have:

•	substantially greater financial resources;

•	a larger customer base;

•	a broader line of product offerings; and

•	greater name recognition within the industry.

     In addition, our competitors may have larger technical, sales and marketing resources. Further, there is no significant technological or capital barriers to entry into the markets for many sporting goods and recreational products. We cannot give you assurance that we will compete successfully against our competitors in the future.

We are dependent on competitive pricing from our suppliers.

     The general economic conditions in the U.S. or international countries with which we do business could affect pricing of raw materials such as metals and other commodities used by suppliers of our finished goods. We cannot assure you that any price increase we incur for our products can be passed on to our customers without adversely affecting our operating results.

The weak financial conditions of some of our customers may adversely impact our business.

     We monitor the credit worthiness of our customer base on an ongoing basis, and we have not experienced an abnormal increase in losses in our accounts receivable portfolio. We believe that allowances for losses adequately reflect the risk of loss. However, a change in the economic condition or in the make-up of our customer base could have an adverse affect on losses associated with the credit terms that we give to our customers that would adversely affect our cash flow and involve significant risks of nonpayment.

Our financial results vary from quarter to quarter, which could hurt our business and the market price of our stock.

     Various factors affect the Company’s quarterly operating results and some of them are not within our control. They include, among others:

•	weather conditions;

•	the timing and introduction of new products;

•	the mix of products sold;

•	the timing of significant orders from and shipments to customers;

•	product pricing and discounts;

•	the timing of our acquisitions of other companies and businesses; and

•	general economic conditions.

     These and other factors are likely to cause our financial results to fluctuate from quarter to quarter. If revenue or operating results fall short of the levels expected by public market analysts and investors, the trading price of our common stock could decline dramatically. Based on the foregoing, Collegiate Pacific believes that quarter-to-quarter comparisons of its results of operations may not be meaningful. Therefore, purchasers of our common stock should not view our historical results of operations as reliable indications of our future performance.

Seasonality of our business may adversely affect our net sales and operating income.

     We anticipate our net sales will peak in the first and fourth quarters of each fiscal year (July 1 – September 30 and April 1 – June 30) due primarily to the budgeting procedures of many of our customers and the seasonal demand for our products. We generally experience lower net sales and higher expenses as a percentage of sales in the second and third quarters of each fiscal year (October 1 – March 31) due to lower customer demand during those periods of decreased sports activities, adverse weather conditions inhibiting customer demand, holiday seasons, and school recesses.

We depend on key personnel for our future success.

     Our performance is substantially dependent on the skills, experience, and performance of our Chief Executive Officer, Michael J. Blumenfeld, as well as our ability to retain and motivate other officers and key employees, certain of whom would be difficult to replace. We do not have an employment agreement with Michael J. Blumenfeld. We do not have a “key person” life insurance policy on any of our officers or other employees.

     The loss of services of certain of these executives and personnel could have a material adverse effect on the Company. We cannot assure you that the services of our personnel will continue to be available to us. In addition, we believe that our inability to attract and retain additional qualified employees, as needed, could have a material adverse effect on the Company.

Risks related to international and domestic suppliers.

     A significant amount of our revenues are dependent upon products purchased from foreign suppliers, which are located primarily in the Far East. In addition, we believe that many of the products we purchase from our domestic suppliers are manufactured overseas.

     Accordingly, we are subject to the risks of international business, including:

•	shipment delays;

•	fluctuation in exchange rates;

•	increases in import duties;

•	changes in customs regulations;

•	adverse economic conditions in foreign countries;

•	social, political and economic instability; and

•	acts of war and terrorism.

     Further, we are dependent on a growing number of domestic suppliers for our finished goods. Any significant delay in the delivery of products by our domestic suppliers could significantly increase our backlog.

     The occurrence of any one or more of the events described above could adversely affect our business, financial condition, and results of operations due to an inability to make timely shipments to our customers or by utilizing other more costly carriers or means of shipping.

We depend on third party carriers.

     Our operations depend upon third party carriers to deliver our catalogs and products to our customers. We ship our products using common carriers, primarily UPS. The operations of such carriers are outside the Company’s control. Accordingly, our business reputation and operations are subject to many risks, including:

•	shipment delays caused by such carriers;

•	labor strikes by the employees of such carriers;

•	increases in delivery cost, postage rate increase; and

•	other adverse economic conditions.

     The occurrence of any one or more of the foregoing could adversely affect our business, financial condition, and results of operations due to any inability to make timely shipment to our customers or by utilizing other more costly carriers or means of shipping.

Our stock price could be subject to significant volatility.

     The price of our common stock is determined in the marketplace and may be influenced by many factors, including:

•	the depth and liquidity of the market for our common stock;

•	investor perception of the Company and the industry within which we compete;

•	quarterly variations in operating results; and

•	general economic and market conditions.

     Historically, the weekly trading volume of our common stock has been relatively small. Any material increase in public float could have a significant impact on the price of our common stock. In addition, the stock market has occasionally experienced extreme price and volume fluctuations that often affect market prices for smaller companies. These extreme price and volume fluctuations often are unrelated or disproportionate to the operating performance of the affected companies. Accordingly, the price of our common stock could be affected by such fluctuations.

Outstanding stock options.

     Outstanding options may have an effect on the price of our common stock. We currently have 1,025,800 outstanding options, each to purchase one share of our Common Stock, issued to key employees, officers, and directors under our 1998 Collegiate Pacific Inc. Stock Option Plan. The options have exercise prices ranging from $3.88 per share to $9.48 per share. These outstanding options could have a significant adverse effect on the trading price of our common stock, especially if a significant volume of the options was exercised and the stock issued was immediately sold into the public market. Further, the exercise of these options could have a dilutive impact on other shareholders by decreasing their ownership percentage of the Company’s outstanding common stock. If we attempt to raise additional capital through the issuance of equity or convertible debt securities, the terms upon which we will be able to obtain additional equity capital, if at all, may be negatively affected since the holders of outstanding options can be expected to exercise them, to the extent they are able, at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable than those provided in such options.

One principal stockholder owns a significant amount of our outstanding common stock.

     Mr. Michael J. Blumenfeld, our Chairman and Chief Executive Officer, owns 2,067,276 shares of our common stock (or 21% based on the number of shares outstanding as of September 20, 2004). As a result, he is in a position to significantly influence the outcome of elections of our directors, the adoption, amendment or repeal of our bylaws and any other actions requiring the vote or consent of our stockholders.

ITEM 7. FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors of Collegiate Pacific Inc.

We have audited the accompanying consolidated balance sheets of Collegiate Pacific Inc. and its subsidiaries as of June 30, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Collegiate Pacific Inc. and its subsidiaries as of June 30, 2004 and 2003, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Dallas, Texas
August 24, 2004

COLLEGIATE PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of June 30, 2004 and 2003

	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,473,145	$365,713
Accounts receivable, net of allowance for doubtful accounts of $635,531 and $121,139, respectively	10,683,860	2,702,551
Inventories	9,214,063	3,691,615
Current portion of deferred taxes	149,414	102,171
Prepaid expenses and other current assets	496,912	218,030

Total current assets	28,017,394	7,080,080
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $870,394 and $629,205, respectively	831,205	541,055
INTANGIBLE ASSETS, net of accumulated amortization of $346,238 and $227,305, respectively	429,833	339,066
GOODWILL	17,308,487	544,375
DEFERRED INCOME TAXES	100,812	304,646
OTHER ASSETS, net	259,012	16,102

Total assets	$46,946,743	$8,825,324

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,983,603	$1,642,732
Accrued liabilities	1,283,553	205,505
Dividends payable	247,128	107,704
Current portion of long-term debt	124,800	—
Income taxes payable	700,850	54,789

Total current liabilities	7,339,934	2,010,730
REDEEMABLE COMMON STOCK (see Note 3)	7,250,000	—
LONG-TERM DEBT	73,200	800,000
COMMITMENTS	—	—
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 50,000,000 shares authorized; 9,884,142 and 4,308,169 shares issued, respectively	98,842	43,082
Additional paid-in capital	31,469,423	6,387,090
Retained earnings	1,372,795	201,065
Treasury stock at cost, 86,026 and 80,326 shares, respectively	(657,451)	(616,643)

Total stockholders’ equity	32,283,609	6,014,594

Total liabilities and stockholders’ equity	$46,946,743	$8,825,324

The accompanying notes are an integral part of these financial statements.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the years ended June 30, 2004 and 2003

	2004	2003
Net sales	$39,561,521	$21,075,893
Cost of sales	25,372,325	13,268,532

Gross profit	14,189,196	7,807,361
Selling, general and administrative expenses	10,866,254	6,780,705
Amortization expense	119,232	58,300

Operating profit	3,203,710	968,356

Other income (expense):
Interest income	22,388	3,200
Interest expense	(52,415)	(84,525)
Other	18,376	17,186

Total other expense	(11,651)	(64,139)

Income before income taxes	3,192,059	904,217
Income tax provision (benefit)	1,308,367	(349,632)

Net income	$1,883,692	$1,253,849

Weighted average number of shares outstanding:
Basic	6,324,950	4,225,784

Diluted	7,571,910	4,669,574

Net income per share common stock – basic	$0.30	$0.30

Net income per share common stock – diluted	$0.25	$0.27

The accompanying notes are an integral part of these consolidated financial statements.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended June 30, 2004 and 2003

	COMMON STOCK		ADDITIONAL PAID-IN	RETAINED EARNINGS (ACCUMULATED	TREASURY STOCK
	SHARES	AMOUNT	CAPITAL	DEFICIT)	SHARES	AMOUNT	TOTAL
Balances at July 1, 2002	4,300,659	$43,007	$6,607,546	$(945,080)	59,526	$(496,413)	$5,209,060
Issuance of stock for cash	7,510	75	36,455	—	—	—	36,530
Cash dividends	—	—	(256,911)	(107,704)	—	—	(364,615)
Purchase of stock for cash	—	—	—	—	20,800	(120,230)	(120,230)
Net income	—	—	—	1,253,849	—	—	1,253,849

Balances at June 30, 2003	4,308,169	43,082	6,387,090	201,065	80,326	(616,643)	6,014,594
Issuance of stock for cash, net of offering costs of $589,721	4,399,161	43,992	21,252,851	—	—	—	21,296,843
Issuance of stock for business acquisitions	1,176,812	11,768	3,829,482	—	—	—	3,841,250
Cash dividends	—	—	—	(711,962)	—	—	(711,962)
Purchase of stock for cash	—	—	—	—	5,700	(40,808)	(40,808)
Net income	—	—	—	1,883,692	—	—	1,883,692

Balances at June 30, 2004	9,884,142	$98,842	$31,469,423	$1,372,795	86,026	$(657,451)	$32,283,609

The accompanying notes are an integral part of these consolidated financial statements.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended June 30, 2004 and 2003

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,883,692	$1,253,849
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense	241,167	183,571
Amortization expense	119,233	58,300
Provision for uncollectible accounts receivable	194,620	78,373
Deferred income taxes	170,805	(406,817)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,225,153)	(789,927)
Inventories	(1,222,431)	(706,812)
Prepaid expenses and other current assets	(52,640)	(68,588)
Other assets, net	(177,239)	(7,553)
Accounts payable	322,767	488,334
Accrued expenses	(749,390)	76,857
Income taxes payable	646,061	54,789

Net cash provided by operating activities:	151,492	214,376

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(215,611)	(222,351)
Purchase of subsidiaries, net of cash acquired of $798,831	(12,646,829)	—

Net cash used in investing activities:	(12,862,440)	(222,351)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under line of credit	6,571,798	800,000
Payments on notes payable and line of credit	(7,436,916)	(353,063)
Purchase of treasury stock	(40,808)	(120,230)
Payment of dividends	(572,537)	(256,911)
Proceeds from issuance of common stock	21,296,843	36,530

Net cash provided by financing activities:	19,818,380	106,326

Increase in cash and cash equivalents	7,107,432	98,351
Cash and cash equivalents, beginning of year	365,713	267,362

Cash and cash equivalents, end of year	$7,473,145	$365,713

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$52,415	$84,525

Cash paid for income taxes	$480,000	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of assets acquired in business acquisitions	$11,897,034	$—

Liabilities assumed in business acquisitions	$8,714,750	$—

The accompanying notes are an integral part of these consolidated financial statements.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004 and 2003

1. General:

     Collegiate Pacific Inc. (“CPI”) was incorporated on April 10, 1997 and commenced business in February 1998. Collegiate Pacific, Inc. is a Delaware corporation and is primarily engaged in the mail order marketing of sports equipment and team uniforms to schools, colleges, and other organizations throughout the United States.

2. Summary of Significant Accounting Policies:

     Consolidation. The consolidated financial statements include the balances and results of operations of CPI and its wholly owned subsidiaries Tomark Sports, Inc. (“Tomark”) and Kesslers Team Sports, Inc. (“Kesslers”). CPI, together with Tomark and Kesslers, are generally referred to herein as the “Company”. All significant intercompany balances and transactions have been eliminated in consolidation.

     Cash and Cash Equivalents. The Company includes as cash and cash equivalents, all highly liquid investments with maturities of three months or less at the date of purchase.

     Financial Instruments and Credit Risk Concentrations. Financial instruments, which are potentially subject to concentrations of credit risk, consist principally of cash, accounts receivable, and notes payable. Cash deposits are placed with high credit, quality financial institutions to minimize risk. Accounts receivable are unsecured. The carrying value of these financial instruments approximates their fair value due to their short-term nature or their index tied to market rates.

     Accounts Receivable. The Company’s accounts receivable are due primarily from customers in the institutional market. Credit is extended based on evaluation of each customer’s financial condition and, generally, collateral is not required. Accounts receivable are generally due within 30 days and are stated in amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than contractual payment terms are considered past due. The Company records allowances by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance in the period the payment is received.

     Changes in the Company’s allowance for doubtful accounts for the years ended June 30, 2004 and 2003 are as follows:

	2004	2003
Balance at beginning of period	$121,139	$96,181
Provision for uncollectible accounts receivable	194,620	78,373
Effect of business acquisitions	488,756	—
Accounts written off, net of recoveries	(168,984)	(53,415)

Balance at end of period	$635,531	$121,139

     Inventories. Inventories are carried at the lower of cost or market using the weighted-average cost method for items purchased for resale and the standard cost method for manufactured items. Inventory adjustments for estimated obsolescence or diminution in market value are recorded in an amount equal to the difference between the cost of inventory and the estimated market value, based on market conditions from time to time.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004 and 2003

     Property and Equipment. Property and equipment includes office equipment, furniture and fixtures, manufacturing equipment, and vehicles. These assets are stated at cost and are depreciated over their estimated useful lives of 3 to 10 years using the straight-line method. The cost of maintenance and repairs is expensed as incurred and significant renewals and betterments are capitalized.

     License Agreements, Trademarks and Other Intangible Assets. License agreements represent amounts paid to acquire exclusive distribution rights for specific products and are amortized over their estimated useful lives of 5 to 10 years.

     Trademarks represent amounts paid to acquire the rights to brand specific products or categories of products with recognizable brands in certain sporting good categories and are amortized over 15 years.

     Other intangible assets represents a contractual backlog intangible asset acquired as part of the Company’s acquisition of substantially all of the operating assets of Kesslers Sports Shop, Inc. This asset is being amortized on a straight-line basis over its estimated useful life of nine months.

     The Company estimates the average remaining life of license agreements, trademarks, and other intangible assets to be 7 years.

     Goodwill. Goodwill represents the excess of the purchase price paid and liabilities assumed over the estimated fair market value of assets acquired and identifiable intangible assets. Goodwill is tested for impairment annually and whenever impairment indicators are present. If the fair value of goodwill is less than the carrying amount of goodwill, an impairment will be recognized. The assessment of whether goodwill has been impaired is based on the Company’s estimate of the fair value using a model which considers both a discounted future cash flow analysis and an analysis of market multiples.

     Valuation of Long-Lived Assets. The Company periodically evaluates the carrying value of depreciable and amortizable long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If the total of the expected future undiscounted cash flows is less than the carrying amount of the assets, a loss is recognized in the amount that the carrying value of the assets exceeds their fair value.

     Revenue Recognition. The Company recognizes revenue upon its shipment of inventories to customers. A provision is made for returns, which are based upon historical rates of return experienced by the Company.

     Shipping and Handling Fees and Costs. Shipping and handling costs are included in cost of sales, while amounts billed are included in net sales.

     Advertising. Advertising costs are expensed as incurred. Advertising expenses for the fiscal years ended June 30, 2004 and 2003 were approximately $1.9 million and $1.8 million, respectively. No advertising costs were capitalized at June 30, 2004 or 2003.

     Stock Based Compensation. At June 30, 2004, the Company has a stock-based employee compensation plan, which is described more fully in Note 10. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No stock-based compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market price of the underlying common stock on the date of grant. The following table illustrates the effect on net income and income per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) SFAS No. 123, “Accounting for Stock-based Compensation,” to stock-based employee compensation:

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004 and 2003

	2004	2003
Net income, as reported	$1,883,692	$1,253,849
Add: stock-based employee compensation expense included in net income	—	—
Deduct: stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(442,403)	(1,109,690)

Pro forma net income	$1,441,289	$144,159

Net income per share common stock:
Basic – as reported	$0.30	$0.30

Basic – pro forma	$0.23	$0.03

Diluted – as reported	$0.25	$0.27

Diluted – pro forma	$0.19	$0.03

     Income Taxes. The Company utilizes the asset and liability approach in its reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

     Income Per Share. Basic income per common share is computed by dividing the net income by the weighted average number of shares of common stock outstanding. Diluted income per share is computed based on weighted average number of shares outstanding increased by the effect of stock options and warrants when dilutive.

     Use of Estimates in Financial Statements. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

3. Business Combinations:

     On January 9, 2004, the Company completed its acquisition of Tomark, Inc. (“Tomark”) by merging Tomark with and into a wholly owned subsidiary of the Company. The Company paid the former stockholders of Tomark a total of $5,250,000, which consisted of $2,500,000 in cash, $250,000 in promissory notes, and 270,562 shares of the Company’s common stock valued at $2,500,000. The cash portion of the purchase price was paid out of the Company’s working capital.

     The acquisition of Tomark was accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of Tomark have been included in the Company’s consolidated financial statements since the date of acquisition. The purchase price was allocated to assets acquired, and liabilities assumed, based on their

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004 and 2003

respective estimated fair values at the date of acquisition. After determining that the value of any identifiable intangible assets was not material, the excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill in the amount of $4,728,719. In accordance with Statement of Financial Accounting Standards No. 142, the goodwill associated with this acquisition is not being amortized, but will be tested annually for impairment.

     The Company purchased Tomark to increase its existing sales and customer base in the California market, expand its product base in its existing baseball product offerings, increase the profitability of Tomark by including products sold that the Company imports or manufactures, and consolidate administrative tasks. The consideration given to the stockholders of Tomark was agreed upon after the Company determined the potential impact on future earnings of the integrated companies.

     On April 1, 2004, the Company completed its acquisition of substantially all of the operating assets of Kesslers Sport Shop, Inc. d/b/a Kesslers Team Sports, Inc., an Indiana corporation (“Kesslers”). Under the terms of the purchase agreement, the Company paid Kesslers $13,750,000 for substantially all of its operating assets. The payment consisted of $6,500,000 in cash and 906,250 shares of Collegiate Pacific’s common stock (the “Shares”) valued at $7,250,000. The Company also paid certain liabilities of Kesslers at closing in the approximate amount of $4,700,000 and assumed certain other specified liabilities of Kesslers related to the acquired operating assets. The Company also agreed to register all of the Shares for resale with the Securities and Exchange Commission. The registration statement has been filed and was effective on August 20, 2004. Additionally, so long as Kesslers and its stockholders comply with the applicable provisions of the purchase agreement, the Company is required to either (a) repurchase from Kesslers or its stockholders, as the case may be, for cash any of the Shares that have not been sold by Kesslers prior to the second anniversary of the effective date of the registration statement (August 20, 2006) covering the Shares for a per share price of $8.00 (the same per share price used to determine the number of Shares issued at closing) or (b) if all of the Shares have been sold as of the second anniversary of the effective date of the registration statement covering the Shares, pay Kesslers an amount in cash equal to the difference between $7,250,000 and the total sales proceeds received by Kesslers from the sale of the Shares.

     The acquisition of substantially all of the assets of Kesslers was accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of Kesslers have been included in the Company’s consolidated financial statements since the date of acquisition. Assets acquired included a contractual backlog intangible asset in the amount of $210,000, which is being amortized on a straight-line basis over its estimated useful life of nine months. The purchase price was allocated to assets acquired, which included the identified intangible asset, and liabilities assumed, based on their respective estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill in the amount of $12,029,894. In accordance with Statement of Financial Accounting Standards No. 142, the goodwill associated with this acquisition is not being amortized, but will be tested annually for impairment.

     The Company purchased Kesslers after considering the historic levels of earnings achieved by Kesslers, the impact the Kesslers sales force could have on future earnings of the Company by increasing the sales volume of products that the Company imports and manufacturers, and the increase to the combined customer base by cross selling products to each other’s customers. The consideration given to the stockholders of Kesslers was agreed upon after the Company determined the potential impact on future earnings of the integrated companies.

     Since the Company purchased the stock of Tomark, none of the goodwill will be deductible for tax purposes. The goodwill related to the acquisition of Kesslers is fully deductible for tax purposes over a 15 year period.

     The following table summarizes the estimated fair value of the assets acquired and liabilities assumed related to the acquisitions completed during fiscal 2004:

Current assets	$11,510,156
Property and equipment	315,706
Other assets	71,171
Intangible assets	210,000
Goodwill	16,758,613

Total assets acquired	$28,865,646

Current liabilities	$4,016,749
Non-current liabilities	4,698,001

Total liabilities assumed	$8,714,750

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004 and 2003

     The following presents the unaudited pro forma results for the Company for the years ended June 30, 2004 and 2003, as if the acquisitions of Tomark, Inc. and Kesslers Sports Shop, Inc. had been consummated at the beginning of each of the periods presented. The pro forma results are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the periods presented or the results which may occur in the future.

	2004	2003
	(unaudited pro forma)
Net sales	$69,057,008	$56,720,665
Net income	$2,691,071	$1,988,852
Net income per share common stock:
Basic	$0.43	$0.37

Diluted	$0.36	$0.34

4. Inventories:

     Inventories consisted of the following:

	2004	2003
Raw materials	$457,337	$310,871
Work in progress	115,223	83,229
Finished goods	8,641,503	3,297,515

Inventories	$9,214,063	$3,691,615

5. Property and Equipment:

     Property and equipment consisted of the following:

	Estimated
	Useful Lives
	(Years)	2004	2003
Office equipment	4 - 7	$535,093	$266,287
Fixtures and equipment	3 - 7	614,920	529,916
Manufacturing equipment	5 - 10	452,038	374,057
Vehicles	7	99,548	—

Total property and equipment		1,701,599	1,170,260
Less: accumulated depreciation		(870,394)	(629,205)

Property and equipment, net		$831,205	$541,055

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004 and 2003

6. Intangible Assets:

     Intangible assets consisted of the following:

	2004		2003
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
Amortizable intangible assets	Value	Amortization	Value	Amortization
License Agreements	$235,429	$145,938	$235,429	$118,915
Trademarks	330,642	130,133	330,642	108,090
Contractual Backlog	210,000	70,167	—	—

Total amortizable intangible assets	$776,071	$346,238	$566,071	$227,005

Intangible assets not subject to amortization
Goodwill	$17,308,487	$—	$544,375	$—

     Amortization expense related to intangible assets totaled $119,233 and $58,300 during the years ended June 30, 2004 and 2003, respectively. The aggregate estimated amortization expense for intangible assets for each of the fiscal years ending June 30 is as follows:

Year Ending June 30,
2005	$188,899
2006	32,171
2007	31,146
2008	31,146
2009	31,146
Thereafter	115,325

Total	$429,833

7. Line of Credit and Notes Payable:

     On April 28, 2004, the Company and Merrill Lynch Business Financial Service Inc., agreed to amend the terms of the Company’s existing revolving line of credit (the “Credit Facility”) by increasing the Credit Facility from $5.0 million to $12.0 million and extending the term of the facility to December 31, 2005. The Credit Facility is secured by all of the Company’s assets. Borrowings under the Credit Facility bear interest at the rate of 2.25% plus the one-month LIBOR rate (1.35% at June 30, 2004). The Credit Facility permits the Company to borrow up to 80% of its eligible accounts receivable and 50% of its eligible inventory, but not to exceed $12.0 million in total borrowings. As of June 30, 2004, there was no balance outstanding under the Credit Facility, leaving the Company with approximately $12.0 million of availability under the terms of the borrowing base formula of the Credit Facility. The Credit Facility contains customary covenants and the Company must maintain certain financial ratios pertaining to its fixed charges and total debt to (a) total net worth and (b) earnings before interest, taxes, depreciation and amortization. The Company entered into an amendment to the Credit Facility in August 2004 to clarify the calculations of its financial ratios after taking into account the Company’s recent acquisitions. The Company is currently in compliance with all financial covenants.

     On January 9, 2004, the Company issued promissory notes to the two former stockholders of Tomark in the aggregate amount of $250,000. Payments of principal and interest are paid monthly and interest accrues at the rate of 3% per annum on the unpaid principal amounts of the notes. The notes expire on December 31, 2005. Payments due in fiscal 2005 and 2006 are $124,800 and $73,200, respectively.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004 and 2003

8. Federal Income Taxes:

     The temporary differences that give rise to the deferred tax assets or liabilities are as follows:

	2004	2003
Deferred tax assets attributed to:
Accounts receivable	$77,439	$44,821
Inventories	36,011	26,236
Net operating loss carryforward	147,664	361,842
Compensation accruals	29,464	—
Intangible assets	7,039	—
Other	8,256	2,379

Total deferred tax assets	305,873	435,278
Deferred tax liabilities attributed to:
Property and equipment	(55,647)	(25,491)
Intangible assets	—	(2,970)

Total deferred tax liabilities	(55,647)	(28,461)

Net deferred taxes	$250,226	$406,817

     Based on the Company’s operating results and projections of future taxable income, the Company believes that it will realize its deferred tax assets, and accordingly, has not established a valuation allowance on its net deferred tax assets.

     Deferred tax assets and liabilities included in the balance sheet are as follows:

	2004	2003
Current deferred tax asset	$149,414	$102,171
Non-current deferred tax asset	100,812	304,646

Balance at end of period	$250,226	$406,817

     The provision for income taxes consists of the following:

	2004	2003
Federal
Current	$1,213,918	$40,080
Deferred	(143,019)	(373,832)
State
Current	264,603	17,105
Deferred	(27,135)	(32,985)

Total provision for income taxes	$1,308,367	$(349,632)

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004 and 2003

     Following is a reconciliation of income taxes at the Federal statutory rate to income tax expense:

	2004	2003
Tax expense at the Federal statutory rate	$1,085,300	$307,433
Change in valuation allowance	—	(419,920)
Increase in available net operating loss carry-forwards	—	(259,237)
State income taxes, net of federal benefit	210,848	17,105
Other	12,219	4,987

Income tax expense (benefit)	$1,308,367	$(349,632)

     At June 30, 2004, the Company had net operating loss carry-forwards, which related to pre-1998 operations of the former Drug Screening Systems, Inc. (“DSSI”), the predecessor to the Company. Because of the ownership change rules of the Internal Revenue Code (the “Code”), the Company’s ability to use the DSSI net operating loss carryforwards is limited to approximately $78 thousand annually, in accordance with the provisions of the Code, and expire in 2011.

9. Related Party Transactions:

     During the fiscal year ended June 30, 2003, the Company paid the majority stockholder of the Company approximately $5,000 in interest on notes payable assumed in conjunction with the purchase of Kesmil Manufacturing. The Company repaid the note payable in the amount of approximately $353,000 to the majority stockholder in full in August 2002.

     During fiscal 2004, the Company paid approximately $34,200 in rent for the facility located in Richmond, Indiana. This location is owned by RPD Services, Inc., an Indiana corporation f/k/a Kesslers Sport Shop, Inc., from which we acquired substantially all of its operating assets in April 2004. RPD Services, Inc. is owned by Bob Dickman, Phil Dickman and Dan Dickman, all of whom are employed by our wholly owned subsidiary, Kesslers Team Sports, Inc. The lease term for the facility expires in March 2009.

10. Stock Options and Warrants:

     On December 11, 1998, the Company’s stockholders approved a stock option plan, (the “1998 Collegiate Pacific Inc. Stock Option Plan”). This plan authorized the Company’s Board of Directors to grant employees, directors and consultants of the Company up to an aggregate of 400,000 shares of the Company’s common stock, $0.01 par value per share. The options vest in full upon the employee’s one-year anniversary date of employment with the Company or the award date if the employee has been employed for at least one year on the grant date. The number of shares available under the 1998 Collegiate Pacific Inc. Stock Option Plan was increased to 1,000,000 upon approval by the Company’s stockholders on March 20, 2001, and increased to 1,500,000 upon approval by the Company’s stockholders on January 15, 2004.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004 and 2003

     A summary of the Company’s stock option activity for the fiscal years ended June 30, 2004 and 2003 is as follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding at July 1, 2002	498,200	$5.16
Granted	292,200	5.46
Exercised	(7,500)	4.86
Forfeited or cancelled	(10,000)	7.57

Outstanding at June 30, 2003	772,900	5.25
Granted	300,000	9.31
Exercised	(213,800)	4.49
Forfeited or cancelled	(1,000)	6.08

Outstanding at June 30, 2004	858,100	$6.85

Exercisable at June 30, 2003	769,900	$5.24

Exercisable at June 30, 2004	683,100	$6.21

     The Company utilized the following assumptions in calculating the estimated fair value of each stock option grant on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants:

	2004	2003
Expected volatility	33%	100%
Risk-free interest rate	3.58%	3.10%
Dividend yield	1.5%	2.0%
Expected lives	5 years	5 years

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004 and 2003

     The weighted average fair value of options granted in fiscal 2004 and 2003 was $2.84 and $3.80 per share, respectively.

     The following table summarizes additional information about stock options at June 30, 2004:

	Outstanding			Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
		Life	Exercise		Exercise
Exercise price	Shares	(In Years)	Price	Shares	Price
$3.88 - $4.81	146,100	6.8	$3.90	146,100	$3.90
$4.90 - $6.13	380,500	7.6	$5.84	380,500	$5.84
$9.38	31,500	4.7	$9.38	31,500	$9.38
$9.05 - $9.48	300,000	9.8	$9.31	125,000	$9.23

	858,100			683,100

     In August 2004, employees of Dixie Sporting Goods Co. Inc., and other employees and directors of the Company were issued 180,300 stock options at exercise prices ranging from $8.73 to $9.25, leaving 224,300 options for issuance under the plan.

     On April 14, 2004, the Company announced its Board of Directors had unanimously authorized the Company to call for cancellation effective as of May 21, 2004, all outstanding warrants. On May 26, 2000, each record holder of our common stock received a special dividend from the Company of one warrant for each share of common stock owned by the record holder. The Company issued the warrants pursuant to a warrant agreement between the Company and Continental Stock Transfer and Trust Company, Inc. Each warrant entitled the holder to purchase from the Company, for cash, one share of common stock at $5.00 per share. The total number of warrants issued was 4,244,607. Of the warrants that were originally issued, 4,199,599 were exercised and 45,008 were cancelled, which required the Company to pay those former holders a total of approximately $2,250 upon cancellation.

11. Leases:

     The Company leases office and warehouse facilities located in Dallas, Texas, Corona, California and Richmond, Indiana, under the terms of operating leases, which expire at various dates through 2009. The Company also leases small sales offices or storage areas in the following locations: Cleveland and Columbus, Ohio; Gulfport, Mississippi; Crown Point, Fort Wayne, Indianapolis, KoKomo, and Portland, Indiana; Knoxville and Memphis, Tennessee; Little Rock, Arkansas; Norcross and Woodstock, Georgia; Springfield, Illinois; and Tulsa, Oklahoma. These leases expire at various dates through 2008. Rent expense was approximately $581,277 for the fiscal year ended June 30, 2004, and $339,000 for the fiscal year ended June 30, 2003.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004 and 2003

     Future minimum lease commitments on all operating leases with terms in excess of one year are as follows:

Year Ending June 30,
2005	$823,265
2006	699,614
2007	642,062
2008	346,696
2009	102,600
Thereafter	—

Total minimum future lease payments	$2,614,237

12. Income Per Share:

     Summarized basic and diluted income per common share for the years ended June 30, 2004 and 2003 are as follows:

	2004			2003
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic income per share	$1,883,692	6,324,950	$0.30	$1,253,849	4,225,784	$0.30
Effect of dilutive options and Warrants	—	1,246,960	(0.05)	—	443,790	(0.03)

Diluted income per share	$1,883,692	7,571,910	$0.25	$1,253,849	4,669,574	$0.27

     For the fiscal years ended June 30, 2004 and 2003, stock options and warrants covering 866,780 and 274,875 shares, respectively, were excluded in the computations of diluted income per share because their effect was antidilutive.

13. Subsequent Events:

     In July 2004, the first month of fiscal 2005, the Company completed the acquisition of Dixie Sporting Goods Co., Inc. (“Dixie”) in exchange for cash, notes and shares of the Company’s common stock. Dixie, a privately held company founded in 1965, is one of the nation’s largest team dealers of sporting goods and related equipment. The Company acquired all of the outstanding shares of Dixie’s common stock in exchange for 148,662 shares of the Company’s common stock valued at $1.5 million, a cash payment of $4.0 million, $0.5 million of notes and up to an additional $1.0 million in the form of an earnout if the net income of Dixie exceeds certain target levels in the 17 month period ending December 31, 2005, resulting in a total purchase price of approximately $7.0 million (excluding transaction costs). The Company’s wholly owned subsidiary, Dixie Sporting Goods Co., Inc., employs the two former Dixie shareholders. The results of operations of Dixie have not been included in the Company’s consolidated financial statements for the fiscal year ended June 30, 2004.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES.

     (a)  Evaluation of Disclosure Controls and Procedures. An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in §240.13a–15(e) or §240.15d–15(e) of the General Rules and Regulations of the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures are effective.

     (b)  Changes in Internal Controls. During the period covered by this Annual Report, there were no significant changes to the Company's internal controls over financial reporting or in other factors that could significantly affect these controls, including any corrective actions with respect to significant deficiencies and material weaknesses. However, the Company is continuing to integrate the operations of the newly acquired operations of Kesslers into its existing internal controls environment and procedures that are currently in place at the Company. It is anticipated this integration will be completed by the end of the second quarter of fiscal 2005. This integration will result in changes to significant areas of the Company's internal controls in order to provide effective monitoring and control of Kesslers’ operations.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information set forth under the heading “Director Information” and “Information Concerning Executive Officers” of the definitive proxy statement for our fiscal 2005 Annual Meeting of Stockholders is incorporated by reference in this Form 10-KSB Annual Report.

ITEM 10. EXECUTIVE COMPENSATION.

     The information set forth under the heading “Executive Compensation” of the definitive proxy statement for our fiscal 2005 Annual Meeting of Stockholders is incorporated by reference in this Form 10-KSB Annual Report.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The information set forth under the heading “Stock Ownership” and “Stock Options” of the definitive proxy statement for our fiscal 2005 Annual Meeting of Stockholders is incorporated by reference in this Form 10-KSB Annual Report.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information set forth under the heading “Other Director and Executive Officer Information” of the definitive proxy statement for our fiscal 2005 Annual Meeting of Stockholders is incorporated by reference in this Form 10-KSB Annual Report.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

(a) The documents set forth below, numbered in accordance with Item 601 of Regulation S-B, are filed herewith or incorporated herein by reference to the location indicated.

Exhibit
Number	Description	Location
2.1	Agreement and Plan of Merger, dated as of December 30, 2003, by and among Tomark, Inc., Collegiate Pacific Inc., BOO Merger Corp., Thomas C. White and Mark S. Harpin.	Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 23, 2004.

2.2	Asset Purchase Agreement, dated as of February 9, 2004, by and among Kesslers Team Sports, Inc., Collegiate Pacific Inc., BOO Acquisition Corp., Bob Dickman, Dan Dickman, Phil Dickman and Floyd Dickman.	Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 8, 2004.

2.3	Stock Purchase Agreement, dated as of July 23, 2004, by and among Collegiate Pacific Inc., Kenneth L. Caravati and C. Michael Caravati.	Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 10, 2004.

3.1	Certificate of Incorporation of the Registrant.	Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed on September 9, 1999.

3.2	By-Laws of the Registrant.	Exhibit 2 to the Registrant’s Registration Statement on Form 8-A filed on September 9, 1999.

3.3	Certificate of Amendment to Certificate of Incorporation of Collegiate Pacific Inc.	Exhibit 3.10 to the Registrant’s Registration Statement on Form SB-2 (No. 333-34294) originally filed on April 7, 2000.

4.1	Specimen Certificate of Common Stock, $0.01 par value, of Collegiate Pacific Inc.	Exhibit 3 to the Registrant’s Registration Statement on Form 8-A filed on September 9, 1999.

10.1	Loan and Security Agreement, dated November 5, 2003, by and between Collegiate Pacific Inc. and Merrill Lynch Business Financial Services Inc.	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 2003.

10.2	Amendment to Loan and Security Agreement, dated April 28, 2004, by and between Collegiate Pacific Inc. and Merrill Lynch Business Financial Services Inc.	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2004.

10.3	Amended and Restated 1998 Collegiate Pacific Inc. Stock Option Plan and form of Stock Option Agreements.*

Exhibit
Number	Description	Location
10.4	Lease Agreement, dated July 1, 1997, by and between Collegiate Pacific Inc. and Post-Valwood, Inc.	Exhibit 10.8 to the Registrant’s Annual Report on Form 10-KSB filed for the fiscal year ended June 30, 1998.

10.5	Lease Agreement, dated April 1, 2004, by and between Collegiate Pacific Inc. and RPD Services, Inc.	Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2004.

10.6	Lease Agreement, dated May 15, 2003, by and between Tomark Sports, Inc., and Commerce Street Partnership	Exhibit 10.3 to the Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2004.

10.7	Lease Agreement, dated July 6, 1994, by and between Dixie Sporting Goods Co., Inc. and E. Carlton Wilton.*

10.8	Amendment to Loan Agreement, dated August 26, 2004, by and between Collegiate Pacific Inc. and Merrill Lynch Business Financial Services Inc.*

14	Code of Ethics	Exhibit 14 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003.

21	Subsidiaries of Collegiate Pacific Inc.*

23	Consent of Grant Thornton LLP*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith

**	Furnished herewith

(b)	Reports on Form 8-K.

     During the last quarter of fiscal 2004 (April 1-June 30, 2004), the Company filed the following current reports on Form 8-K:

1. On April 8, 2004, the Company filed a Current Report on Form 8-K reporting its acquisition of substantially all the operating assets of Kesslers Sport Shop, Inc. (now know as RPD Services, Inc.) on April 1, 2004. On June 7, 2004, the Company filed an amendment to this Current Report on Form 8-K to include the required audited financial statements and pro-forma financial information of the business acquired.

2. On May 24, 2004, the Company filed a Current Report on Form 8-K reporting the cancellation of all unexercised warrants of the Company as of May 20, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

     Audit fees billed by Grant Thornton LLP for the review and audit of the Company’s annual financial statements included in the Company’s annual report on Form 10-KSB for the fiscal years ended June 30, 2004, and June 30, 2003, and Grant Thornton LLP’s review of the Company’s interim financial statements included in the Company’s Quarterly Reports on Form 10-QSB during the fiscal years ended June 30, 2004, and June 30, 2003, totaled approximately $100 thousand for fiscal 2004 and $41 thousand for fiscal 2003.

Audit Related Fees

     The aggregate fees billed by Grant Thornton LLP for assurance and related services that were reasonably related to the performance of the audit or review of Collegiate Pacific’s financial statements and that were not included under the heading “Audit Fees” above totaled approximately $148 thousand for fiscal 2004 and $2 thousand for fiscal 2003.

Tax Fees

     The aggregate fees billed by Grant Thornton LLP for professional services rendered for tax compliance, tax advice, and tax planning were approximately $15 thousand for fiscal 2004 and $13 thousand for fiscal 2003 and consisted primarily of preparing the Company’s federal and state income tax returns for such periods.

All Other Fees

     Grant Thornton LLP did not bill for any products or services other than the services reported under the headings “Audit Fees”, “Audit Related Fees” and “Tax Fees” above for fiscal 2004 and fiscal 2003.

Audit Committee Pre-Approval Policies

     During fiscal 2004, the Audit Committee adopted a policy governing the pre-approval of all audit and permitted non-audit services performed by the Company’s independent auditors in order to ensure that the provision of such services does not impair the auditor’s independence from the Company and its management. Unless a type of service to be provided by the Company’s independent auditors has received general pre-approval, it will require specific pre-approval by the Audit Committee. Any proposed services in excess of pre-approved fee levels will require specific pre-approval by the Audit Committee. In all pre-approval instances, the Audit Committee will consider whether such services are consistent with SEC rules on auditor independence.

     In its pre-approval policy, the Audit Committee has designated specific services that have the pre-approval of the Audit Committee (each of which is subject to pre-approved fee levels) and has classified these pre-approved services into one of four categories: Audit, Audit-Related, Tax and All Other. The term of any pre-approval is 12 months from the date of such pre-approval, unless the Audit Committee specifically provides for a different period. The Audit Committee will review the list of pre-approved services from time to time, based on subsequent determinations. Pre-approved fee levels for all services to be provided by the independent auditors will be established periodically from time to time by the Audit Committee. Any proposed services in excess of pre-approved costs levels will require specific pre-approval by the Audit Committee.

     Pursuant to its pre-approval policy the Audit Committee may delegate its authority to grant pre-approvals to one or more of its members, and has currently delegated this authority to its Chairman. The decisions of the Chairman (or any other member(s) to who such authority may be deleted) to grant pre-approvals must be presented to the full Audit Committee at its next scheduled meeting. The Audit Committee may not delegate its responsibilities to pre-approve services to management.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLLEGIATE PACIFIC INC.

September 28, 2004	By:	/s/ Michael J. Blumenfeld

Michael J. Blumenfeld,
Chairman of the Board and Chief
Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 28, 2004.

Signature	Capacity
/s/ Michael J. Blumenfeld Michael J. Blumenfeld	Chairman of the Board and Chief Executive Officer

/s/ Adam Blumenfeld Adam Blumenfeld	President and Director

/s/ Arthur J. Coerver Arthur J. Coerver	Chief Operating Officer and Director

/s/ Harvey Rothenberg Harvey Rothenberg	Vice President Marketing and Director

/s/ William R. Estill William R. Estill	Chief Financial Officer, Secretary and Treasurer (Principal Accounting and Financial Officer)

/s/ Jeff Davidowitz Jeff Davidowitz	Director

/s/ Robert W. Hampton Robert W. Hampton	Director

/s/ William H. Watkins, Jr. William H. Watkins, Jr.	Director

Exhibit
Number	Description	Location
2.1	Agreement and Plan of Merger, dated as of December 30, 2003, by and among Tomark, Inc., Collegiate Pacific Inc., BOO Merger Corp., Thomas C. White and Mark S. Harpin.	Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 23, 2004.

2.2	Asset Purchase Agreement, dated as of February 9, 2004, by and among Kesslers Team Sports, Inc., Collegiate Pacific Inc., BOO Acquisition Corp., Bob Dickman, Dan Dickman, Phil Dickman and Floyd Dickman.	Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 8, 2004.

2.3	Stock Purchase Agreement, dated as of July 23, 2004, by and among Collegiate Pacific Inc., Kenneth L. Caravati and C. Michael Caravati.	Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 10, 2004.

3.1	Certificate of Incorporation of the Registrant.	Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed on September 9, 1999.

3.2	By-Laws of the Registrant.	Exhibit 2 to the Registrant’s Registration Statement on Form 8-A filed on September 9, 1999.

3.3	Certificate of Amendment to Certificate of Incorporation of Collegiate Pacific Inc.	Exhibit 3.10 to the Registrant’s Registration Statement on Form SB-2 (No. 333-34294) originally filed on April 7, 2000.

4.1	Specimen Certificate of Common Stock, $0.01 par value, of Collegiate Pacific Inc.	Exhibit 3 to the Registrant’s Registration Statement on Form 8-A filed on September 9, 1999.

10.1	Loan and Security Agreement, dated November 5, 2003, by and between Collegiate Pacific Inc. and Merrill Lynch Business Financial Services Inc.	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 2003.

10.2	Amendment to Loan and Security Agreement, dated April 28, 2004, by and between Collegiate Pacific Inc. and Merrill Lynch Business Financial Services Inc.	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2004.

10.3	Amended and Restated 1998 Collegiate Pacific Inc. Stock Option Plan and forms of Stock Option Agreements.*

Exhibit
Number	Description	Location
10.4	Lease Agreement, dated July 1, 1997, by and between Collegiate Pacific Inc. and Post-Valwood, Inc.	Exhibit 10.8 to the Registrant’s Annual Report on Form 10-KSB filed for the fiscal year ended June 30, 1998.

10.5	Lease Agreement, dated April 1, 2004, by and between Collegiate Pacific Inc. and RPD Services, Inc.	Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2004.

10.6	Lease Agreement, dated May 15, 2003, by and between Tomark Sports, Inc., and Commerce Street Partnership	Exhibit 10.3 to the Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2004.

10.7	Lease Agreement, dated July 6, 1994, by and between Dixie Sporting Goods Co., Inc. and E. Carlton Wilton.*

10.8	Amendment to Loan Agreement, dated August 26, 2004, by and between Collegiate Pacific Inc. and Merrill Lynch Business Financial Services Inc.*

14	Code of Ethics	Exhibit 14 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003.

21	Subsidiaries of Collegiate Pacific Inc.*

23	Consent of Grant Thornton LLP*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith

**	Furnished herewith