Form 10QSB
period 2004-09-30
COLLEGIATE PACIFIC INC
filed 2004-11-12
CIK 828747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 OR 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2004

☐	Transition report under Section 13 or 15(d) of the Exchange Act
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

As of November 10, 2004, there were 10,067,049 shares of the issuer’s common stock outstanding.

Transitional Small Business Disclosure Format (check one):

            Yes ☐   No ☒

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

      PART I. FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2004	2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,340,861	$7,473,145
Accounts receivable, net of allowance for doubtful accounts of $892,772 and $635,531, respectively	19,702,429	10,683,860
Inventories	11,155,151	9,214,063
Current portion of deferred taxes	149,414	149,414
Prepaid expenses and other current assets	884,069	496,912

Total current assets	35,231,924	28,017,394
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $959,293 and $870,394 , respectively	1,186,008	831,205
INTANGIBLE ASSETS, net of accumulated amortization of $428,338 and $346,238, respectively	359,733	429,833
GOODWILL	20,440,802	17,308,487
DEFERRED INCOME TAXES	100,812	100,812
OTHER ASSETS, net	281,527	259,012

Total assets	$57,600,806	$46,946,743

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$10,258,413	$4,983,603
Accrued liabilities	1,627,168	1,283,553
Dividends payable	251,135	247,128
Current portion of long-term debt	224,800	124,800
Income taxes payable	1,400,091	700,850

Total current liabilities	13,761,607	7,339,934
REDEEMABLE COMMON STOCK (see Note 2)	—	7,250,000
LONG-TERM DEBT	935,837	73,200
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 10,045,404 and 9,884,142 shares issued, respectively	100,454	98,842
Additional paid-in capital	40,266,824	31,469,423
Retained earnings	3,193,535	1,372,795
Treasury stock at cost, 86,026 shares, respectively	(657,451)	(657,451)

Total stockholders’ equity	42,903,362	32,283,609

Total liabilities and stockholders’ equity	$57,600,806	$46,946,743

The accompanying notes are an integral part of these financial statements.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	September 30,
	2004	2003
Net sales	$27,710,288	$5,973,592
Cost of sales	18,317,237	3,725,352

Gross profit	9,393,051	2,248,240
Selling, general and administrative expenses	5,876,714	1,781,180
Amortization expense	82,100	12,266

Operating profit	3,434,237	454,794

Other income (expense):
Interest income	15,445	—
Interest expense	(6,856)	(10,718)
Other	49,379	278

Total other income (expense)	57,968	(10,440)

Income before income taxes	3,492,205	444,354
Provision for income taxes	1,420,330	175,062

Net income	$2,071,875	$269,292

Weighted average number of shares outstanding:
Basic	9,908,227	4,290,603

Diluted	10,102,793	5,779,308

Net income per share common stock – basic	$0.21	$0.06

Net income per share common stock – diluted	$0.21	$0.05

The accompanying notes are an integral part of these financial statements.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,071,875	$269,292
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation expense	90,392	48,286
Amortization expense	82,100	12,266
Provision for uncollectible accounts receivable	120,429	23,630
Loss on sale of property and equipment	2,723	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(5,998,163)	174,880
Inventories	251,291	(75,092)
Prepaid expenses and other current assets	(239,490)	(163,408)
Other assets, net	14,378	—
Accounts payable	2,445,381	(197,422)
Accrued liabilities	(71,986)	131,540
Income taxes payable	699,241	129,262

Net cash provided by (used in) operating activities:	(531,829)	353,234

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(151,415)	(24,394)
Purchase of subsidiary, net of cash acquired of $187,508	(3,712,492)	—

Net cash used in investing activities:	(3,863,907)	(24,394)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under line of credit	7,718,951	250,000
Payments on notes payable and line of credit	(7,257,385)	—
Purchase of treasury stock	—	(40,808)
Payment of dividends	(247,128)	(224,278)
Proceeds from issuance of common stock	49,014	1,468,524

Net cash provided by financing activities:	263,452	1,453,438

Increase (decrease) in cash and cash equivalents	(4,132,284)	1,782,278
Cash and cash equivalents, beginning of period	7,473,145	365,713

Cash and cash equivalents, end of period	$3,340,861	$2,147,991

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$6,856	$10,718

Cash paid for income taxes	$721,089	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of assets acquired in business acquisitions	$5,814,276	$—

Liabilities assumed in business acquisitions	$3,034,831	$—

The accompanying notes are an integral part of these financial statements.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation:

     These unaudited condensed consolidated financial statements of Collegiate Pacific Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements and should be read in conjunction with the Company’s annual report on Form 10-KSB for the fiscal year ended June 30, 2004. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included.

     Operating results for the interim period are not necessarily indicative of results that may be expected for the fiscal year ending June 30, 2005.

2. Business Combinations:

     On July 26, 2004, the Company completed its acquisition of all of the outstanding capital stock of Dixie Sporting Goods Co., Inc. (“Dixie”). The Company paid the former stockholders of Dixie a total of approximately $7.0 million, which consisted of $4.0 million in cash, $0.5 million in promissory notes, up to an additional $1.0 million in the form of an earnout if the net income of Dixie exceeds certain target levels in the 17 month period ending December 31, 2005, and 148,662 shares of the Company’s common stock valued at $1.5 million. The cash portion of the purchase price was paid out of the Company’s working capital.

     The acquisition of Dixie was accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of Dixie have been included in the Company’s consolidated financial statements since the date of acquisition. Assets acquired included a contractual backlog intangible asset in the amount of $12,000, which is being amortized on a straight-line basis over its estimated useful life of six months. The purchase price was allocated to assets acquired, which included the identified intangible asset, and liabilities assumed, based on their respective estimated fair values at the date of acquisition. The Company’s purchase price allocation is preliminary, subject to post-acquisition due diligence, and may be adjusted as additional information is obtained. The excess of the purchase price over the fair value of the net assets acquired has been preliminarily recorded as goodwill in the amount of $3,146,046. In accordance with Statement of Financial Accounting Standards No. 142, the goodwill associated with this acquisition is not being amortized, but will be tested annually for impairment.

     The Company purchased Dixie after considering the historic levels of earnings achieved by Dixie, the impact the Dixie sales force could have on future earnings of the Company by increasing the sales volume of products that the Company imports and manufactures, and the increase to the combined customer base by cross selling products to each other’s customers. The consideration given to the stockholders of Dixie was agreed upon after the Company determined the potential impact on future earnings of the integrated companies.

     On September 29, 2004, the Company entered into an amendment (the “Amendment”) to the Asset Purchase Agreement, dated as of February 9, 2004, by and among Collegiate Pacific Inc., RPD Services, Inc. (f/k/a Kesslers Sport Shop, Inc.), Kesslers Team Sports, Inc. (f/k/a BOO Acquisition Corp.), Bob Dickman, Phil Dickman, Dan Dickman and Floyd Dickman (the “Purchase Agreement”). Under the terms of the Purchase Agreement, the Company issued a total of 906,250 shares of its common stock (the “Shares”) to RPD Services in connection with its acquisition of Kesslers on April 1, 2004, and agreed to

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

the terms of a price guarantee with respect to those shares that, if triggered in full, would have obligated Collegiate Pacific to pay RPD Services an amount of up to $7,250,000. As a result, the Company recorded a contingent liability of $7,250,000 for redeemable common stock in its audited consolidated financial statements for the fiscal year ended June 30, 2004.

     Under the terms of the Amendment, the parties agreed to terminate Collegiate Pacific’s obligations under the price guarantee and the resale provisions with respect to the Shares, effective as of the date of the Amendment, September 29, 2004. Accordingly, the Company no longer has any amount recorded as a contingent liability for redeemable common stock at September 30, 2004. Consequently, $7,250,000 of the increase in stockholders’ equity as of September 30, 2004, compared to June 30, 2004, is attributable to the elimination of the price guaranty under the terms of the Amendment.

     The following presents the unaudited pro forma results for the Company for the three months ended September 30, 2004 and 2003, as if the acquisition of Dixie had been consummated at the beginning of each of the periods presented. In addition, the results for the three months ended September 30, 2003 include adjustments for the operating results for the previous acquisitions of Tomark Inc. and Kesslers Sports Shop, Inc. The pro forma results are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the periods presented or the results which may occur in the future.

	Three months ended
	September 30,
	2004	2003
Net sales	$28,498,341	$22,396,313
Net income	1,973,751	1,718,899
Net income per share:
Basic	$0.20	$0.31

Diluted	$0.20	$0.24

3. Inventories:

     Inventories at September 30, 2004 and June 30, 2004 consisted of the following:

	September 30,	June 30,
	2004	2004
Raw materials	$457,634	$457,337
Work in progress	121,074	115,223
Finished goods	10,576,443	8,641,503

Inventories	$11,155,151	$9,214,063

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Income Per Share:

     Summarized basic and diluted income per share are as follows:

	Three months ended
	September 30,
	2004	2003
Net income	$2,071,875	$269,292

Weighted average common shares - basic	9,908,227	4,290,603
Effect of dilutive securities (options and warrants)	194,566	1,488,705

Weighted average common shares - diluted	10,102,793	5,779,308

Net income per share - basic	$0.21	$0.06
Per share effect of dilutive securities	—	(0.01)

Net income per share - diluted	$0.21	$0.05

Options and warrants excluded from computation because their effect was anti-dilutive	—	31,500

5. Stock Based Compensation:

     On December 11, 1998, the Company’s stockholders approved a new stock option plan (the “Plan”). The Plan authorized the Company’s Board of Directors to grant employees, directors and consultants of the Company up to an aggregate of 400,000 shares of the Company’s common stock, $0.01 par value per share. The Plan, as amended, now authorizes the Company’s Board of Directors to grant employees, directors and consultants of the Company up to an aggregate of 1,500,000 shares of the Company’s common stock. The options vest in full upon the employee’s one-year anniversary of employment with the Company or on the award date if the employee has been employed for at least one year on the award date.

     The Company accounts for all options issued under the Plan in accordance with the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and income per share as if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended
	September 30,
	2004	2003
Net income, as reported	$2,071,875	$269,292
Add: stock-based employee compensation expense included in net income	—	—
Deduct: stock-based employee compensation expense determined using the fair value based method for all awards, net of related tax effects	(196,655)	2,949

Pro forma net income	$1,875,220	$266,343

Net income per share common stock:
As reported:
Basic	$0.21	$0.06

Diluted	$0.21	$0.05

Pro forma:
Basic	$0.19	$0.06

Diluted	$0.19	$0.05

     The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected average volatility of 33.0%; risk free interest rate of 3.58%; dividend yield of 1.5%; and expected lives of five years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     Certain statements in Management’s Discussion and Analysis are forward-looking as defined in the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations that are subject to risks and uncertainties. Actual results may differ materially from expectations as of the date of this filing because of the factors discussed below under the “Statement Regarding Forward-Looking Disclosure” section and elsewhere in this Quarterly Report on Form 10-QSB.

     Collegiate Pacific Inc. (“Collegiate Pacific,” “we,” “us,” “our,” or the “Company”) is a premier marketer, manufacturer and distributor of sporting goods and equipment, team uniforms, physical education, recreational and leisure products primarily to the institutional market in the United States. The institutional market generally consists of youth sports programs, park and recreational organizations, schools, colleges, churches, government agencies, athletic teams, athletic clubs and dealers. We sell our products directly to our customers primarily through the distribution of our unique, informative catalogs and fliers, our strategically located road sales professionals, our telemarketers and the Internet. We offer a broad line of sporting goods and equipment and other recreational products, as well as provide after-sale customer service. We currently market approximately 4,500 sports related equipment products, team uniforms and recreational related equipment and products to over 300,000 potential institutional, retail, Internet, sports teams and sporting good dealer type customers. Since commencing operations in early 1998, we have sold our products to approximately 80,000 customers. References herein to “fiscal 2004” and “fiscal 2005” refer to our fiscal years ended or ending, as the case may be, June 30, 2004 and 2005, respectively.

Matters Affecting Comparability

     Collegiate Pacific’s operating results for the first quarter of fiscal 2005 include the operating results of Tomark Sports, Inc. (“Tomark”) and Kesslers Sport Shop, Inc. (“Kesslers”), both of which we acquired in fiscal 2004, and Dixie Sporting Goods Co., Inc. (“Dixie”), which we acquired during the first quarter of fiscal 2005, since their respective acquisition dates. However, the condensed consolidated statement of income for the three months ended September 30, 2003, does not include the operating results for any of those acquisitions since each acquisition was completed after September 30, 2003. Approximately $20.9 million of the $21.7 million increase in net sales, when compared to the first three months of fiscal 2004, is attributable to Collegiate Pacific’s acquisitions during fiscal 2004 and fiscal 2005. See Note 2 to Notes to Condensed Consolidated Financial Statements.

Consolidated Results of Operations

     The following table compares selected financial data from the Consolidated Statements of Income for the three months ended September 30, 2004 and 2003:

	For the three months ended September 30,
			Increase/(Decrease)
	2004	2003	Dollars	Percentage
	(dollars in thousands, except per share amounts)
Net sales	$27,710	$5,974	$21,736	363.9%
Gross profit	9,393	2,248	7,145	317.8%
Operating profit	3,434	455	2,979	655.1%
Net income	2,072	269	1,803	669.4%
Diluted earnings per share	$0.21	$0.05	$0.16	320.0%
Expressed as a percentage of net sales:
Gross profit margin	33.9%	37.6%
Selling, general and administrative expense	21.2%	29.8%
Operating profit	12.4%	7.6%

Acquisitions

     On July 26, 2004, we completed our acquisition of Richmond, Virginia based Dixie in exchange for a combination of cash, notes and shares of our common stock. Our wholly owned subsidiary, Dixie, now employs the former management team of Dixie. Dixie is a leading supplier of team uniforms and sporting goods equipment throughout the Mid-Atlantic United States. Our operating results for the first three months of fiscal 2005 include the operating results of Dixie since July 26, 2004, the date we completed our acquisition of Dixie.

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

     Net Sales. Net sales for the fiscal quarter ended September 30, 2004, totaled $27.7 million compared to $6.0 million for the fiscal quarter ended September 30, 2003, an increase of $21.7 million, or 363.9%. Net sales grew by a combined $20.9 million from the businesses we acquired during fiscal 2004 and early fiscal 2005, and reflect the intentional migration of some catalog customers into these newly acquired entities, which resulted in additional organic growth in net sales for those acquired entities. The Company intends to continue this migration of certain catalog customers to our newly acquired road sales staff in specific regions of the United States. We believe this migration will result in deeper account penetration, enhanced account retention and additional organic growth to the Company’s net sales. The increase in sales for our existing catalog operations was due to our expanded product offerings and the overall growth in our customer base. We believe future net sales will continue to rise from current levels, however, no assurances can be made that any future increases in net sales will be at the same rate. We also believe that seasonality in our net sales will continue to be a factor in future periods because of the budgeting procedures of our customers and the seasonal demand for our products. We believe, however, we have reduced the seasonality of our net sales by acquiring Kesslers and Dixie. As a result, we continue to see an increase in demand for our products during the first and fourth quarters of our fiscal year (July through September and April through June, respectively).

     Gross Profit. Gross profit for the fiscal quarter ended September 30, 2004, was $9.4 million, or 33.9% of net sales, compared with $2.2 million, or 37.6% of net sales, for the fiscal quarter ended September 30, 2003. The improvement in gross profit dollars for the quarter was attributable to the increase in sales volume. The decrease in gross profit margin for the fiscal quarter ended September 30, 2004, compared to the fiscal quarter ended September 30, 2003, was mainly due to the increase in sales of soft good products, which generally have slightly lower gross margins. In the fiscal quarter ended September 30, 2004, Tomark, Kesslers and Dixie contributed a combined gross profit of $6.8 million and gross profit percentage of 32.6%. Other factors which affect gross profit are the cost of freight, which is influenced by oil prices, the cost of raw materials used in the manufacturing process and the Company’s ability to timely pass these changes to variable costs on to its customers.

     Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses for the fiscal quarter ended September 30, 2004, were $5.9 million, or 21.2% of net sales, compared with $1.8 million, or 29.8% of net sales, for the fiscal quarter ended September 30, 2003. The increase in SG&A expenses for the fiscal quarter ended September 30, 2004, was attributable to Collegiate Pacific’s acquisitions in fiscal 2004 and early fiscal 2005, which resulted in increased expenses of $3.8 million, an increase in personnel related costs incurred in connection with additional sales personnel and a slight increase in general insurance costs incurred in connection with the Company’s growth.

     Operating Profit. Operating profit for the fiscal quarter ended September 30, 2004, increased to $3.4 million, or 12.4% of net sales, compared to operating profit of $455 thousand, or 7.6% of net sales for the fiscal quarter ended September 30, 2003. The increase in operating profit was primarily attributable to higher sales volume, partially offset by higher SG&A expenses.

     Interest Expense. Interest expense for the fiscal quarter ended September 30, 2004, decreased to $7 thousand, or 36.0%, compared to $11 thousand for the fiscal quarter ended September 30, 2003. The decrease in interest expense was primarily attributable to lower average borrowing levels during the fiscal quarter ended September 30, 2004. See “Liquidity and Capital Resources.”

     Income Taxes. Income tax expense for the fiscal quarter ended September 30, 2004, increased to $1.4 million, which is approximately 40.7% of our income before taxes. Income tax expense for the fiscal quarter ended September 30, 2003 was $175 thousand, or approximately 39.4% of income before taxes.

     Net Income. Net income for the fiscal quarter ended September 30, 2004, increased to $2.1 million, or 7.5% of net sales, compared to net income of $269 thousand, or 4.5% of net sales, for the fiscal quarter ended September 30, 2003. The increase in net income was attributable to increased sales activity, as well as a decrease in SG&A expenses as a percentage of net sales, all of which was offset by the increase in income tax expense.

Liquidity and Capital Resources

     Cash and cash equivalents totaled approximately $3.3 million at September 30, 2004, compared to approximately $7.5 million at June 30, 2004. Collegiate Pacific’s operating activities utilized approximately $532 thousand in cash during the fiscal quarter ended September 30, 2004, compared to providing approximately $353 thousand during the fiscal quarter ended September 30, 2003. The decrease in cash provided by operating activities is due to an increase in accounts receivable, which is attributable to increased sales volume during the quarter.

     Net cash used in investing activities was $3.9 million during the fiscal quarter ended September 30, 2004, compared to approximately $24 thousand for the fiscal quarter ended September 30, 2003. The increase in cash used during the fiscal quarter ended September 30, 2004 is attributable to cash used for the acquisition of Dixie of $3.7 million, which is net of the amount of cash acquired in connection with that acquisition. No material commitments for capital expenditures existed as of September 30, 2004.

     Cash provided by financing activities for the fiscal quarter ended September 30, 2004 was $263 thousand, compared to approximately $1.5 million during the fiscal quarter ended September 30, 2003. The cash generated from financing activities was from the issuance of common stock upon the exercise of options of approximately $49 thousand and net borrowings under the Company’s revolving line of credit of $461 thousand, partially offset by the payment of dividends of approximately $247 thousand during the period. The cash generated from financing activities during the fiscal quarter ended September 30, 2003, was from the issuance of common stock upon the exercise of common stock warrants and options of approximately $1.5 million and borrowings under the company’s revolving line of credit of $250 thousand, partially offset by the purchase of treasury shares of approximately $41 thousand and the payment of dividends of approximately $224 thousand during the period.

     Current assets as of September 30, 2004, totaled approximately $35.2 million, thereby providing the company with working capital of approximately $21.5 million.

     The Company’s principal external source of liquidity is its $12 million revolving line of credit with Merrill Lynch Business Financial Services Inc. (the “Credit Facility”), which is collateralized by all of the assets of Collegiate Pacific and its subsidiaries. Total availability under the Credit Facility is determined by a borrowing formula based on eligible trade receivables and inventories that provides for borrowings against up to 80% of its eligible trade receivables and 50% of its eligible inventories, but not to exceed $12 million. The Credit Facility expires on December 31, 2005. Borrowings under the Credit Facility bear interest at the rate of 2.25% plus the one-month LIBOR rate (4.09% at September 30, 2004). As of September 30, 2004, there was approximately $509 thousand outstanding under the Credit Facility, leaving the Company with approximately $11.5 million of availability under the terms of the borrowing base formula of the Credit Facility. The Credit Facility contains customary covenants and the Company must maintain certain financial ratios pertaining to its fixed charges and total debt to (a) total net worth and (b) earnings before interest, taxes, depreciation and amortization. The Company entered into an amendment to the Credit Facility in August 2004 to clarify the calculations of its financial ratios after taking into account the Company’s recent acquisitions. The Company is currently in compliance with all financial covenants and management does not believe that the financial covenants set forth in the Credit Facility will have an adverse impact on its operations or future plans.

     The following table summarizes the outstanding borrowings and long-term contractual obligations of the Company at September 30, 2004, and the effects such obligations are expected to have on liquidity and cash flow in future periods.

		Less than	Payments due by Period		After
Contractual Obligations	Total	1 year	1 - 3 years	4 - 5 years	5 years
	(dollars in thousands)
Long-term debt	$1,159	$225	$751	$183	$—
Operating leases	3,132	1,051	1,526	555	—

Total contractual cash obligations	$4,291	$1,276	$2,277	$738	$—

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

     Inventories. Inventories are valued at the lower of cost or market value. Cost is determined using the standard cost method for items manufactured by us and the weighted-average cost method for items purchased for resale. We record adjustments to our inventories for estimated obsolescence or diminution in market value equal to the difference between the cost of inventory and the estimated market value, based on market conditions from time to time. These adjustments are estimates, which could vary significantly from actual experience if future economic conditions, levels of customer demand or competitive conditions differ from expectations.

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

     At September 30, 2004, our total allowance for doubtful accounts was approximately $893 thousand, an increase of $257 thousand from June 30, 2004. The increase in the amount of our allowance for doubtful accounts for the fiscal quarter ended September 30, 2004, is mainly due to allowances for doubtful accounts that arose from the business acquisition we completed during the fiscal quarter ended September 30, 2004, as well as an increase in accounts receivable at September 30, 2004, compared to June 30, 2004.

     Intangible Assets. We assess the recoverability of the carrying value of long-lived assets periodically. If circumstances suggest that long-lived assets may be impaired, and a review indicates that the carrying value will not be recoverable, the carrying value is reduced to its estimated fair value. As of September 30, 2004, the balance sheet includes approximately $20.8 million of goodwill and intangible assets, net, and $1.2 million of fixed assets, net. The Company has concluded that no impairment exists.

Statement Regarding Forward-Looking Disclosure

     This Quarterly Report on Form 10-QSB, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Collegiate Pacific and its consolidated subsidiaries to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of net sales, gross margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include Collegiate Pacific’s ability to successfully execute its acquisition plans and growth strategy, integration of acquired businesses, global economic conditions, product demand, financial market performance and other risks that are described herein, including but not limited to the items described from time to time in Collegiate Pacific’s Securities and Exchange Commission reports, including Collegiate Pacific’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004. Collegiate Pacific cautions that the foregoing list of important factors is not exclusive. Any forward-looking statements included in this report are made as of the date of filing of this report with the Securities and Exchange Commission, and we assume no obligation and do not intend to update these forward-looking statements.

Item 3. Controls and Procedures.

     Evaluation of Disclosure Controls and Procedures. An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in §240.13a - 15(e) or §240.15d - 15(e) of the General Rules and Regulations of the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures are effective.

     Changes in Internal Controls. During the period covered by this Quarterly Report, there were no significant changes to the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls, including any corrective actions with respect to significant deficiencies and material weaknesses. However, the Company is continuing to integrate the operations of newly acquired Kesslers and Dixie into the Company’s current internal controls environment and procedures. It is anticipated the integration of Kesslers’ operations will be completed by the end of the second quarter of fiscal 2005 and the integration of Dixie’s operations will be completed by the end of the third quarter of fiscal 2005. This integration will result in changes to significant areas of the Company’s internal controls in order to provide effective monitoring and control of both Kesslers’ and Dixie’s operations.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     In February 2004, the Company’s wholly-owned subsidiary, Dixie Sporting Goods Co., Inc., was named as a co-defendant in an action styled Edwin Dean Spruill, Jr. v. Jugs, Inc. and Dixie Sporting Goods Co., Inc., civil action no. L04-361, which, at the request of Dixie, was recently transferred to the Circuit Court for the City of Virginia Beach, Virginia. This lawsuit seeks a total of $5,000,000 for damages suffered by the plaintiff while using a pitching machine manufactured by Jugs, Inc. and sold to the plaintiff’s employer by Dixie. Dixie maintains primary and excess insurance coverage for the claim in the amount of $3,000,000. The parties are currently engaged in discovery and Dixie intends to vigorously defend the claim. Management does not expect the final outcome to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     On July 26, 2004, Collegiate Pacific issued 148,662 shares of its common stock, valued at $1.5 million, to the two former stockholders of Dixie Sporting Goods Co., Inc., C. Michael Caravati and Kenneth L. Caravati, as partial consideration for the Company’s acquisition of all of the capital stock of Dixie. Because the issuance by the Company of its common stock to the former stockholders of Dixie did not involve a public offering, the Company relied on Section 4(2) of the Securities Act of 1933, as amended, to issue the shares of its common stock to the former stockholders of Dixie. Collegiate Pacific filed a Form D with the Securities and Exchange Commission covering the issuance of the common stock.

Item 6. Exhibits.

A.	Exhibits.

     The following exhibits are filed as part of this report:

Exhibit
Number	Exhibit
31.1	Section 302 Certification of Principal Executive Officer.*

31.2	Section 302 Certification of Principal Financial Officer.*

32.	Section 906 Certifications of Principal Executive and Principal Financial Officers.**

*	Filed herewith

**	Furnished herewith

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

COLLEGIATE PACIFIC INC.

Dated: November 12, 2004	/s/ Michael J. Blumenfeld

Michael J. Blumenfeld, Chairman and
Chief Executive Officer

/s/ William R. Estill

William R. Estill, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit
31.1	Section 302 Certification of Principal Executive Officer.*

31.2	Section 302 Certification of Principal Financial Officer.*

32.	Section 906 Certifications of Principal Executive and Principal Financial Officers.**

*	Filed herewith

**	Furnished herewith