Form 10QSB
period 2004-12-31
COLLEGIATE PACIFIC INC
filed 2005-02-14
CIK 828747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☑	Quarterly report under Section 13 OR 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2004

☐	Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from ___to ___

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

As of February 11, 2005, there were 10,006,923 shares of the issuer’s common stock outstanding.

Transitional Small Business Disclosure Format (check one):

     Yes ☐ No ☑

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2004	2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,402,114	$7,473,145
Accounts receivable, net of allowance for doubtful accounts of $881,865 and $635,531, respectively	17,335,879	10,683,860
Inventories	13,978,422	9,214,063
Current portion of deferred taxes	149,414	149,414
Prepaid income taxes	961,264	—
Prepaid expenses and other current assets	1,445,214	496,912

Total current assets	77,272,307	28,017,394
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1,058,325 and $870,394, respectively	1,292,483	831,205
DEFERRED DEBT ISSUANCE COSTS, net of accumulated amortization of $55,245 and $0, respectively	3,259,448	—
INTANGIBLE ASSETS, net of accumulated amortization of $528,581 and $346,238, respectively	269,258	429,833
GOODWILL	23,526,800	17,308,487
DEFERRED INCOME TAXES	100,812	100,812
OTHER ASSETS	269,268	259,012

Total assets	$105,990,376	$46,946,743

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,125,642	$4,983,603
Accrued liabilities	1,920,801	1,283,553
Dividends payable	252,299	247,128
Accrued interest	269,930	—
Current portion of long-term debt	324,800	124,800
Income taxes payable	—	700,850

Total current liabilities	10,893,472	7,339,934
REDEEMABLE COMMON STOCK (see Note 2)	—	7,250,000
LONG-TERM DEBT	50,407,162	73,200
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 10,175,080 and 9,884,142 shares issued and 10,089,054 and 9,798,116 shares outstanding, respectively	101,751	98,842
Additional paid-in capital	41,723,059	31,469,423
Retained earnings	3,522,383	1,372,795
Treasury stock at cost, 86,026 shares, respectively	(657,451)	(657,451)

Total stockholders’ equity	44,689,742	32,283,609

Total liabilities and stockholders’ equity	$105,990,376	$46,946,743

The accompanying notes are an integral part of these financial statements.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Net sales	$23,794,598	$4,238,444	$51,504,886	$10,212,036
Cost of sales	15,884,544	2,718,844	34,201,781	6,444,195

Gross profit	7,910,054	1,519,600	17,303,105	3,767,841
Selling, general and administrative expenses	6,618,053	1,812,475	12,494,767	3,593,654
Amortization expense	92,429	12,266	174,529	24,533

Operating profit (loss)	1,199,572	(305,141)	4,633,809	149,654

Other income (expense):
Interest income	42,999	—	58,444	—
Interest expense	(334,663)	(13,143)	(341,519)	(23,861)
Other	71,184	9,992	120,563	10,269

Total other income (expense)	(220,480)	(3,151)	(162,512)	(13,592)

Income (loss) before income taxes	979,092	(308,292)	4,471,297	136,062

Provision (benefit) for income taxes	397,945	(105,068)	1,818,275	69,994

Net income (loss)	$581,147	$(203,224)	$2,653,022	$66,068

Weighted average number of shares outstanding:
Basic	10,004,947	5,616,399	9,956,587	4,953,501

Diluted	10,320,184	5,616,399	10,211,489	6,385,389

Net income (loss) per share common stock – basic	$0.06	$(0.04)	$0.27	$0.01

Net income (loss) per share common stock – diluted	$0.06	$(0.04)	$0.26	$0.01

The accompanying notes are an integral part of these financial statements.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,653,022	$66,068
Adjustments to reconcile net income to cash used in operating activities:
Depreciation expense	189,424	97,159
Amortization expense	174,529	24,533
Amortization of deferred debt issuance costs	55,245	—
Provision for uncollectible accounts receivable	280,803	56,104
Loss on sale of property and equipment	2,723	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(3,348,948)	862,284
Inventories	(1,032,064)	(677,020)
Prepaid expenses and other current assets	(800,636)	(690,302)
Other assets	36,613	—
Accounts payable	(689,103)	(742,820)
Accrued liabilities	512,965	145,597
Income taxes payable	(1,662,114)	(34,362)

Net cash used in operating activities:	(3,627,541)	(892,759)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(251,225)	(32,137)
Purchase of subsidiaries, net of cash acquired of $317,551	(6,594,273)	—

Net cash used in investing activities:	(6,845,498)	(32,137)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under line of credit	7,718,951	—
Payments on notes payable and line of credit	(7,823,018)	(800,000)
Proceeds from issuance of 5.75% senior subordinated notes	50,000,000	—
Deferred debt issuance costs	(3,314,693)	—
Purchase of treasury stock	—	(40,808)
Payment of dividends	(498,264)	(371,504)
Proceeds from issuance of common stock	319,032	7,240,477

Net cash provided by financing activities:	46,402,008	6,028,165

Increase in cash and cash equivalents	35,928,969	5,103,269
Cash and cash equivalents, beginning of period	7,473,145	365,713

Cash and cash equivalents, end of period	$43,402,114	$5,468,982

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$16,344	$23,861

Cash paid for income taxes	$3,480,389	$290,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of assets acquired in business acquisitions	$7,914,857	$—

Liabilities assumed in business acquisitions	$4,495,229	$—

Promissory notes issued for business acquisitions	$600,000	$—

Common stock issued for business acquisitions (231,788 and no shares, respectively)	$2,687,514	$—

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

2. Business Combinations:

     On July 26, 2004, the Company completed its acquisition of all of the outstanding capital stock of Dixie Sporting Goods Co., Inc. (“Dixie”). Dixie is a supplier of team uniforms and sporting goods equipment throughout the Mid-Atlantic United States. The Company paid the former stockholders of Dixie a total of approximately $7.0 million, which consisted of $4.0 million in cash, $0.5 million in promissory notes, up to an additional $1.0 million in the form of an earnout if the net income of Dixie exceeds certain target levels in the 17 month period ending December 31, 2005, and 148,662 shares of the Company’s common stock valued at $1.5 million. The cash portion of the purchase price was paid out of the Company’s working capital.

     The acquisition of Dixie was accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of Dixie have been included in the Company’s consolidated financial statements since the date of acquisition. Assets acquired included a contractual backlog intangible asset in the amount of $12,000, which is being amortized on a straight-line basis over its estimated useful life of six months. The purchase price was allocated to assets acquired, which included the identified intangible asset, and liabilities assumed, based on their respective estimated fair values at the date of acquisition. The Company’s purchase price allocation is preliminary, subject to post-acquisition due diligence, and may be adjusted as additional information is obtained. The excess of the purchase price over the fair value of the net assets acquired has been preliminarily recorded as goodwill in the amount of $3,192,804. In accordance with Statement of Financial Accounting Standards No. 142, the goodwill associated with this acquisition is not being amortized, but will be tested annually for impairment.

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

     On September 29, 2004, the Company entered into an amendment (the “Amendment”) to the Asset Purchase Agreement, dated as of February 9, 2004, by and among Collegiate Pacific Inc., RPD Services, Inc. (f/k/a Kesslers Sport Shop, Inc.), Kesslers Team Sports, Inc. (f/k/a BOO Acquisition Corp.), Bob Dickman, Phil Dickman, Dan Dickman and Floyd Dickman (the “Purchase Agreement”). Under the terms of the Purchase Agreement, the Company issued a total of 906,250 shares of its common stock (the

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

“Shares”) to RPD Services in connection with its acquisition of Kesslers on April 1, 2004, and agreed to the terms of a price guarantee with respect to those shares that, if triggered in full, would have obligated Collegiate Pacific to pay RPD Services an amount of up to $7,250,000. As a result, the Company recorded a contingent liability of $7,250,000 for redeemable common stock in its audited consolidated financial statements for the fiscal year ended June 30, 2004.

     Under the terms of the Amendment, the parties agreed to terminate Collegiate Pacific’s obligations under the price guarantee and the resale provisions with respect to the Shares, effective as of the date of the Amendment, September 29, 2004. Accordingly, the Company no longer has any amount recorded as a contingent liability for redeemable common stock at December 31, 2004. Consequently, $7,250,000 of the increase in stockholders’ equity as of December 31, 2004, compared to June 30, 2004, is attributable to the elimination of the price guaranty under the terms of the Amendment.

     On December 10, 2004, the Company completed its acquisition of all of the outstanding capital stock of CMS of Central Florida Inc. d/b/a Orlando Team Sports (“OTS”). OTS is a supplier of team uniforms and sporting goods equipment in the State of Florida. The Company paid the former OTS stockholders a total of approximately $3.1 million, which consisted of $1.8 million in cash, $0.1 million in a promissory note, and 83,126 shares of the Company’s common stock valued at $1.2 million. The portion of the consideration represented by shares of common stock of the Company was determined using the average closing prices of the common stock over a period of time prior to the date that the Company announced the signing of the letter of intent. The Company agreed to register the 83,126 shares with the Securities and Exchange Commission for resale by the former OTS stockholders within 120 days of the closing of the transaction. The cash portion of the purchase price was paid out of the Company’s working capital. The Company also entered into a lease with McWeeney Smith Partnership (the “Partnership”) for its 12,000 square foot warehouse and distribution facility in Sanford, Florida. The former OTS stockholders are partners in the Partnership. The term of the lease runs through July 2010 and the monthly rental rate is approximately $6,200. The Company’s wholly owned subsidiary, OTS, employs the former OTS management team.

     The acquisition of OTS was accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of OTS have been included in the Company’s consolidated financial statements since the date of acquisition. The purchase price was allocated to assets acquired and liabilities assumed, based on their respective estimated fair values at the date of acquisition. The Company’s purchase price allocation is preliminary, subject to post-acquisition due diligence, and may be adjusted as additional information is obtained. After determining that the value of any identifiable intangible assets was not material, the excess of the purchase price over the fair value of the net assets acquired has been preliminarily recorded as goodwill in the amount of $3,117,047. In accordance with Statement of Financial Accounting Standards No. 142, the goodwill associated with this acquisition is not being amortized, but will be tested annually for impairment.

     The Company purchased OTS after considering the historic levels of earnings achieved by OTS, the impact the OTS sales force could have on future earnings of the Company by increasing the sales volume of products the Company imports and manufactures, and the increase to the combined customer base by cross selling products to each other’s customers. The consideration given to the stockholders of OTS was agreed upon after the Company determined the potential impact on future earnings of the integrated companies.

     The following presents the unaudited pro forma results for the Company for the three and six months ended December 31, 2004 and 2003, as if the acquisition of OTS had been consummated at the beginning of each of the periods presented. In addition, the results for the three and six months ended December 31, 2003, include adjustments for the operating results for the previous acquisitions of Tomark Inc. (January 2004), Kesslers Sports Shop, Inc. (April 2004) and Dixie Sporting Goods Co., Inc (July 2004). The pro forma results are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of the periods presented or the results which may occur in the future.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Net sales	$24,987,790	$21,073,868	$55,420,428	$45,331,357

Net income	676,861	5,950	2,805,833	1,954,722

Net income per share common stock:
Basic	$0.07	$0.00	$0.28	$0.31

Diluted	$0.07	$0.00	$0.27	$0.25

3. Inventories:

     Inventories at December 31, 2004 and June 30, 2004 consisted of the following:

	December 31,	June 30,
	2004	2004
Raw materials	$587,774	$457,337
Work in progress	127,499	115,223
Finished goods	13,263,149	8,641,503

Inventories	$13,978,422	$9,214,063

4. Allowance for Doubtful Accounts:

     Changes in the Company’s allowance for doubtful accounts for the six months ended December 31, 2004 and the year ended June 30, 2004 are as follows:

	December 31,	June 30,
	2004	2004
Balance at beginning of period	$635,531	$121,139
Provision for uncollectible accounts receivable	280,803	194,620
Effect of business acquisitions	204,015	488,756
Accounts written off, net of recoveries	(238,484)	(168,984)

Balance at end of period	$881,865	$635,531

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Income (Loss) Per Share:

     Summarized basic and diluted income (loss) per share are as follows:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Net income (loss)	$581,147	$(203,224)	$2,653,022	$66,068

Weighted average common shares - basic	10,004,947	5,616,399	9,956,587	4,953,501
Effect of dilutive securities (options and warrants)	315,237	—	254,902	1,431,888

Weighted average common shares - diluted	10,320,184	5,616,399	10,211,489	6,385,389

Net income (loss) per share - basic	$0.06	$(0.04)	$0.27	$0.01
Per share effect of dilutive securities (options and warrants)	—	—	(0.01)	—

Net income (loss) per share - diluted	$0.06	$(0.04)	$0.26	$0.01

Options, warrants and common shares underlying convertible securities excluded from computation because their effect was antidilutive	3,602,469	3,435,620	1,801,235	1,733,560

     The shares of the Company’s common stock underlying the convertible securities, which were issued in the current quarterly period, were not included in the calculation for diluted net income as their effect was antidilutive. The number of excluded shares of the Company’s common stock was based upon the period the convertible securities were outstanding and would have been 1,283,573 shares. The total number of common shares, which may be issued upon full conversion of the convertible securities, is 3,412,969.

6. Stock Based Compensation:

     On December 11, 1998, the Company’s stockholders approved a new stock option plan (the “Plan”). The Plan authorized the Company’s Board of Directors to grant employees, directors and consultants of the Company and its subsidiaries up to an aggregate of 400,000 shares of the Company’s common stock, $0.01 par value per share. The Plan, as amended, now authorizes the Company’s Board of Directors to grant employees, directors and consultants of the Company and its subsidiaries up to an aggregate of 1,500,000 shares of the Company’s common stock. The options vest after the employee has been employed for a certain period of time or on the award date if the employee has been employed for at least one year on the award date.

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

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounting Standards Board (“FASB”) SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	For the Three Months Ended		For the Six Months Ended
	December 31		December 31
	2004	2003	2004	2003
Net income (loss), as reported	$581,147	$(203,224)	$2,653,022	$66,068
Add: stock based employee compensation expense included in net income	—	—	—	—

Deduct: stock-based employee compensation expense determined using the fair value based method for all awards, net of related tax effects	498,261	2,334	694,916	5,283

Pro forma income (loss)	$82,886	$(205,558)	$1,958,106	$60,785

Net income (loss) per share common stock:
As reported:
Basic	$0.06	$(0.04)	$0.27	$0.01

Diluted	$0.06	$(0.04)	$0.26	$0.01

Pro forma:
Basic	$0.01	$(0.04)	$0.20	$0.01

Diluted	$0.01	$(0.04)	$0.19	$0.01

     The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: expected average volatility of 34.0%; risk free interest rate of 3.41 to 3.57%; dividend yield of 1.0 to 1.1%; and expected lives of five years.

7. Long-Term Debt:

     On November 26, 2004, the Company announced the completion of its sale of $40.0 million principal amount of 5.75% Convertible Senior Subordinated Notes due 2009 (the “Notes”). The Notes were sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). Thomas Weisel Partners LLC (“Thomas Weisel”) was the initial purchaser of the Notes. On December 3, 2004, the Company announced the completion of its sale of an additional $10.0 million principal amount of Notes pursuant to the exercise by the initial purchaser of the option granted to it in connection with the initial offering of the Notes. The issuance of the Notes resulted in aggregate proceeds of $46.7 million to the Company, net of issuance costs.

     The Notes are governed by the Indenture dated as of November 26, 2004, between the Company and The Bank of New York Trust Company N.A., as trustee (the “Indenture”). The Indenture provides, among other things, that the Notes will bear interest of 5.75% per year, payable semi-annually and will be convertible into the Company’s common stock at a conversion rate of 68.2594 shares per $1,000 principal amount of Notes, subject to certain adjustments. This is equivalent to a conversion price of approximately $14.65 per share. On or after December 31, 2005, the Company may redeem the Notes, in whole or in part, at the redemption price, which is 100% of the principal amount, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the redemption date only if the closing price of the Company’s common stock exceeds 150% of the conversion price for at least 20 trading days in any consecutive 30-day trading period. The Company will make an additional payment in cash with respect to the Notes called for redemption on or before December 10, 2007, in an amount equal to $172.50 per

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

$1,000 principal amount of the Notes, less the amount of any interest actually paid on the Notes before the redemption date. In addition, upon the occurrence of a fundamental change, holders may require the Company to purchase all or a portion of the Notes in cash at a price equal to 100% of the principal amount of Notes to be repurchased, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the repurchase date, plus the make whole premium, if applicable.

     In connection with the completion of the sale of the Notes, on November 26, 2004, the Company entered into a registration rights agreement with Thomas Weisel (the “Registration Rights Agreement”). Under the terms of the Registration Rights Agreement, the Company is required to file with the Securities and Exchange Commission a registration statement for the registration of the Notes and the shares issuable upon conversion of the Notes within 90 days after the closing. The Company has agreed to use its reasonable efforts to cause the registration statement to be declared effective under the Securities Act within 180 days after the closing. On January 24, 2005, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission for the registration of the Notes and the shares issuable upon conversion of the Notes (the “Registration Statement”). The Registration Statement has not been declared effective under the Securities Act.

     In connection with the offer and sale of the Notes, on November 18, 2004, the Company entered into a consent agreement with Merrill Lynch Business Financial Service Inc. (“MLBFS”) with respect to the Company’s $12 million revolving credit facility with MLBFS (the “Consent Agreement”), providing for, among other things, MLBFS’s consent to the issuance of the Notes. On November 23, 2004, the Company entered into a letter agreement with MLBFS providing for, among other things, a change of the maturity of the credit facility from December 31, 2005, to September 30, 2005.

     In addition, on November 26, 2004, the Company entered into a letter agreement with MLBFS providing for, among other things, an amendment to the Company’s ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) to take into account the issuance of the Notes. The Company’s ratio of outstanding debt to MLBFS to the Company’s EBITDA on a trailing 12-month basis may not exceed 2.0 to 1.0.

8. Recent Accounting Pronouncements:

     In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs”. This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Adoption of this statement is required for the Company’s fiscal year beginning July 1, 2005. The adoption of this statement is not expected to have a material effect on the financial condition or results of operations of the Company.

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”. This statement is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) addresses financials accounting for transactions in which an entity obtains employee services in share-based payment transactions. Adoption of this statement is required for the Company’s fiscal year

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

beginning July 1, 2005. The adoption of this statement is not expected to have a material effect on the financial condition or results of operations of the Company.

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

Matters Affecting Comparability

     Collegiate Pacific’s operating results for the second quarter of fiscal 2005 include the operating results of Tomark Sports, Inc. (“Tomark”) and Kesslers Sport Shop, Inc. , both of which we acquired in fiscal 2004, the operating results of Dixie Sporting Goods Co., Inc. (“Dixie”), which we acquired during the first quarter of fiscal 2005, and the operating results of CMS of Central Florida Inc. d/b/a Orlando Team Sports (“OTS”), which we acquired during the second quarter of fiscal 2005, each since their respective acquisition dates. However, the condensed consolidated statements of income for the three and six months ended December 31, 2003, do not include the operating results for any of those acquisitions since each acquisition was completed after December 31, 2003. Approximately $39.8 million of the $41.3 million increase in net sales, when compared to the first six months of fiscal 2004, is attributable to Collegiate Pacific’s acquisitions during fiscal 2004 and fiscal 2005. See Note 2 to Notes to Condensed Consolidated Financial Statements.

Consolidated Results of Operations

     The following table compares selected financial data from the Consolidated Statements of Income for the three and six months ended December 31, 2004 and 2003:

	For the Three Months Ended				For the Six Months Ended
	December 31,				December 31,
			Increase				Increase
	2004	2003	Dollars	Percentage	2004	2003	Dollars	Percentage
	(dollars in thousands, except per share amounts)
Net sales	$23,795	$4,238	$19,557	461.5%	$51,505	$10,212	$41,293	404.4%
Gross profit	7,910	1,520	6,390	420.4%	17,303	3,768	13,535	359.2%
Operating profit (loss)	1,200	(305)	1,505	493.4%	4,634	150	4,484	2,989.3%
Net income (loss)	581	(203)	784	386.2%	2,653	66	2,587	3,919.7%
Diluted earnings (loss) per share	$0.06	$(0.04)	$0.10	250.0%	$0.26	$0.01	$0.25	2,500.0%

Expressed as a percentage of net sales:
Gross margin	33.2%	35.9%			33.6%	36.9%
Selling, general and administrative expenses	27.8%	42.8%			24.3%	35.2%
Operating profit (loss)	5.0%	7.2%			9.0%	1.5%

Acquisitions

     On January 9, 2004, Collegiate Pacific completed the acquisition of Corona, California based Tomark in a merger transaction. Tomark is a marketer, distributor, manufacturer and installer of sporting goods and related equipment primarily to the institutional market in the State of California.

     On April 1, 2004, Collegiate Pacific completed its acquisition of substantially all of the operating assets of Richmond, Indiana based Kesslers Sport Shop, Inc. (now known as RPD Services, Inc.). Our wholly owned subsidiary, Kesslers Team Sports, Inc. (“Kesslers”) is a supplier of team uniforms and sporting goods equipment throughout the Mid-Western United States.

     On July 26, 2004, Collegiate Pacific completed the acquisition of all of the outstanding capital stock of Richmond, Virginia based Dixie. Dixie is a supplier of team uniforms and sporting goods equipment throughout the Mid-Atlantic United States.

     On December 10, 2004, Collegiate Pacific completed its acquisition of all of the outstanding capital stock of Sanford, Florida based OTS. OTS is a supplier of team uniforms and sporting goods equipment throughout in the State of Florida.

Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2003

     Net Sales. Net sales for the fiscal quarter ended December 31, 2004, totaled $23.8 million compared to $4.2 million for the fiscal quarter ended December 31, 2003, an increase of $19.6 million, or 461.5%. Net sales grew by a combined $18.9 million from the businesses we acquired during fiscal 2004 and early fiscal 2005, and reflects the results of our efforts during the quarter to direct a selection of our traditional catalog customers to our acquired road sales team. These efforts have contributed to the growth in net sales for each of our acquired businesses. We believe that if we can successfully service a selection of our traditional catalog customers in specific regions of the United States with our newly acquired road sales team, we will continue to grow our net sales through greater account penetration and retention. The increase in sales for our existing catalog operations was due to our expanded product offerings and the overall growth in our customer base. We believe future net sales will continue to rise from current levels, however, no assurances can be made that any future increases in net sales will be at the same rate.

     Historically, sales of our sporting goods have experienced seasonal fluctuations. This seasonality causes our financial results to vary from quarter to quarter, which usually results in lower net sales and operating profit in the second quarter of our fiscal year (October through December) and higher net sales and operating profit in the remaining quarters of our fiscal year. We attribute this seasonality primarily to the budgeting procedures of our customers and the seasonal demand for our products, which have historically been driven by spring and summer sports. Generally, between the months of October and December of each fiscal year, there is a lower level of sports activities at our historical institutional customer base, a higher degree of adverse weather conditions and a greater number of school recesses and major holidays. We believe that our recent acquisitions of Kesslers, Dixie and OTS, which have a greater focus on fall and winter sports, may reduce the seasonality of our financial results.

     Gross Profit. Gross profit for the fiscal quarter ended December 31, 2004, was $7.9 million, or 33.2% of net sales, compared with $1.5 million, or 35.9% of net sales, for the fiscal quarter ended December 31, 2003. The improvement in gross profit dollars for the quarter was attributable to the increase in sales volume. The decrease in gross profit margin for the fiscal quarter ended December 31, 2004, compared to the fiscal quarter ended December 31, 2003, was mainly due to the increase in sales of soft good products, which generally have slightly lower gross margins. In the fiscal quarter ended December 31, 2004, Tomark, Kesslers, Dixie and OTS contributed a combined gross profit of $6.3 million and gross profit percentage of 33.2%. Other factors which affect gross profit are the cost of freight, which is influenced by oil prices, the cost of raw materials used in the manufacturing process and the Company’s ability to timely pass these changes to variable costs on to its customers.

     Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses for the fiscal quarter ended December 31, 2004, were $6.6 million, or 27.8% of net sales, compared with $1.8 million, or 42.8% of net sales, for the fiscal quarter ended December 31, 2003. The increase in SG&A expenses for the fiscal quarter ended December 31, 2004, was attributable to Collegiate Pacific’s acquisitions in fiscal 2004 and early fiscal 2005, which resulted in increased expenses of $4.5 million, an increase in personnel related costs incurred in connection with additional sales personnel and a slight increase in general insurance costs incurred in connection with the Company’s growth.

     Operating Profit. Operating profit for the fiscal quarter ended December 31, 2004, increased to $1.2 million, or 5.0% of net sales, compared to an operating loss of $305 thousand, or 7.2% of net sales for the fiscal quarter ended December 31, 2003. The increase in operating profit was primarily attributable to higher sales volume, partially offset by higher SG&A expenses.

     Interest Expense. Interest expense for the fiscal quarter ended December 31, 2004, increased to $335 thousand, or 2,446.3%, compared to $13 thousand for the fiscal quarter ended December 31, 2003. The increase in interest expense is attributable to interest on the 5.75% Convertible Senior Subordinated Notes due 2009 (the “Notes”) during the fiscal quarter ended December 31, 2004. See “Liquidity and Capital Resources.”

     Income Taxes. Income tax expense for the fiscal quarter ended December 31, 2004, increased to $398 thousand, which is approximately 40.6% of our income before taxes. Due to an operating loss for the fiscal quarter ended December 31, 2003, the Company had a tax benefit of $105 thousand for that period.

     Net Income. Net income for the fiscal quarter ended December 31, 2004, increased to $581 thousand, or 2.4% of net sales, compared to a net loss of $203 thousand, or 4.8% of net sales, for the fiscal quarter ended December 31, 2003. The increase in net income was attributable to increased sales activity, as well as a decrease in SG&A expenses as a percentage of net sales, which was offset by the increase in income tax expense.

Six Months Ended December 31, 2004 Compared to Six Months Ended December 31, 2003

     Net Sales. Net sales for the six months ended December 31, 2004, totaled $51.5 million compared to $10.2 million for the six months ended December 31, 2003, an increase of $41.3 million, or 404.4%. Net sales grew by a combined $39.8 million from the businesses we acquired during fiscal 2004 and fiscal 2005, and reflects the results of our efforts during the six months ended December 31, 2004, to direct a selection of our traditional catalog customers to our acquired road sales team. These efforts have contributed to the growth in net sales for each of our acquired businesses. We believe that if we can successfully service a selection of our traditional catalog customers with our newly acquired road sales team, we will continue to grow our net sales through greater account penetration and retention in specific regions of the United States. The increase in sales for our existing catalog operations was due to our expanded product offerings and the overall growth in our customer base. We believe future net sales will continue to rise from current levels, however, no assurances can be made that any future increases in net sales will be at the same rate.

     Historically, sales of our sporting goods have experienced seasonal fluctuations. This seasonality causes our financial results to vary from quarter to quarter, which usually results in lower net sales and operating profit in the second quarter of our fiscal year (October through December) and higher net sales and operating profit in the remaining quarters of our fiscal year. We attribute this seasonality primarily to the budgeting procedures of many of our institutional customers and the seasonal demand for our products, which have historically been driven by spring and summer sports. Generally, between the months of October and December of each fiscal year, there is a lower level of sports activities at our historical institutional customer base, a higher degree of adverse weather conditions and a greater number of school recesses and major holidays. We believe that our recent acquisitions of Kesslers, Dixie and OTS, which have a greater focus on fall and winter sports, may reduce the seasonality of our financial results.

     Gross Profit. Gross profit for the six months ended December 31, 2004, was $17.3 million, or 33.6% of net sales, compared with $3.8 million, or 36.9% of net sales, for the six months ended December 31, 2003. The improvement in gross profit dollars for six-month period was attributable to the increase in sales volume. The decrease in gross profit margin for the six month period ended December 31, 2004, compared to the six month period ended December 31, 2003, was mainly due to the increase in sales of soft good products, which generally have slightly lower gross margins. In the six month period ended December 31, 2004, Tomark, Kesslers, Dixie and OTS contributed a combined gross profit of $13.1 million and gross profit percentage of 32.9%. Other factors which affect gross profit are the cost of freight, which is influenced by oil prices, the cost of raw materials used in the manufacturing process and the Company’s ability to timely pass these changes to variable costs on to its customers.

     Selling, General and Administrative Expenses. SG&A expenses for the six months ended December 31, 2004, were $12.5 million, or 24.3% of net sales, compared with $3.6 million, or 35.2% of net sales, for the six months ended December 31, 2003. The increase in SG&A expenses for the six months ended December 31, 2004, was attributable to Collegiate Pacific’s acquisitions in fiscal 2004 and fiscal 2005, which resulted in increased expenses of $8.3 million, an increase in personnel related costs incurred in connection with additional sales personnel and a slight increase in general insurance costs incurred in connection with the Company’s growth.

     Operating Profit. Operating profit for the six months ended December 31, 2004, increased to $4.6 million, or 9.0% of net sales, compared to operating profit of $150 thousand, or 1.5% of net sales for the six months ended December 31, 2003. The increase in operating profit was primarily attributable to higher sales volume, partially offset by higher SG&A expenses.

     Interest Expense. Interest expense for the six months ended December 31, 2004, increased to $342 thousand, or 1,331.3%, compared to $24 thousand for the six months ended December 31, 2003. The increase in interest expense was attributable to interest on the Notes during the six months ended December 31, 2004. See “Liquidity and Capital Resources.”

     Income Taxes. Income tax expense for the six months ended December 31, 2004, increased to $1.8 million, which is approximately 40.7% of our income before taxes. Income tax expense for the six months ended December 31, 2003 was $70 thousand, or approximately 51.4% of income before taxes, and included additional provisions to correct the year to date tax amount to the expected year end effective rate.

     Net Income. Net income for the six months ended December 31, 2004, increased to $2.7 million, or 5.2% of net sales, compared to net income of $66 thousand, or 0.6% of net sales, for the six months ended December 31, 2003. The increase in net income was attributable to increased sales activity, as well as a decrease in SG&A expenses as a percentage of net sales, which was offset by the increase in income tax expense.

Liquidity and Capital Resources

Cash Flow Activity

     Cash and cash equivalents totaled approximately $43.4 million at December 31, 2004, compared to approximately $7.5 million at June 30, 2004. Collegiate Pacific’s operating activities utilized approximately $3.6 million in cash during the six months ended December 31, 2004, compared to utilizing approximately $893 thousand during the six months ended December 31, 2003. The increase in cash utilized by operating activities was due to an increase in accounts receivable of $3.3 million, an increase in inventories of $1.0 million and a decrease in income taxes payable of approximately $1.7 million during the six months ended December 31, 2004, which is attributable to increased sales volume during the six month period.

     Net cash used in investing activities was $6.8 million during the six month period ended December 31, 2004, compared to approximately $32 thousand for the six month period ended December 31, 2003. The increase in cash used during the six months ended December 31, 2004 is attributable to cash used for the acquisitions of Dixie and OTS of $6.6 million, which is net of the amount of cash acquired in connection with those acquisitions. No material commitments for capital expenditures existed as of December 31, 2004.

     Cash provided by financing activities during the six months ended December 31, 2004 was $46.4 million, compared to approximately $6.0 million during the six months ended December 31, 2003. The increase in cash provided by financing activities during the six months ended December 31, 2004, was due to proceeds from the sale of the Notes of $46.7 million, after debt issuance costs, as well as the issuance of common stock upon the exercise of options of approximately $319 thousand, partially offset by net payments on the Company’s revolving line of credit and other notes payable of $104 thousand, as well as the payment of dividends of approximately $498 thousand during the six month period. The cash provided by financing activities during the six months ended December 31, 2003, was from the issuance of common stock upon the exercise of common stock warrants and options of approximately $7.2 million, partially offset by the purchase of treasury shares of approximately $41 thousand, the payment of dividends of approximately $372 thousand and repayments on the Company’s revolving line of credit of approximately $800 thousand.

     Current assets as of December 31, 2004, totaled approximately $77.3 million, thereby providing the company with working capital of approximately $66.4 million.

Capital Structure and Resources

     On November 26, 2004, the Company announced the completion of its sale of $40.0 million principal amount of the Notes. The Notes were sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). Thomas Weisel Partners LLC (“Thomas Weisel”) was the initial purchaser of the Notes. On December 3, 2004, the Company announced the completion of its sale of an additional $10.0 million principal amount of Notes pursuant to the exercise by Thomas Weisel of the option granted to it in connection with the initial offering of the Notes. The issuance of the Notes resulted in aggregate proceeds of $46.7 million to the Company, net of issuance costs.

     The Notes are governed by the Indenture dated as of November 26, 2004, between the Company and The Bank of New York Trust Company N.A., as trustee (the “Indenture”). The Indenture provides, among other things, that the Notes will bear interest of 5.75% per year, payable semi-annually and will be convertible into the Company’s common stock at a conversion rate of 68.2594 shares per $1,000 principal amount of Notes, subject to certain adjustments. This is equivalent to a conversion price of approximately $14.65 per share. On or after December 31, 2005, the Company may redeem the Notes, in whole or in part, at the redemption price, which is 100% of the principal amount, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the redemption date only if the closing price of the Company’s common stock exceeds 150% of the conversion price for at least 20 trading days in any consecutive 30-day trading period. The Company will make an additional payment in cash with respect to the Notes called for redemption on or before December 10, 2007, in an amount equal to $172.50 per $1,000 principal amount of the Notes, less the amount of any interest actually paid on the Notes before the redemption date. In addition, upon the occurrence of a fundamental change, holders may require the Company to purchase all or a portion of the Notes in cash at a price equal to 100% of the principal amount of Notes to be repurchased, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the repurchase date, plus the make whole premium, if applicable.

     In connection with the completion of the sale of the Notes, on November 26, 2004, the Company entered into a registration rights agreement with Thomas Weisel (the “Registration Rights Agreement”). Under the terms of the Registration Rights Agreement, the Company is required to file with the Securities and Exchange Commission a registration statement for the registration of the Notes and the shares issuable upon conversion of the Notes within 90 days after the closing. The Company has agreed to use its reasonable efforts to cause the registration statement to be declared effective under the Securities Act within 180 days after the closing. On January 24, 2005, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission for the registration of the Notes and the shares issuable upon conversion of the Notes (the “Registration Statement”). The Registration Statement has not been declared effective under the Securities Act.

     The Company’s principal external source of liquidity is its $12 million revolving line of credit (the “Credit Facility”) with Merrill Lynch Business Financial Services Inc. (“MLBFS”), which is collateralized by all of the assets of Collegiate Pacific and its subsidiaries. Total availability under the Credit Facility is determined by a borrowing formula based on eligible trade receivables and inventories that provides for borrowings against up to 80% of its eligible trade receivables and 50% of its eligible inventories, but not to exceed $12 million. Borrowings under the Credit Facility bear interest at the rate of 2.25% plus the one-month LIBOR rate (4.65% at December 31, 2004). As of December 31, 2004, there was no balance outstanding under the Credit Facility, leaving the Company with approximately $12 million of availability under the terms of the borrowing base formula of the Credit Facility. The Credit Facility contains customary covenants and the Company must maintain certain financial ratios pertaining to its fixed charges and total debt to (a) total net worth and (b) earnings before interest, taxes, depreciation and amortization (“EBITDA”).

     In connection with the offer and sale of the Notes, on November 18, 2004, the Company entered into a consent agreement with MLBFS with respect to the Credit Facility, providing for, among other things, MLBFS’s consent to the issuance of the Notes. On November 23, 2004, the Company entered into a letter agreement with MLBFS providing for, among other things, a change of the maturity of the credit facility from December 31, 2005, to September 30, 2005. In addition, on November 26, 2004, the Company entered into a letter agreement with MLBFS providing for, among other things, an amendment to the Company’s debt to EBITDA ratio to take into account the issuance of the Notes. The Company’s ratio of outstanding debt to MLBFS to EBITDA on a trailing 12-month basis may now not exceed 2.0 to 1.0. The Company is currently in compliance with all financial covenants and management does not believe that the financial covenants set forth in the Credit Facility will have an adverse impact on its operations or future plans.

     Our strategic plan involves growth through the acquisitions of other companies and we actively pursue acquisitions in connection with this plan. At any time we may be in various stages of discussions or negotiations with several parties regarding possible acquisitions or other alliances. We used approximately $1.2 million of the net proceeds from the Notes to pay all outstanding principal and accrued interest under the Credit Facility and approximately $1.8 million in connection with our acquisition of OTS. We intend to use the balance of the net proceeds from the Notes for general corporate purposes, including future acquisitions.

Long-Term Financial Obligations and Other Commercial Commitments

     The following table summarizes the outstanding borrowings and long-term contractual obligations of the Company at December 31, 2004, and the effects such obligations are expected to have on liquidity and cash flow in future periods.

			Payments due by Period
		Less than			After
Contractual Obligations	Total	1 year	1 - 3 years	4 - 5 years	5 years
	(dollars in thousands)
Long-term debt	$50,694	$325	$211	$50,158	$—
Operating leases	3,482	1,129	1,657	649	47

Total contractual cash obligations	$54,176	$1,454	$1,868	$50,807	$47

     We believe the Company will satisfy its short-term and long-term liquidity needs from borrowings under the Credit Facility, proceeds from the sale of the Notes and cash flows from operations. We may experience periods of higher borrowing under the Credit Facility due to the seasonal nature of our business cycle. We are actively seeking expansion through acquisitions and/or joint ventures, and the success of such efforts may require additional bank debt, equity financing, or private financing.

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

     At December 31, 2004, our total allowance for doubtful accounts was approximately $882 thousand, an increase of $246 thousand from June 30, 2004. The increase in the amount of our allowance for doubtful accounts for the six months ended December 31, 2004, is mainly due to allowances for doubtful accounts that arose from the business acquisitions we completed during the six months ended December 31, 2004, as well as an increase in accounts receivable at December 31, 2004, compared to June 30, 2004.

     Intangible Assets. We assess the recoverability of the carrying value of long-lived assets periodically. If circumstances suggest that long-lived assets may be impaired, and a review indicates that the carrying value will not be recoverable, the carrying value is reduced to its estimated fair value. As of December 31, 2004, the balance sheet includes approximately $23.8 million of goodwill and intangible assets, net, and $1.3 million of fixed assets, net. The Company has concluded that no impairment exists.

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

     Changes in Internal Controls. During the period covered by this Quarterly Report, there were no significant changes to the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls, including any corrective actions with respect to significant deficiencies and material weaknesses. However, the Company is continuing to integrate the operations of newly acquired Dixie and OTS into the Company’s current internal controls environment and procedures. It is anticipated the integration of Dixie’s and OTS’s operations will be completed by the end of the third quarter of fiscal 2005. This integration will result in changes to significant areas of the Company’s internal controls in order to provide effective monitoring and control of both Dixie’s and OTS’s operations.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     In February 2004, the Company’s wholly-owned subsidiary, Dixie Sporting Goods Co., Inc., was named as a co-defendant in an action styled Edwin Dean Spruill, Jr. v. Jugs, Inc. and Dixie Sporting Goods Co., Inc., civil action no. L04-361, which, at the request of Dixie, was transferred to the Circuit Court for the City of Virginia Beach, Virginia. This lawsuit seeks a total of $5,000,000 for damages suffered by the plaintiff while using a pitching machine manufactured by Jugs, Inc. and sold to the plaintiff’s employer by Dixie. Dixie maintains primary and excess insurance coverage for the claim in the amount of $3,000,000. On December 9, 2004, the plaintiff dismissed Dixie from the lawsuit without prejudice to refile its claims against Dixie within six months of the dismissal date.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     On December 10, 2004, Collegiate Pacific agreed to issue an aggregate of 83,126 shares of its common stock, valued at $1.2 million, to the three former stockholders of CMS of Central Florida Inc. d/b/a Orlando Team Sports (“OTS”), Barbara L. Smith, Carmine McWeeney and Michael McWeeney, as partial consideration for the Company’s acquisition of all of the capital stock of OTS. Because the issuance by the Company of its common stock to the former stockholders of OTS did not involve a public offering, the Company relied on Section 4(2) of the Securities Act of 1933, as amended, to issue the shares of its common stock to the former stockholders of OTS. Collegiate Pacific filed a Form D with the Securities and Exchange Commission covering the issuance of the shares of common stock to the former OTS stockholders.

Item 4. Submission of Matters to a Vote of Security Holders.

     As contemplated in the Company’s Proxy Statement, which was mailed to stockholders beginning on October 28, 2004, the Company’s stockholders elected Michael J. Blumenfeld, Adam Blumenfeld, Arthur J. Coerver, Harvey Rothenberg, Jeff Davidowitz, William H. Watkins and Robert W. Hampton as directors of the Company, each to serve until the next annual meeting of stockholders. The Company’s stockholders also considered a proposal to ratify the selection of Grant Thornton LLP as the independent auditor of the Company for the fiscal year ending June 30, 2005.

     Each of the foregoing proposals was approved at the Company’s annual meeting of stockholders on December 3, 2004. Each Board nominee received the number of votes indicated below.

	No. of Votes Cast	No. of Votes Cast
	Nominee for Election	Against or Withheld
Michael J. Blumenfeld	9,246,262	421,343
Adam Blumenfeld	9,180,262	487,343
Arthur J. Coerver	9,180,262	487,343
Harvey Rothenberg	9,180,262	487,343
Jeff Davidowitz	9,664,087	3,518
William H. Watkins	9,663,087	4,518
Robert W. Hampton	9,662,287	5,318

     With respect to the approval of the proposal to ratify the selection of Grant Thornton LLP, the votes cast for, against and abstaining were as follows:

Votes For	9,661,609
Votes Against	792
Abstention	5,204

Item 5. Other Information.

     On December 3, 2004, the Compensation Committee (the “Compensation Committee”) of the Board of Directors of the Company increased the base salary payable to the following three named executive officers of the Company commencing with the pay period ended December 15, 2004: (a) Michael J. Blumenfeld, the Company’s Chairman of the Board and Chief Executive Officer, from $172,000 to $225,000; (b) Adam Blumenfeld, the Company’s President, from $162,000 to $225,000; and (c) William R. Estill, the Company’s Chief Financial Officer, from $160,000 to $195,000. The base salaries for the other named executive officers of the Company remained at the same levels as fiscal 2004. The Compensation Committee annually evaluates the performance and determines the compensation of the Company’s officers based on the Compensation Committee’s assessment of the individual performance of the executive officers, their achievement of corporate goals and compensation at comparable companies. The fiscal 2005 base salaries for the named executive officers are listed in Exhibit 10.3 and are incorporated herein by reference. These salaries may be changed at any time at the discretion of the Compensation Committee. The Company does not have written employment agreements with any of its named executive officers and each is employed “at will.”

Item 6. Exhibits.

A.	Exhibits.

     The following exhibits are filed as part of this report:

Exhibit
Number	Exhibit
2.1	Stock Purchase Agreement, dated December 10, 2004, by and among Collegiate Pacific Inc., Barbara L. Smith, Carmine McWeeney and Michael McWeeney. (1)

4.1	Indenture, dated November 26, 2004, by and between Collegiate Pacific Inc. and The Bank of New York Trust Company N.A., as Trustee. (2)

4.2	Form of 5.75% Convertible Senior Subordinated Note Due 2009 (included in Section 2.2 of Exhibit 4.1 to this report). (2)

4.3	Registration Rights Agreement, dated November 26, 2004, by and between Collegiate Pacific Inc. and Thomas Weisel Partners LLC. (2)

10.1	Consent Agreement, dated November 18, 2004, by and between Merrill Lynch Business Financial Services Inc. and Collegiate Pacific Inc. (2)

10.2	Letter Agreement, dated November 23, 2004, by and among Merrill Lynch Business Financial Services Inc., Collegiate Pacific Inc., Tomark Sports, Inc., Kesslers Team Sports, Inc. and Dixie Sporting Goods Co., Inc. (2)

10.3	Letter, dated November 26, 2004, from Merrill Lynch Business Financial Services Inc. relating to the Loan Documents by and between Merrill Lynch Business Financial Services Inc. and Collegiate Pacific Inc. (2)

10.4	Lease Agreement, dated December 10, 2005, by and between McWeeney Smith Partnership and CMS of Central Florida, Inc. d/b/a Orlando Team Sports.*

10.5	Fiscal 2005 Base Salaries for Named Executive Officers.*

31.1	Section 302 Certification of Principal Executive Officer.*

31.2	Section 302 Certification of Principal Financial Officer.*

32.	Section 906 Certifications of Principal Executive and Principal Financial Officers.**

*	Filed herewith

**	Furnished herewith

(1)	Previously filed as an Exhibit to our Current Report on form 8-K, filed with the Securities and Exchange Commission on December 13, 2004, and incorporated herein by reference.

(2)	Previously filed as an Exhibit to our Current Report on form 8-K, filed with the Securities and Exchange Commission on November 29, 2004, and incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

COLLEGIATE PACIFIC INC.

Dated: February 14, 2005	/s/ Michael J. Blumenfeld

Michael J. Blumenfeld, Chairman and
Chief Executive Officer

/s/ William R. Estill

William R. Estill, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit
2.1	Stock Purchase Agreement, dated December 10, 2004, by and among Collegiate Pacific Inc., Barbara L. Smith, Carmine McWeeney and Michael McWeeney. (1)

4.1	Indenture, dated November 26, 2004, by and between Collegiate Pacific Inc. and The Bank of New York Trust Company N.A., as Trustee. (2)

4.2	Form of 5.75% Convertible Senior Subordinated Note Due 2009 (included in Section 2.2 of Exhibit 4.1 to this report). (2)

4.3	Registration Rights Agreement, dated November 26, 2004, by and between Collegiate Pacific Inc. and Thomas Weisel Partners LLC. (2)

10.1	Consent Agreement, dated November 18, 2004, by and between Merrill Lynch Business Financial Services Inc. and Collegiate Pacific Inc. (2)

10.2	Letter Agreement, dated November 23, 2004, by and among Merrill Lynch Business Financial Services Inc., Collegiate Pacific Inc., Tomark Sports, Inc., Kesslers Team Sports, Inc. and Dixie Sporting Goods Co., Inc. (2)

10.3	Letter, dated November 26, 2004, from Merrill Lynch Business Financial Services Inc. relating to the Loan Documents by and between Merrill Lynch Business Financial Services Inc. and Collegiate Pacific Inc. (2)

10.4	Lease Agreement, dated December 10, 2005, by and between McWeeney Smith Partnership and CMS of Central Florida, Inc. d/b/a Orlando Team Sports.*

10.5	Fiscal 2005 Base Salaries for Named Executive Officers.*

31.1	Section 302 Certification of Principal Executive Officer.*

31.2	Section 302 Certification of Principal Financial Officer.*

32.	Section 906 Certifications of Principal Executive and Principal Financial Officers.**

*	Filed herewith

**	Furnished herewith