Form 10QSB
period 2005-03-31
COLLEGIATE PACIFIC INC
filed 2005-05-16
CIK 828747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☑	Quarterly report under Section 13 OR 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2005

☐	Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from ______to ______

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐

As of May 12, 2005, there were 10,120,749 shares of the issuer’s common stock outstanding.

Transitional Small Business Disclosure Format (check one):

     Yes ☐     No ☑

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2005	2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,008,491	$7,473,145
Accounts receivable, net of allowance for doubtful accounts of $953,122 and $635,531, respectively	19,153,911	10,683,860
Inventories	15,287,716	9,214,063
Current portion of deferred taxes	149,414	149,414
Prepaid income taxes	511,594	—
Prepaid expenses and other current assets	1,813,186	496,912

Total current assets	77,924,312	28,017,394
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1,165,435 and $870,394, respectively	1,346,555	831,205
DEFERRED DEBT ISSUANCE COSTS, net of accumulated amortization of $222,784 and $0, respectively	3,155,522	—
INTANGIBLE ASSETS, net of accumulated amortization of $543,337 and $346,238, respectively	504,502	429,833
GOODWILL	23,649,199	17,308,487
DEFERRED INCOME TAXES	100,812	100,812
OTHER ASSETS	242,533	259,012

Total assets	$106,923,435	$46,946,743

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,848,026	$4,983,603
Accrued liabilities	1,828,863	1,283,553
Dividends payable	254,919	247,128
Accrued interest	988,681	—
Current portion of long-term debt	271,067	124,800
Income taxes payable	—	700,850

Total current liabilities	11,191,556	7,339,934
REDEEMABLE COMMON STOCK (see Note 2)	—	7,250,000
LONG-TERM DEBT	50,374,415	73,200
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 10,196,780 and 9,884,142 shares issued and 10,110,754 and 9,798,116 shares outstanding, respectively	101,968	98,842
Additional paid-in capital	41,857,822	31,469,423
Retained earnings	4,055,125	1,372,795
Treasury stock at cost, 86,026 shares, respectively	(657,451)	(657,451)

Total stockholders’ equity	45,357,464	32,283,609

Total liabilities and stockholders’ equity	$106,923,435	$46,946,743

The accompanying notes are an integral part of these financial statements.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Net sales	$27,018,429	$11,153,919	$78,523,315	$21,365,956
Cost of sales	17,544,088	7,014,007	51,745,869	13,458,203

Gross profit	9,474,341	4,139,912	26,777,446	7,907,753

Selling, general and administrative expenses	7,469,843	2,629,437	19,964,610	6,223,091
Amortization expense	14,755	12,266	189,284	36,799

Operating profit	1,989,743	1,498,209	6,623,552	1,647,863

Other income (expense):
Interest income	179,288	6,210	237,732	15,484
Interest expense	(899,372)	(4,823)	(1,240,891)	(28,684)
Other income	32,774	1,435	153,338	2,430

Total other income (expense)	(687,310)	2,822	(849,821)	(10,770)

Income before income taxes	1,302,433	1,501,031	5,773,731	1,637,093

Provision for income taxes	514,772	606,336	2,333,047	676,330

Net income	$787,661	$894,695	$3,440,684	$960,763

Weighted average number of shares outstanding:
Basic	10,094,747	6,516,430	10,002,640	5,474,477

Diluted	10,410,933	7,957,793	10,277,970	6,909,524

Net income per share common stock – basic	$0.08	$0.14	$0.34	$0.18

Net income per share common stock – diluted	$0.08	$0.11	$0.33	$0.14

The accompanying notes are an integral part of these financial statements.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,440,684	$960,763
Adjustments to reconcile net income to cash used in operating activities:
Depreciation expense	300,596	158,926
Amortization expense	189,284	36,799
Amortization of deferred debt issuance costs	222,784	—
Provision for uncollectible accounts receivable	460,339	99,131
Loss on sale of property and equipment	2,912	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(5,346,517)	(1,519,763)
Inventories	(2,565,684)	(669,763)
Prepaid expenses and other current assets	(1,168,608)	(676,183)
Other assets	63,347	2,062
Accounts payable	(966,718)	734,209
Accrued liabilities	1,127,355	(121,693)
Income taxes payable	(1,212,444)	385,530

Net cash used in operating activities:	(5,452,670)	(609,982)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(416,657)	(118,670)
Purchase of subsidiaries, net of cash acquired of $317,551 and $432,897, respectively	(6,726,870)	(2,069,967)

Net cash used in investing activities:	(7,143,527)	(2,188,637)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under line of credit	9,185,948	—
Payments on notes payable and line of credit	(9,379,549)	(833,918)
Proceeds from issuance of 5.75% senior subordinated notes	50,000,000	—
Deferred debt issuance costs	(3,378,306)	—
Purchase of treasury stock	—	(40,808)
Payment of dividends	(750,562)	(371,504)
Proceeds from issuance of common stock	454,012	10,789,916

Net cash provided by financing activities:	46,131,543	9,543,686

Increase in cash and cash equivalents	33,535,346	6,745,067
Cash and cash equivalents, beginning of period	7,473,145	365,713

Cash and cash equivalents, end of period	$41,008,491	$7,110,780

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$29,427	$28,684

Cash paid for income taxes	$3,545,491	$290,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of assets acquired in business acquisitions	$7,690,531	$1,167,238

Liabilities assumed in business acquisitions	$4,495,229	$875,681

Promissory notes issued for business acquisitions	$600,000	$250,000

Common stock issued for business acquisitions (231,788 and 270,562 shares, respectively)	$2,687,514	$2,500,000

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

2. Business Combinations:

     On July 26, 2004, the Company completed its acquisition of all of the outstanding capital stock of Dixie Sporting Goods Co., Inc. (“Dixie”). Dixie is a supplier of soft good athletic apparel, footwear products and sporting goods equipment throughout the Mid-Atlantic United States. The Company paid the former stockholders of Dixie a total of approximately $7.0 million, which consisted of $4.0 million in cash, $0.5 million in promissory notes, up to an additional $1.0 million in the form of an earnout if the net income of Dixie exceeds certain target levels in the 17 month period ending December 31, 2005, and 148,662 shares of the Company’s common stock valued at $1.5 million. The cash portion of the purchase price was paid out of the Company’s working capital. The Company’s wholly owned subsidiary, Dixie, employs the former Dixie management team.

     The acquisition of Dixie was accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of Dixie have been included in the Company’s consolidated financial statements since the date of acquisition. Assets acquired included a contractual backlog intangible asset in the amount of $12,000, which was amortized on a straight-line basis over its estimated useful life of six months. The purchase price was allocated to assets acquired, which included the identified intangible asset, and liabilities assumed, based on their respective estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill in the amount of $3,192,804. In accordance with Statement of Financial Accounting Standards No. 142, the goodwill associated with this acquisition is not being amortized, but will be tested annually for impairment.

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

     Under the terms of the Amendment, the parties agreed to terminate Collegiate Pacific’s obligations under the price guarantee and the resale provisions with respect to the Shares, effective as of the date of the Amendment, September 29, 2004. Accordingly, the Company no longer carries a contingent liability for redeemable common stock. Consequently, $7,250,000 of the increase in stockholders’ equity as of March 31, 2005, compared to June 30, 2004, is attributable to the elimination of the price guaranty under the terms of the Amendment.

     On December 10, 2004, the Company completed its acquisition of all of the outstanding capital stock of CMS of Central Florida Inc. d/b/a Orlando Team Sports (“OTS”). OTS is a supplier of soft good athletic apparel, footwear products and sporting goods equipment in the State of Florida. The Company paid the former OTS stockholders a total of approximately $3.1 million, which consisted of $1.8 million in cash, $0.1 million in a promissory note, and 83,126 shares of the Company’s common stock valued at $1.2 million. The cash portion of the purchase price was paid out of the Company’s working capital. The Company also entered into a lease with McWeeney Smith Partnership (the “Partnership”) for its 12,000 square foot warehouse and distribution facility in Sanford, Florida. The former OTS stockholders are partners in the Partnership. The term of the lease runs through July 2010 and the monthly rental rate is approximately $6,400. The Company’s wholly owned subsidiary, OTS, employs the former OTS management team.

     The acquisition of OTS was accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of OTS have been included in the Company’s consolidated financial statements since the date of acquisition. Assets acquired included identifiable intangible assets of contractual backlog in the amount of $150,000, noncompetition agreements in the amount of $50,000 and customer relationships in the amount of $50,000. The Company is still in the process of finalizing the valuation of these assets, therefore, the values assigned to the assets are preliminary estimates and subject to change. The purchase price was allocated to assets acquired, which includes the estimated identified intangible assets, and liabilities assumed based on their respective estimated fair values at the date of acquisition. The Company’s purchase price allocation is preliminary, subject to post-acquisition due diligence, and may be adjusted as additional information is obtained. The excess of the purchase price over the fair value of the net assets acquired has been preliminarily recorded as goodwill in the amount of $3,106,849. In accordance with Statement of Financial Accounting Standards No. 142, the goodwill associated with this acquisition is not being amortized, but will be tested annually for impairment.

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

     The following presents the unaudited pro forma results for the Company for the three and nine months ended March 31, 2005 and 2004, as if the acquisitions of Tomark Inc. (January 2004), Kesslers Sports Shop, Inc. (April 2004), Dixie Sporting Goods Co., Inc (July 2004) and CMS of Central Florida, Inc. (December 2004) had been consummated at the beginning of each of the periods presented. The pro forma results are prepared for comparative purposes only and do not necessarily reflect the results that

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

would have occurred had the acquisitions occurred at the beginning of the periods presented or the results which may occur in the future.

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Net sales	$27,018,429	$23,610,956	$82,438,858	$71,259,362

Net income	787,661	911,857	3,593,895	2,681,228

Net income per share common stock:
Basic	$0.08	$0.12	$0.36	$0.41

Diluted	$0.08	$0.10	$0.35	$0.33

3. Net Sales:

     The Company’s net sales to external customers are attributable to sales of sporting goods equipment and soft good athletic apparel and footwear. The following table details the Company’s consolidated net sales by these product lines for the three and nine months ended March 31, 2005, and 2004:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Sporting goods equipment	$18,033,432	$11,153,919	$44,484,533	$21,365,956
Soft good athletic apparel and footwear	8,984,997	—	34,038,782	—

Net sales	$27,018,429	$11,153,919	$78,523,315	$21,365,956

4. Inventories:

     Inventories at March 31, 2005, and June 30, 2004, consisted of the following:

	March 31,	June 30,
	2005	2004
Raw materials	$532,041	$457,337
Work in progress	107,713	115,223
Finished goods	14,647,962	8,641,503

Inventories	$15,287,716	$9,214,063

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Allowance for Doubtful Accounts:

     Changes in the Company’s allowance for doubtful accounts for the nine months ended March 31, 2005 and the fiscal year ended June 30, 2004 are as follows:

	March 31,	June 30,
	2005	2004
Balance at beginning of period	$635,531	$121,139
Provision for uncollectible accounts receivable	460,339	194,620
Effect of business acquisitions	204,015	488,756
Accounts written off, net of recoveries	(346,763)	(168,984)

Balance at end of period	$953,122	$635,531

6. Income Per Share:

     Summarized basic and diluted income per share are as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Net income	$787,661	$894,695	$3,440,684	$960,763

Weighted average common shares – basic	10,094,747	6,516,430	10,002,640	5,474,477
Effect of dilutive securities (options and warrants)	316,186	1,441,363	275,330	1,435,047

Weighted average common shares — diluted	10,410,933	7,957,793	10,277,970	6,909,524

Net income per share — basic	$0.08	$0.14	$0.34	$0.18
Per share effect of dilutive securities (options and warrants)	—	(0.03)	(0.01)	(0.04)

Net income per share — diluted	$0.08	$0.11	$0.33	$0.14

Options, warrants and common shares underlying convertible notes excluded from computation because their effect was antidilutive	3,607,969	—	2,403,479	1,155,707

     The shares of the Company’s common stock underlying the convertible notes, were not included in the calculation for diluted net income as their effect was antidilutive. The number of excluded shares of the Company’s common stock was based upon the period the convertible securities were outstanding and would have been 3,412,969 shares. The total number of common shares, which may be issued upon full conversion of the convertible notes, is 3,412,969.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Stock Based Compensation:

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

	For the Three Months Ended		For the Nine Months Ended
	March 31		March 31
	2005	2004	2005	2004
Net income, as reported	$787,661	$894,695	$3,440,684	$960,763
Add: stock-based employee compensation expense included in net income	—	—	—	—

Deduct: stock-based employee compensation expense determined using the fair value based method for all awards, net of related tax effects	910,573	2,207	1,605,489	7,490

Pro forma income (loss)	$(122,912)	$892,488	$1,835,195	$953,273

Net income (loss) per share common stock:
As reported:
Basic	$0.08	$0.14	$0.34	$0.18

Diluted	$0.08	$0.11	$0.33	$0.14

Pro forma:
Basic	$(0.01)	$0.14	$0.18	$0.17

Diluted	$(0.01)	$0.11	$0.18	$0.14

     The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: expected average volatility of 34.0% to 35.0%; risk free interest rate of 3.41% to 3.99%; dividend yield of 1.0% to 1.1%; and expected lives of five years.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. Long-Term Debt:

     On November 26, 2004, the Company announced the completion of its sale of $40.0 million principal amount of 5.75% Convertible Senior Subordinated Notes due 2009 (the “Notes”). The Notes were sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). On December 3, 2004, the Company announced the completion of its sale of an additional $10.0 million principal amount of Notes pursuant to the exercise by the initial purchaser of the option granted to it in connection with the initial offering of the Notes. The issuance of the Notes resulted in aggregate proceeds of $46.6 million to the Company, net of issuance costs.

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

     In connection with the completion of the sale of the Notes, on November 26, 2004, the Company entered into a registration rights agreement with the initial purchaser of the Notes (the “Registration Rights Agreement”). Under the terms of the Registration Rights Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission for the registration of the Notes and the shares issuable upon conversion of the Notes. On January 24, 2005, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission for the registration of the Notes and the shares issuable upon conversion of the Notes (the “Registration Statement”). On April 5, 2005, the Company filed Amendment No. 1 to the Registration Statement. The Registration Statement has not been declared effective under the Securities Act. If the Registration Statement has not been declared effective by May 26, 2005, the annual interest rate payable under the Notes will increase from 5.75% to 6.0% until the Registration Statement has been declared effective.

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

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Recent Accounting Pronouncements:

     In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs.” This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Adoption of this statement is required for the Company’s fiscal year beginning July 1, 2005. The adoption of this statement is not expected to have a material effect on the financial condition or results of operations of the Company.

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.” This statement is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) addresses financial accounting for transactions in which an entity obtains employee services in share-based payment transactions. Adoption of this statement is required for the Company’s fiscal year beginning July 1, 2005. Because substantially all of the Company’s outstanding stock options will have fully vested as of June 30, 2005, the adoption of this statement is not expected to have a material effect on the financial condition or results of operations of the Company.

10. Subsequent Event:

     On May 11, 2005, the Company completed its previously announced acquisition of all of the outstanding capital stock of Salkeld and Sons Inc. (“Salkeld”),a Delaware corporation, from its stockholders (the “Stockholders”) for total consideration of approximately $2.73 million, exclusive of transaction related costs, pursuant to the terms of a Stock Purchase Agreement, dated May 11, 2005, by and among the Company and the Stockholders (the “Purchase Agreement”). The Company paid approximately $2.5 million of the total consideration in cash and $230 thousand with promissory notes. In addition, the Company agreed to pay the Stockholders up to an additional $1.1 million in the form of an earnout if Salkeld’s gross profit exceeds a certain target level during the 12-month period ending April 30, 2006.

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

     Collegiate Pacific Inc. (“Collegiate Pacific,” “we,” “us,” “our,” or the “Company”) is a premier marketer, manufacturer and distributor of sporting goods and equipment, soft good athletic apparel and footwear products (“soft goods”), physical education, recreational and leisure products primarily to the institutional market in the United States. The institutional market generally consists of youth sports programs, park and recreational organizations, schools, colleges, churches, government agencies, athletic teams, athletic clubs and dealers. We sell our products directly to our customers primarily through the distribution of our unique, informative catalogs and fliers, our strategically located road sales professionals, our telemarketers and the Internet. We offer a broad line of sporting goods and equipment, soft goods and other recreational products, as well as provide after-sale customer service. We currently market approximately 4,500 sports related equipment products, soft goods and recreational related equipment and products to over 300,000 potential institutional, retail, Internet, sports teams and sporting good dealer type customers. Since commencing operations in early 1998, we have sold our products to approximately 80,000 customers. References herein to “fiscal 2004” and “fiscal 2005” refer to our fiscal years ended or ending, as the case may be, June 30, 2004 and 2005, respectively.

Matters Affecting Comparability

     Collegiate Pacific’s operating results for the third quarter of fiscal 2005 include the operating results of Tomark Sports, Inc. (“Tomark”) and Kesslers Sport Shop, Inc. (“Kesslers”), both of which we acquired in fiscal 2004, the operating results of Dixie Sporting Goods Co., Inc. (“Dixie”), which we acquired during the first quarter of fiscal 2005, and the operating results of CMS of Central Florida Inc. d/b/a Orlando Team Sports (“OTS”), which we acquired during the second quarter of fiscal 2005, each since their respective acquisition dates. However, the condensed consolidated statements of income for the three and nine months ended March 31, 2004, do not include the operating results for the Kesslers, Dixie or OTS acquisitions since those acquisitions were completed after March 31, 2004. Approximately $54.5 million of the $57.1 million increase in net sales, when compared to the first nine months of fiscal 2004, is attributable to Collegiate Pacific’s acquisitions during fiscal 2004 and fiscal 2005. This reflects the results of our efforts during the year to direct a selection of our traditional catalog customers to our acquired road sales professionals. These efforts have contributed to the growth in net sales for each of our acquired businesses. We believe that if we can successfully service a selection of our traditional catalog customers in specific regions of the United States with our road sales professionals, we will continue to grow our net sales through greater account penetration and retention. See Note 2 to Notes to Condensed Consolidated Financial Statements.

Consolidated Results of Operations

     The following table compares selected financial data from the Consolidated Statements of Income for the three and nine months ended March 31, 2005 and 2004:

	For the Three Months Ended				For the Nine Months Ended
	March 31,				March 31,
			Increase (Decrease)				Increase
	2005	2004	Dollars	Percentage	2005	2004	Dollars	Percentage
	(dollars in thousands, except per share amounts)
Net sales	$27,018	$11,154	$15,864	142.2%	$78,523	$21,366	$57,157	267.5%
Gross profit	9,474	4,140	5,334	128.9%	26,777	7,908	18,869	238.6%
Operating profit	1,990	1,498	492	32.8%	6,624	1,648	4,976	301.9%
Net income	788	895	(107)	(12.0)%	3,441	961	2,480	258.1%
Diluted earnings per share	$0.08	$0.11	$(0.03)	(27.3)%	$0.33	$0.14	$0.19	135.7%

Expressed as a percentage of net sales:
Gross profit margin	35.1%	37.1%			34.1%	37.0%
Selling, general and administrative expenses	27.6%	23.6%			25.4%	29.1%
Operating profit	7.4%	13.4%			8.4%	7.7%

Acquisitions

     On January 9, 2004, Collegiate Pacific completed the acquisition of Corona, California based Tomark in a merger transaction. Tomark is a marketer, distributor, manufacturer and installer of sporting goods and related equipment primarily to the institutional market in the State of California.

     On April 1, 2004, Collegiate Pacific completed its acquisition of substantially all of the operating assets of Richmond, Indiana based Kesslers Sport Shop, Inc. (now known as RPD Services, Inc.). Our wholly owned subsidiary, Kesslers Team Sports, Inc. (“Kesslers”) is a supplier of soft goods and sporting goods equipment throughout the Mid-Western United States.

     On July 26, 2004, Collegiate Pacific completed the acquisition of all of the outstanding capital stock of Richmond, Virginia based Dixie. Dixie is a supplier of soft goods and sporting goods equipment throughout the Mid-Atlantic United States.

     On December 10, 2004, Collegiate Pacific completed its acquisition of all of the outstanding capital stock of Sanford, Florida based OTS. OTS is a supplier of soft goods and sporting goods equipment throughout the State of Florida.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

     Net Sales. Net sales for the fiscal quarter ended March 31, 2005, totaled $27.0 million compared to $11.2 million for the fiscal quarter ended March 31, 2004, an increase of $15.8 million, or 142.2%. Net sales grew by a combined $14.7 million from the businesses we acquired after March 31, 2004 and early fiscal 2005, and reflect the results of our efforts during the quarter to direct a selection of our traditional catalog customers to our acquired road sales professionals. These efforts have contributed to the growth in net sales for each of our acquired businesses. We believe that if we can successfully service a selection of our traditional catalog customers in specific regions of the United States with our road sales professionals, we will continue to grow our net sales through greater account penetration and retention. The increase in net sales for our existing catalog operations was due to our expanded product offerings and the overall growth in our customer base. We believe future net sales will continue to rise from current levels, however, no assurances can be made that any future increases in net sales will be at the same rate.

     Historically, sales of our sporting goods have experienced seasonal fluctuations. This seasonality causes our financial results to vary from quarter to quarter, which usually results in lower net sales and operating profit in the second quarter of our fiscal year (October through December) and higher net sales and operating profit in the remaining quarters of our fiscal year. We attribute this seasonality primarily to the budgeting procedures of our customers and the seasonal demand for our products, which have historically been driven by spring and summer sports. Generally, between the months of October and December of each fiscal year, there is a lower level of sports activities at our historical institutional customer base, a higher degree of adverse weather conditions and a greater number of school recesses and major holidays. We believe that our acquisitions of Kesslers, Dixie and OTS, which have a greater focus on fall and winter sports, as well as recent additions to our team of road sales professionals, may reduce the seasonality of our financial results.

     Gross Profit. Gross profit for the fiscal quarter ended March 31, 2005, was $9.5 million, or 35.1% of net sales, compared with $4.1 million, or 37.1% of net sales, for the fiscal quarter ended March 31, 2004. Kesslers, Dixie and OTS contributed a combined $4.9 million to our gross profit for the fiscal quarter ended March 31, 2005.

     We include the acquisition cost of our inventory, the cost of shipping and handling (freight costs), our manufacturing costs and any write-off of obsolete or damaged inventory in our determination of our total cost of sales. Our total cost of sales for the fiscal quarter ended March 31, 2005, was $17.5 million, or 64.9% of net sales, compared to $7.0 million, or 62.9% of net sales in the same period last fiscal year. Our total cost of sales for the quarter ended March 31, 2005, consisted of $15.5 million for the acquisition cost of our inventory, $1.8 million in freight costs, a $123 thousand write-off of obsolete or damaged inventory, and $115 thousand for labor and overhead costs associated with the equipment we manufacture.

     The increase in our gross profit was due to the increase in our net sales during the fiscal quarter ended March 31, 2005. We continue to direct a selection of our traditional catalog customers to our road sales professionals. We believe these efforts have contributed to the growth in our net sales volume and anticipate this trend will continue in future periods as our road sales professionals continue to expand the number of face to face sales calls with our traditional institutional customers. Although we do from time to time adjust the selling price of our products, we do not believe that any price adjustments during the quarter contributed to our increase in net sales.

     The decrease in gross profit margin for the fiscal quarter ended March 31, 2005 (35.1%), compared to the fiscal quarter ended March 31, 2004 (37.1%), was primarily due to the increase in sales of our soft goods by our road sales professionals. Historically, we have recognized a higher gross profit margin from our sale of sporting goods and equipment than we have from the sale of soft goods. For the fiscal quarter ended March 31, 2005, $9.0 million of our net sales (approximately 33.3% of our net sales for the quarter) were from the sale of soft goods. Consequently, our overall gross profit margin was affected by our additional sales of soft goods during the fiscal quarter ended March 31, 2005, compared to the same fiscal quarter last year. No other factor contributed to our decrease in gross profit margins for the fiscal quarter ended March 31, 2005.

     However, the Company actually experienced an increase in its gross profit margin for the fiscal quarter ended March 31, 2005 (35.1%), compared to the fiscal quarter ended December 31, 2004 (33.2%) and we believe this trend will continue as we complete our field training efforts with our road sales professionals and recognize the results of those efforts in the form of increased sales of our sporting goods and equipment. Prior to working for the Company, our road sales professionals historically sold only soft goods. As our road sales professionals continue to increase their sales of our sporting goods and equipment, along with our soft goods, we anticipate our gross profit margin percentage will continue to be positively impacted to the extent our sales of sporting goods and equipment increase at a faster rate than our sales of soft goods.

     We are also increasing our efforts to replace our domestically sourced sporting goods and equipment with comparable products from international sources. We believe that by sourcing some additional products from international suppliers we will be able to decrease the acquisition cost of our inventory and thereby increase our gross profit margins from the sale of those products.

     Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses for the fiscal quarter ended March 31, 2005, were $7.5 million, or 27.6% of net sales, compared with $2.6 million, or 23.6% of net sales, for the fiscal quarter ended March 31, 2004. The primary components of our SG&A expenses are personnel costs, advertising expenses, travel expenses, rent, professional services and insurance costs.

     The increase in SG&A expenses for the fiscal quarter ended March 31, 2005, was primarily attributable to Collegiate Pacific’s acquisitions after March 31, 2004, and early fiscal 2005, which contributed a combined $4.4 million to our total SG&A expenses for the fiscal quarter ended March 31, 2005. These expenses consisted of $3.1 million for personnel related costs, $0.6 million for various selling and office expenses, $0.3 million for rent expense, $0.2 million for travel expenses and $0.2 million for advertising expenses. In addition to the increase in our SG&A expenses that was attributable to our acquisitions, we also experienced additional advertising costs in the amount of $0.2 million, personnel related costs in the amount of $0.1 million for additional personnel, and other selling costs in the amount of $0.2 million, all of which were incurred in connection with the Company’s growth.

     Operating Profit. Operating profit for the fiscal quarter ended March 31, 2005, increased to $2.0 million, or 7.4% of net sales, compared to an operating profit of $1.5 million, or 13.4% of net sales for the fiscal quarter ended March 31, 2004. The increase in operating profit was primarily attributable to higher sales volume, partially offset by higher SG&A expenses.

     Interest Expense. Interest expense for the fiscal quarter ended March 31, 2005, increased to $899 thousand, compared to $5 thousand for the fiscal quarter ended March 31, 2004. The increase in interest expense is attributable to interest incurred on the 5.75% Convertible Senior Subordinated Notes due 2009 (the “Notes”) during the fiscal quarter ended March 31, 2005. See “Liquidity and Capital Resources.”

     Income Taxes. Income tax expense for the fiscal quarter ended March 31, 2005, decreased to $515 thousand, which is approximately 39.5% of our income before taxes, compared to $606 thousand for the fiscal quarter ended March 31, 2004. The decrease in income tax expense is attributable to the decrease in income before taxes caused by the increase in interest expense associated with the Notes.

     Net Income. Net income for the fiscal quarter ended March 31, 2005, decreased to $788 thousand, or 2.9% of net sales, compared to net income of $895 thousand, or 8.0% of net sales,

for the fiscal quarter ended March 31, 2004. The decrease in net income was primarily driven by the interest expense associated with the Notes, as well as an increase in SG&A expenses as a percentage of net sales, which was offset by a decrease in income tax expense.

Nine Months Ended March 31, 2005 Compared to Nine Months Ended March 31, 2004

     Net Sales. Net sales for the nine months ended March 31, 2005, totaled $78.5 million compared to $21.4 million for the nine months ended March 31, 2004, an increase of $57.1 million, or 267.5%. Net sales grew by a combined $54.5 million from the businesses we acquired during fiscal 2004 and fiscal 2005, and reflect the results of our efforts during the nine months ended March 31, 2005, to direct a selection of our traditional catalog customers to our acquired road sales professionals. These efforts have contributed to the growth in net sales for each of our acquired businesses. We believe that if we can successfully service a selection of our traditional catalog customers with our road sales professionals, we will continue to grow our net sales through greater account penetration and retention. The increase in net sales for our existing catalog operations was due to our expanded product offerings and the overall growth in our customer base. We believe future net sales will continue to rise from current levels, however, no assurances can be made that any future increases in net sales will be at the same rate.

     Historically, sales of our sporting goods have experienced seasonal fluctuations. This seasonality causes our financial results to vary from quarter to quarter, which usually results in lower net sales and operating profit in the second quarter of our fiscal year (October through December) and higher net sales and operating profit in the remaining quarters of our fiscal year. We attribute this seasonality primarily to the budgeting procedures of our customers and the seasonal demand for our products, which have historically been driven by spring and summer sports. Generally, between the months of October and December of each fiscal year, there is a lower level of sports activities at our historical institutional customer base, a higher degree of adverse weather conditions and a greater number of school recesses and major holidays. We believe that our recent acquisitions of Kesslers, Dixie and OTS, which have a greater focus on fall and winter sports, as well as recent additions to our team of road sales professionals, may reduce the seasonality of our financial results.

     Gross Profit. Gross profit for the nine months ended March 31, 2005, was $26.8 million, or 34.1% of net sales, compared with $7.9 million, or 37.0% of net sales, for the nine months ended March 31, 2004. In the nine month period ended March 31, 2005, Tomark, Kesslers, Dixie and OTS contributed a combined gross profit of $18.0 million and gross profit margin of 33.0%.

     We include the acquisition cost of our inventory, the cost of shipping and handling (freight costs), our manufacturing costs and any write-off of obsolete or damaged inventory in our determination of our total cost of sales. Our total cost of sales for the nine months ended March 31, 2005, was $51.7 million, or 65.9% of net sales, compared to $13.5 million, or 63.0% of net sales in the same period last fiscal year. Our total cost of sales for the nine months ended March 31, 2005, consisted of $46.4 million for the acquisition cost of our inventory, $4.5 million in freight costs, a $397 thousand write-off of obsolete or damaged inventory, and $396 thousand for labor and overhead costs associated with the equipment we manufacture.

     The increase in our gross profit was due to the increase in our net sales during the nine months ended March 31, 2005. We continue to direct a selection of our traditional catalog customers to our road sales professionals. We believe these efforts have contributed to the growth in our net sales volume and anticipate this trend will continue in future periods as our road sales professionals continue to expand the number of face to face sales calls with our traditional institutional customers. Although we do from time to time adjust the selling price of our products, we do not believe that any price adjustments during the year have contributed to our increase in net sales.

     The decrease in gross profit margin for the nine months ended March 31, 2005 (34.1%), compared to the nine months ended March 31, 2004(37.0%), was primarily due to the increase in sales of our soft goods by our road sales professionals. Historically, we have recognized a higher gross profit margin from our sale of sporting goods and equipment than we have from the sale of soft goods. During the nine months ended March 31, 2005, $34.0 million of our net sales (approximately 43.4% of our net sales for the nine month period) were from the sale of soft goods. Consequently, our overall gross profit margin was affected by our additional sales of soft goods during the nine months ended March 31, 2005, compared to the same nine-month period last fiscal year. No other factor contributed to our decrease in gross profit margin for the nine months ended March 31, 2005.

     However, the Company actually experienced an increase in its gross profit margin for the fiscal quarter ended March 31, 2005 (35.1%), compared to the fiscal quarter ended December 31, 2004 (33.2%) and we believe this trend will continue as we complete our field training efforts with our road sales professionals and recognize the results of those efforts in the form of increased sales of our sporting goods and equipment. Prior to working for the Company, our road sales professionals historically sold only soft goods. As our road sales professionals continue to increase their sales of sporting goods and equipment, along with our soft goods, we anticipate our gross profit margin percentage will continue to be positively impacted to the extent our sales of sporting goods and equipment increase at a faster rate than our sales of soft goods.

     We are also increasing our efforts to replace our domestically sourced sporting goods and equipment with comparable products from international sources. We believe that by sourcing some additional products from international suppliers we will be able to decrease the acquisition cost of our inventory and thereby increase our gross profit margins from the sale of those products.

     Selling, General and Administrative Expenses. SG&A expenses for the nine months ended March 31, 2005, were $20.0 million, or 25.4% of net sales, compared with $6.2 million, or 29.1% of net sales, for the nine months ended March 31, 2004. The primary components of our SG&A expenses are personnel costs, advertising expenses, travel expenses, rent, professional services and insurance costs.

     The increase in SG&A expenses for the nine months ended March 31, 2005, was primarily attributable to Collegiate Pacific’s acquisitions in fiscal 2004 and early fiscal 2005, which contributed a combined $12.9 million to our total SG&A expenses for the nine months ended March 31, 2005. These expenses consisted of $8.9 million for personnel related costs, $1.4 million for various selling and office expenses, $0.7 million for rent expense, $0.7 million for travel expenses, $0.4 million for advertising expenses, $0.4 million for bad debts, $0.2 million for insurance, and $0.2 million in amortization expenses associated with intangible assets acquired in connection with the acquisitions. In addition to the increase in our SG&A expenses that was attributable to our acquisitions, we also experienced increases in expenses related to professional services in the amount of $0.4 million, personnel related costs in the amount of $0.3 million for additional personnel, and other selling costs in the amount of $0.2 million, all of which were incurred in connection with the Company’s growth.

     Operating Profit. Operating profit for the nine months ended March 31, 2005, increased to $6.6 million, or 8.4% of net sales, compared to operating profit of $1.6 million, or 7.7% of net sales for the nine months ended March 31, 2004. The increase in operating profit was primarily attributable to higher sales volume and a decrease in SG&A expenses as a percentage of net sales.

     Interest Expense. Interest expense for the nine months ended March 31, 2005, increased to $1.2 million, compared to $29 thousand for the nine months ended March 31, 2004. The increase in interest expense is attributable to interest incurred on the Notes during the nine months ended March 31, 2005. See “Liquidity and Capital Resources.”

     Income Taxes. Income tax expense for the nine months ended March 31, 2005, increased to $2.3 million, which is approximately 40.4% of our income before taxes. Income tax expense for the nine months ended March 31, 2004, was $676 thousand, or approximately 41.3% of income before taxes, and included additional provisions to correct the year to date tax amount to the expected year-end effective rate.

     Net Income. Net income for the nine months ended March 31, 2005, increased to $3.4 million, or 4.4% of net sales, compared to net income of $961 thousand, or 4.5% of net sales, for the nine months ended March 31, 2004. The increase in net income was attributable to an increase in net sales, as well as a decrease in SG&A expenses as a percentage of net sales, which was offset by the increase in income tax expense.

Liquidity and Capital Resources

Cash Flow Activity

     Cash and cash equivalents totaled approximately $41.0 million at March 31, 2005, compared to approximately $7.5 million at June 30, 2004. The increase in cash is attributable to the note offering the Company completed in November 2004. Collegiate Pacific’s operating activities utilized approximately $5.5 million in cash during the nine months ended March 31, 2005, compared to utilizing approximately $610 thousand during the nine months ended March 31, 2004. The net increase in cash utilized by operating activities was due to:

•	An increase in accounts receivable of $5.3 million due to the increase in our net sales during the nine-month period ended March 31, 2005;

•	An increase in inventories of $2.6 million due to our build-up of inventory to support the Company’s strongest selling season, which generally occurs during the months of January through September. We expect inventory levels to continue to increase slightly during the last quarter of our fiscal year, which ends June 30, 2005, to support the balance of our selling season;

•	A decrease in income taxes payable of approximately $1.2 million due to increased estimated tax payments associated with the increase in the Company’s net income for the nine months ended March 31, 2005; and

•	An increase in prepaid expenses of approximately $1.2 million due to the payment of the Company’s annual insurance premiums in November 2004, as well as increased advertising expenses associated with the Company’s spring catalog, which are being amortized over the remainder of the current fiscal year ending June 30, 2005.

     Net cash used in investing activities was $7.1 million during the nine months ended March 31, 2005, compared to approximately $2.2 million for the nine months ended March 31, 2004. The increase in cash used in investing activities during the nine months ended March 31, 2005, was attributable to cash used for the acquisitions of Dixie and OTS of $6.7 million, which is net of the amount of cash acquired in connection with those acquisitions. No material commitments for capital expenditures existed as of March 31, 2005.

     Net cash provided by financing activities during the nine months ended March 31, 2005, was $46.1 million, compared to approximately $9.5 million during the nine months ended March 31, 2004. The net increase in cash provided by financing activities during the nine months ended March 31, 2005, was due to:

•	Net proceeds from the sale of the Notes of $46.6 million, after debt issuance costs;

•	Proceeds from the issuance of common stock upon the exercise of options of approximately $454 thousand;

•	Net payments on the Company’s revolving line of credit and other notes payable of $193 thousand; and

•	Payment of dividends of approximately $751 thousand during the nine-month period ended March 31, 2005.

     The net cash provided by financing activities during the same nine-month period in 2004 was due to:

•	Proceeds from the issuance of common stock upon the exercise of common stock warrants and options of approximately $10.8 million;

•	Repayments on the Company’s revolving line of credit of approximately $834 thousand;

•	The payment of dividends of approximately $372 thousand during the nine-month period ended March 31, 2004; and

•	The purchase of treasury shares of approximately $41 thousand.

     Current assets as of March 31, 2005, totaled approximately $77.9 million, thereby providing the Company with working capital of approximately $66.7 million.

Capital Structure and Resources

     On November 26, 2004, the Company announced the completion of its sale of $40.0 million principal amount of the Notes. The Notes were sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). Thomas Weisel Partners LLC (“Thomas Weisel”) was the initial purchaser of the Notes. On December 3, 2004, the Company announced the completion of its sale of an additional $10.0 million principal amount of Notes pursuant to the exercise by Thomas Weisel of the option granted to it in connection with the initial offering of the Notes. The issuance of the Notes resulted in aggregate proceeds of $46.6 million to the Company, net of issuance costs.

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

     In connection with the completion of the sale of the Notes, on November 26, 2004, the Company entered into a registration rights agreement with Thomas Weisel (the “Registration Rights Agreement”). Under the terms of the Registration Rights Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission for the registration of the Notes and the shares issuable upon conversion of the Notes. On January 24, 2005, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission for the registration of the Notes and the shares issuable upon conversion of the Notes (the “Registration Statement”) and Amendment No. 1 to the Registration Statement on April 5, 2005. The Registration Statement has not been declared effective under the Securities Act. If the Registration Statement has not been declared effective by May 26, 2005, the annual interest rate payable under the Notes will increase from 5.75% to 6.0% until the Registration Statement has been declared effective.

     The Company’s principal external source of liquidity is its $12 million revolving line of credit (the “Credit Facility”) with Merrill Lynch Business Financial Services Inc. (“MLBFS”), which is collateralized by all of the assets of Collegiate Pacific and its subsidiaries. Total availability under the Credit Facility is determined by a borrowing formula based on eligible trade receivables and inventories that provides for borrowings against up to 80% of its eligible trade receivables and 50% of its eligible inventories, but not to exceed $12 million. Borrowings under the Credit Facility bear interest at the rate of 2.25% plus the one-month LIBOR rate (5.1% at March 31, 2005). As of March 31, 2005, there was no balance outstanding under the Credit Facility, leaving the Company with approximately $12 million of availability under the terms of the borrowing base formula of the Credit Facility. The Credit Facility contains customary covenants and the Company must maintain certain financial ratios pertaining to its fixed charges and total debt to (a) total net worth and (b) earnings before interest, taxes, depreciation and amortization (“EBITDA”).

     As of March 31, 2005, the Company was in compliance with all financial covenants and ratios, except for its fixed charge coverage ratio. However, on May 12, 2005, and without any declaration or notice of default by MLBFS, MLBFS agreed to waive the Company’s compliance with its fixed charge coverage ratio for the trailing 12-months ended March 31, 2005, and amend the ratio pursuant to the terms of a letter agreement (the “May 12 Letter Agreement”).

     Prior to the May 12 Letter Agreement, the Credit Facility provided that the Company’s ratio of (a) EBITDA and other non-cash charges, less any internally financed capital expenditures, on a trailing 12-month basis, to (b) the sum of (i) dividends and other distributions paid or payable to shareholders of the Company, taxes, and interest expense, on a trailing 12-month basis, plus (ii) the aggregate amount of principal scheduled to be paid or accrued by the Company on all outstanding indebtedness over the succeeding 12-month period (the “Fixed Charge Coverage Ratio”) must exceed 1.50 to 1 on a trailing 12-month basis. As of March 31, 2005, the Company’s Fixed Charge Coverage Ratio was 1.40 to 1. Under the terms of the May 12 Letter Agreement, the Company’s Fixed Charge Coverage Ratio on a trailing 12-month basis must now exceed 1.30 to 1. See Item 5 Other Events of Part II Other Information below. The Company is currently in compliance with all financial covenants and ratios and management does not believe that the financial covenants or ratios set forth in the Credit Facility will have an adverse impact on its operations or future plans. Management believes that all of the Company’s financial covenants and ratios now take into account the issuance of the Notes and the interest payable thereunder.

     Our strategic plan involves growth through the acquisition of other companies and we actively pursue acquisitions in connection with this plan. At any time we may be in various stages of discussions or negotiations with several parties regarding possible acquisitions or other alliances. We used approximately $1.2 million of the net proceeds from the Notes to pay all outstanding principal and accrued interest under the Credit Facility and approximately $1.8 million in connection with our acquisition of OTS. We intend to use the balance of the net proceeds from the Notes for general corporate purposes, including future acquisitions.

Long-Term Financial Obligations and Other Commercial Commitments

     The following table summarizes the outstanding borrowings and long-term contractual obligations of the Company at March 31, 2005, and the effects such obligations are expected to have on liquidity and cash flow in future periods.

	Payments due by Period
		Less than			After
Contractual Obligations	Total	1 year	1 - 3 years	4 - 5 years	5 years
	(dollars in thousands)
Long-term debt	$50,604	$271	$200	$50,133	$—
Interest expense on long-term debt	14,645	3,864	5,750	5,031	—
Operating leases	3,346	1,086	1,683	554	23

Total contractual cash obligations	$68,595	$5,221	$7,633	$55,718	$23

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

     At March 31, 2005, our total allowance for doubtful accounts was approximately $953 thousand, an increase of $318 thousand from June 30, 2004. The increase in the amount of our allowance for doubtful accounts for the nine months ended March 31, 2005, is mainly due to allowances for doubtful accounts that arose from the business acquisitions we completed during the nine months ended March 31, 2005, as well as an increase in accounts receivable at March 31, 2005, compared to June 30, 2004.

     Intangible Assets. We assess the recoverability of the carrying value of long-lived assets periodically. If circumstances suggest that long-lived assets may be impaired, and a review indicates that the carrying value will not be recoverable, the carrying value is reduced to its estimated fair value. As of March 31, 2005, the balance sheet includes approximately $24.2 million of goodwill and net intangible assets, and $1.3 million of fixed assets, net of accumulated depreciation. The Company has concluded that no impairment exists.

Statement Regarding Forward-Looking Disclosure

     This Quarterly Report on Form 10-QSB, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Collegiate Pacific and its consolidated subsidiaries to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of net sales, gross profit margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include Collegiate Pacific’s ability to successfully execute its acquisition plans and growth strategy, integration of acquired businesses, global economic conditions, product demand, financial market performance and other risks that are described herein, including but not limited to the items described from time to time in Collegiate Pacific’s Securities and Exchange Commission reports, including Collegiate Pacific’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004. Collegiate Pacific cautions that the foregoing list of important factors is not exclusive. Any forward-looking statements included in this report are made as of the date of filing of this report with the Securities and Exchange Commission, and we assume no obligation and do not intend to update these forward-looking statements.

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

     Changes in Internal Control Over Financial Reporting. During the period covered by this Quarterly Report, there was no change to the Company’s internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5. Other Events.

A. Acquisition of Salkeld and Sons Inc.

     On May 11, 2005, the Company completed its previously announced acquisition of all of the outstanding capital stock of Salkeld and Sons Inc. (“Salkeld”),a Delaware corporation, from its stockholders (the “Stockholders”) for total consideration of approximately $2.73 million, exclusive of transaction related costs, pursuant to the terms of a Stock Purchase Agreement, dated May 11, 2005, by and among the Company and the Stockholders (the “Purchase Agreement”). The Company paid approximately $2.5 million of the total consideration in cash and $230 thousand with promissory notes. In addition, the Company agreed to pay the Stockholders up to an additional $1.1 million in the form of an earnout if Salkeld’s gross profit exceeds a certain target level during the 12-month period ending April 30, 2006. At the option of the Company, the earnout may be paid in cash or shares of the Company’s common stock, which shall be determined by dividing the actual earnout amount by the average closing price of the Company’s common stock on AMEX for the five trading days prior to the payment of the earnout amount.

     The Purchase Agreement includes customary representations, warranties and covenants by all parties, which generally survive for 18 months after the closing, except for certain representations by the Stockholders that survive until the expiration of the applicable statute of limitations. Except for claims for fraud, the Purchase Agreement also includes indemnification provisions that limit the liability of the parties to the amount of the purchase price.

     The foregoing description of the Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Purchase Agreement, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-QSB.

B. Consent Agreement.

     Under the terms of the Company’s revolving credit facility (the “Credit Facility”) with Merrill Lynch Business Financial Services Inc. (“MLBFS”), the Company is required to obtain the consent of MLBFS prior to consummating certain acquisitions. In connection with its acquisition of Salkeld, on May 9, 2005, the Company entered into a consent agreement with MLBFS providing for MLBFS’s consent to the Company’s acquisition of Salkeld.

C. Waiver and Amendment to Credit Facility.

     On May 12, 2005, the Company, its subsidiaries and MLBFS entered into a letter agreement (the “May 12 Letter Agreement”) pursuant to which MLBFS agreed to waive the Company’s compliance with its fixed charge coverage ratio under the Credit Facility and amend the Company’s fixed charge coverage ratio. Under the terms of the Credit Facility, the Company’s ratio of (a) earnings before interest (including payments in the nature of interest under capital leases), taxes, depreciation, amortization and other non-cash charges, less any internally financed capital expenditures, on a trailing 12-month basis, to (b) the sum of (i) dividends and other distributions paid or payable to shareholders of the Company, taxes, and interest expense, on a trailing 12-month basis, plus (ii) the aggregate amount of principal scheduled to be paid or accrued by the Company on all outstanding indebtedness over the succeeding 12-month period (the “Fixed Charge Coverage Ratio”) must exceed 1.50 to 1.

     For the 12-month period ended March 31, 2005, the Company’s Fixed Charge Coverage Ratio was 1.40. However, pursuant to the terms of the May 12 Letter Agreement and without any declaration or notice of default by MLBFS, MLBFS agreed to waive the Company’s compliance with its Fixed Charge Coverage Ratio for the twelve months ended March 31, 2005, and amend the Fixed Charge Coverage Ratio by changing the Fixed Charge Coverage Ratio to 1.30 to 1 effective as of May 12, 2005. As of March 31, 2005, the Company did not have any amount outstanding under the Credit Facility and no amount is outstanding under the Credit Facility as of the date of this Quarterly Report on Form 10-QSB.

Item 6. Exhibits.

A. Exhibits.

     The following exhibits are filed as part of this report:

Exhibit
Number	Exhibit
10.1	Stock Purchase Agreement, dated May 11, 2005, by and among Collegiate Pacific Inc., Albert A. Messier and Daniel F. Salkeld.*

10.2	Consent Agreement, dated May 9, 2005, by and among Merrill Lynch Business Financial Services Inc., Collegiate Pacific Inc., Tomark Sports, Inc., Kesslers Team Sports, Inc., Dixie Sporting Goods Co., Inc. and CMS of Central Florida, Inc.*

10.3	Letter Agreement, dated May 12, 2005, by and among Merrill Lynch Business Financial Services Inc., Collegiate Pacific Inc., Tomark Sports, Inc., Kesslers Team Sports, Inc., Dixie Sporting Goods Co., Inc. and CMS of Central Florida, Inc.*

31.1	Section 302 Certification of Principal Executive Officer.*

31.2	Section 302 Certification of Principal Financial Officer.*

32.	Section 906 Certifications of Principal Executive and Principal Financial Officers.**

*	Filed herewith

**	Furnished herewith

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

COLLEGIATE PACIFIC INC.

Dated: May 16, 2005	/s/ Michael J. Blumenfeld

Michael J. Blumenfeld, Chairman and
Chief Executive Officer

/s/ William R. Estill

William R. Estill, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit
10.1	Stock Purchase Agreement, dated May 11, 2005, by and among Collegiate Pacific Inc., Albert A. Messier and Daniel F. Salkeld.*

10.2	Consent Agreement, dated May 9, 2005, by and among Merrill Lynch Business Financial Services Inc., Collegiate Pacific Inc., Tomark Sports, Inc., Kesslers Team Sports, Inc., Dixie Sporting Goods Co., Inc. and CMS of Central Florida, Inc.*

10.3	Letter Agreement, dated May 12, 2005, by and among Merrill Lynch Business Financial Services Inc., Collegiate Pacific Inc., Tomark Sports, Inc., Kesslers Team Sports, Inc., Dixie Sporting Goods Co., Inc. and CMS of Central Florida, Inc.*

31.1	Section 302 Certification of Principal Executive Officer.*

31.2	Section 302 Certification of Principal Financial Officer.*

32.	Section 906 Certifications of Principal Executive and Principal Financial Officers.**

*	Filed herewith

**	Furnished herewith