Form 10KSB/A
period 2004-06-30
COLLEGIATE PACIFIC INC
filed 2005-06-27
CIK 828747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

AMENDMENT NO.1
ON
FORM 10-KSB/A

(Check One)
☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
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
None

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

State issuer’s revenues for its most recent fiscal year. $39,561,521.

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

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on or about December 3, 2004 are incorporated by reference into Part III of this Form 10-KSB.

EXPLANATORY NOTE

     We have filed this Amendment No.1 on Form 10-KSB/A for the fiscal year ended June 30, 2004, which was filed with the Securities and Exchange Commission on September 28, 2004 (the “Original Filing”), to amend the Original Filing as follows:

1.	Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations. We have expanded our discussion and analysis of the changes to our net sales, gross profit and selling, general and administrative expenses for the fiscal year ended June 30, 2004, compared to the fiscal year ended June 30, 2003. See “Fiscal Year Ended June 30, 2004 Compared to Fiscal Year Ended June 30, 2003.” We have also expanded our discussion and analysis of the changes to our working capital for the fiscal year ended June 30, 2004, compared to the fiscal year ended June 30, 2003, and expanded our discussion of our cash flow. See “Liquidity and Capital Resources;”

2.	Item 7. Financial Statements. Our Report of Independent Registered Public Accounting Firm has been revised to clarify that the audit was performed in accordance with the standards of the Public Accounting Oversight Board (United States). Also, we have expanded our revenue recognition accounting policy, added disclosure regarding our segment reporting policy, and added disclosure regarding our consolidated net sales to external customers of sporting goods equipment and soft good athletic apparel and footwear for the fiscal years ended June 30, 2004 and 2003, in Note 2 to Notes to Consolidated Financial Statements; and

3.	Item 8A. Controls and Procedures. We have corrected our disclosures under Item 8A for the fiscal year ended June 30, 2004.

     In addition, pursuant to rule 12b-15 of the Securities Exchange Act of 1934, we are including with this Amendment No. 1 on Form 10-KSB/A certain currently dated certifications. Except as described above, the information contained in our Annual Report on Form 10-KSB as originally filed with the Securities and Exchange Commission has not been updated or amended.

Collegiate Pacific Inc.
FORM 10-KSB
Fiscal Year Ended June 30, 2004

		Page
PART II

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	1

Item 7.	Financial Statements.	16

Item 8A.	Controls and Procedures.	34

PART III

Item 13.	Exhibits, List and Reports on Form 8-K.	35

SIGNATURES		36
Consent of Grant Thornton LLP
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO & CFO Pursuant to Section 906

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

     Collegiate Pacific has begun to see results from its efforts reflected in its financial performance. Net sales for fiscal 2004 improved 87.7% to $39.6 million from fiscal 2003 due primarily to the acquisitions Collegiate Pacific completed during fiscal 2004, as well as organic growth from the sale of the Company’s existing products. Gross profit improved to $14.2 million, or 35.9% of net sales, in fiscal 2004 compared to $7.8 million, or 37.0% of net sales, in fiscal 2003. The decrease in gross margin for fiscal 2004, compared to fiscal 2003, was mainly due to the increase in sales of soft goods, which generally have slightly lower gross margins. Operating profit for fiscal 2004 increased to $3.2 million, or 8.1% of net sales, as compared to operating profit of $968 thousand, or 4.6% of net sales, in fiscal 2003. The increase in operating profit reflects higher sales volume, partially offset by higher selling and general and administrative expenses. The increase in selling, general and administrative expenses in fiscal 2004 was attributable to Collegiate Pacific’s acquisitions during fiscal 2004, an increase in personnel related costs incurred in connection with additional sales personnel and a slight increase in general insurance costs incurred in connection with the Company’s growth. Unlike our operating results for fiscal 2003 that included an income tax benefit, our operating results for fiscal 2004 included a provision for income taxes.

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

Fiscal Year Ended June 30, 2004 Compared to Fiscal Year Ended June 30, 2003

     Net Sales. Net sales for fiscal 2004 totaled $39.6 million compared to $21.1 million in fiscal 2003, an increase of $18.5 million, or 87.7%. Net sales grew by a combined $13.8 million from the businesses acquired during fiscal 2004 and the growth in our existing catalog operations of approximately $4.7 million, and reflects the results of our efforts during the last quarter of fiscal 2004 to direct a selection of our traditional catalog customers to our acquired road sales professionals. These efforts have contributed to the growth in net sales for our acquired businesses. We believe that if we can successfully service a selection of our traditional catalog customers in specific regions of the United States with our road sales professionals, we will continue to grow our net sales through greater account penetration and retention. The increase in sales for our existing catalog operations was due to our expanded product offerings and the overall growth in our customer base. We believe future net sales will continue to rise from current levels, however, no assurances can be made that any future increases in net sales will be at the same rate.

     Historically, sales of our sporting goods have experienced seasonal fluctuations. This seasonality causes our financial results to vary from quarter to quarter, which usually results in lower net sales and operating profit in the second quarter of our fiscal year (October through December) and higher net sales and operating profit in the remaining quarters of our fiscal year, especially the first and fourth quarters of our fiscal year (July through September and April through June, respectively). We attribute this seasonality primarily to the budgeting procedures of our customers and the seasonal demand for our products, which have historically been driven by spring and summer sports. Generally, between the months of October and December of each fiscal year, there is a lower level of sports activities at our historical institutional customer base, a higher degree of adverse weather conditions and a greater number of school recesses and major holidays. We believe that our acquisitions of Kesslers and Dixie, which have a greater focus on fall and winter sports, may reduce the seasonality of our financial results.

     Gross Profit. Gross profit for fiscal 2004 was $14.2 million, or 35.9% of net sales, compared with $7.8 million, or 37.0% of net sales, in fiscal 2003. In fiscal 2004, Tomark and Kesslers contributed a combined gross profit of $4.7 million and gross profit percentage of 34.1%.

     We include the acquisition cost of our inventory, the cost of shipping and handling (freight costs) and any decrease in the value of our inventory in our determination of our total cost of sales. Our total cost of sales for fiscal 2004 was $25.4 million, or 64% of net sales, compared to $13.3 million, or 63% of net sales in fiscal 2003. Our total cost of sales for fiscal 2004, consisted of $21.8 million for the acquisition cost of our inventory, $3.3 million in freight costs and $0.2 million for the write-off of obsolete or damaged inventory and $0.1 million for labor and overhead cost associated with the products that we manufacture.

     The increase in our gross profit was due to the increase in our net sales during fiscal 2004. We continue to direct a selection of our traditional catalog customers to our road sales professionals. We believe these efforts have contributed to the growth in our net sales volume and anticipate this trend will continue in future periods as our road sales professionals continue to expand the number of face-to-face sales calls to our traditional institutional customers. Although we do from time to time adjust the selling price of our products, we do not believe that any price adjustments during fiscal 2004 contributed to our increase in net sales.

     The decrease in gross profit margin for fiscal 2004, compared to fiscal 2003, was primarily due to the increase in sales of our soft goods, which generally have slightly lower gross margins than our sporting goods and equipment. During fiscal 2004, $5.4 million of our net sales (approximately 13.6% of our net sales for fiscal 2004) were from the sale of soft goods and, as a result, our overall gross margins were affected by our additional sales of soft goods. As our net sales of soft goods continues to grow, we anticipate that our gross margin percentage will continue to be effected to the extent our sales of sporting goods and equipment do not increase at the same rate. No other factor contributed to our decrease in gross margins for fiscal 2004.

     Selling, General and Administrative Expense. Selling, general and administrative (SG&A) expenses for fiscal 2004 were $10.9 million, or 27.5% of net sales, compared with $6.8 million, or 32.2% of net sales, in fiscal 2003. The primary components of our SG&A expenses are personnel costs, advertising expenses, travel expenses, rent, professional services and insurance costs. The increase in SG&A expenses during fiscal 2004 was attributable to Collegiate Pacific’s acquisitions in fiscal 2004, which resulted in increased expenses of $3.3 million, an increase in personnel related costs incurred in connection with additional sales personnel in the amount of $0.5 million and an increase in travel, professional services, other sales expenses and a slight increase in general insurance costs in the amount of $0.3 million, which was incurred in connection with the Company’s growth during fiscal 2004.

     Operating Profit. Operating profit for fiscal 2004 increased to $3.2 million, or 8.1% of net sales, compared to operating profit of $968 thousand, or 4.6% of net sales, in fiscal 2003. The increase in operating profit is mainly attributable to higher sales volume and a decrease in SG&A as a percentage of net sales.

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

Liquidity and Capital Resources

     Collegiate Pacific’s operating activities provided $151 thousand of cash in fiscal 2004 compared to approximately $214 thousand in fiscal 2003. The decrease in cash provided by operating activities was primarily attributable to:

•	An increase in accounts receivable during fiscal 2004 of $1.2 million compared to the prior fiscal year’s increase of $790 thousand, which is attributable to the Company’s growth in net sales during the year.

•	An increase in inventories during fiscal 2004 of $1.2 million compared to the prior fiscal year’s increase of $707 thousand. The increase in inventories during the last two quarters of each fiscal year is due to an increase in purchasing activity to acquire inventory to support the Company’s strongest selling season, which generally occurs during the months of January through September. More inventories are being acquired than in previous years to support the Company’s anticipated future growth.

•	The changes discussed above were all partially offset by an increase in net income in fiscal 2004 of approximately $500 thousand compared to fiscal 2003.

     The improvement in net income for fiscal 2004 was primarily attributable to the Company’s higher sales volume, partially offset by slightly lower gross profit margins. As the Company continues to execute its expansion efforts, the Company expects its inventories, accounts receivables and accounts payable will continue to increase to support the anticipated increase in net sales, especially during the first and fourth quarters of our fiscal year (July through September and April through June, respectively).

     Net cash used in investing activities was $12.9 million compared to $222 thousand in fiscal 2003. The increase in cash used in investing activities in fiscal 2004 was due to cash used for acquisition activities during fiscal 2004 of $12.6 million, which is net of the amount of cash acquired in connection with those acquisition activities. No material commitments for capital expenditures existed as of June 30, 2004.

     Net cash provided by financing activities in fiscal 2004 was $19.8 million compared to $106 thousand for fiscal 2003. The increase in cash provided by financing activities during fiscal 2004 compared to cash provided in the prior fiscal year was due to:

•	An increase in cash of $21.3 million from the exercise of outstanding options and warrants.

•	The payment of cash dividends in the amount of $573 thousand.

•	Net repayments of long-tem debt in the amount of $865 thousand.

•	The purchase of treasury shares in the amount of $41 thousand.

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

Collegiate Pacific faces intense competition and potential competition from companies with greater resources and our inability to effectively compete with these companies could harm our business.

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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
August 24, 2004, except as to Note 2,
    which is dated as of June 24, 2005.

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

19

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended June 30, 2004 and 2003

			ADDITIONAL	RETAINED EARNINGS
	COMMON STOCK		PAID-IN	(ACCUMULATED	TREASURY STOCK
	SHARES	AMOUNT	CAPITAL	DEFICIT)	SHARES	AMOUNT	TOTAL
Balances at July 1, 2002	4,300,659	$43,007	$6,607,546	$(945,080)	59,526	$(496,413)	$5,209,060

Issuance of stock for cash	7,510	75	36,455	—	—	—	36,530

Cash dividends	—	—	(256,911)	(107,704)	—	—	(364,615)

Purchase of stock for cash	—	—	—	—	20,800	(120,230)	(120,230)

Net income	—	—	—	1,253,849	—	—	1,253,849

Balances at June 30, 2003	4,308,169	43,082	6,387,090	201,065	80,326	(616,643)	6,014,594

Issuance of stock for cash, net of offering costs of $589,721	4,399,161	43,992	21,252,851	—	—	—	21,296,843

Issuance of stock for business acquisitions	1,176,812	11,768	3,829,482	—	—	—	3,841,250

Cash dividends	—	—	—	(711,962)	—	—	(711,962)

Purchase of stock for cash	—	—	—	—	5,700	(40,808)	(40,808)

Net income	—	—	—	1,883,692	—	—	1,883,692

Balances at June 30, 2004	9,884,142	$98,842	$31,469,423	$1,372,795	86,026	$(657,451)	$32,283,609

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

     Accounts Receivable. The Company’s accounts receivable are due primarily from customers in the institutional and sporting goods dealer market. Credit is extended based on evaluation of each customer’s financial condition and, generally, collateral is not required. Accounts receivable are generally due within 30 days and are stated in amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than contractual payment terms are considered past due. The Company records allowances by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance in the period the payment is received.

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

     Revenue Recognition. The Company recognizes revenue from product sales when title passes and the risks and rewards of ownership have passed to the customer. Title passes generally upon shipment or upon receipt by the customer, based on the terms of sale, except for sports equipment that requires installation and related services. If installation or other post shipment services are required, title passes upon the completion of all installation and related services and the acceptance of the installed product by the customer. In fiscal 2004 and 2003, less than 3% of the Company’s consolidated revenues were from the sale of sports equipment that required any installation or other post-shipment services. Reserves for estimated returns are established based upon historical rates of return experienced by the Company and recorded as reductions of sales.

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

     Segment Reporting. The Company and its five wholly owned subsidiaries are each engaged in the business of marketing, manufacturing and distributing sporting goods and equipment, soft good athletic apparel and footwear products, physical education, recreational and leisure products to the institutional market in the United States. Although each of the Company’s subsidiaries is considered a separate operating segment, the Company meets the aggregation criteria of paragraph 17 of SFAS 131 and, accordingly, for disclosure purposes has aggregated its operating segments into one reportable operating segment. Each of the Company’s operating segments offers the same line of products, which are acquired from the same resources, to a common customer base.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004 and 2003

     Net Sales. The Company’s net sales to external customers are attributable to sales of sporting goods equipment and soft good athletic apparel and footwear. The following table details the Company’s consolidated net sales by these product lines for the years ended June 30, 2004 and 2003:

	2004	2003
Sporting Goods Equipment	$34,167,193	$21,075,893
Soft Good Athletic Apparel and Footwear	5,394,328	—

Net Sales	$39,561,521	$21,075,893

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

     Since the Company purchased the stock of Tomark, none of the goodwill will be deductible for tax purposes. The goodwill related to the acquisition of Kesslers is fully deductible for tax purposes over a 15-year period.

     The following table summarizes the estimated fair value of the assets acquired and liabilities assumed related to these acquisitions completed during fiscal 2004:

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

5. Property and Equipment:

     Property and equipment consisted of the following:

	Estimated
	Useful Lives
	(Years)	2004	2003
Office equipment	4 – 7	$535,093	$266,287
Fixtures and equipment	3 – 7	614,920	529,916
Manufacturing equipment	5 – 10	452,038	374,057
Vehicles	7	99,548	—

Total property and equipment		1,701,599	1,170,260
Less: accumulated depreciation		(870,394)	(629,205)

Property and equipment, net		$831,205	$541,055

6. Intangible Assets:

     Intangible assets consisted of the following:

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004 and 2003

	2004		2003
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Value	Amortization	Value	Amortization
Amortizable intangible assets

License Agreements	$235,429	$145,938	$235,429	$118,915
Trademarks	330,642	130,133	330,642	108,090
Contractual Backlog	210,000	70,167	—	—

Total amortizable intangible assets	$776,071	$346,238	$566,071	$227,005

Intangible assets not subject to amortization

Goodwill	$17,308,487	$—	$544,375	$—

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

     On January 9, 2004, the Company issued promissory notes to the two former stockholders of Tomark

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004 and 2003

in the aggregate amount of $250,000. Payments of principal and interest are paid monthly and interest accrues at the rate of 3% per annum on the unpaid principal amount of the notes. The notes expire on December 31, 2005. Payments due in fiscal 2005 and 2006 are $124,800 and $73,200, respectively

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

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004 and 2003

     In August 2004, employees of Dixie Sporting Goods Co. Inc., and other employees and directors of the Company, were issued 180,300 stock options at exercise prices ranging from $8.73 to $9.25, leaving 224,300 options for issuance under the plan.

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

          (b) Changes in Internal Controls. During the period covered by this Annual Report, there was no change to the Company’s internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

(a) The documents set forth below, numbered in accordance with Item 601 of Regulation S-B, are filed herewith.

Exhibit
Number	Description	Location
23	Consent of Grant Thornton LLP*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLLEGIATE PACIFIC INC.
June 27, 2005	By:	/s/ Michael J. Blumenfeld
Michael J. Blumenfeld,
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 27, 2005.

Signature	Capacity
/s/ Michael J. Blumenfeld Michael J. Blumenfeld	Chairman of the Board and Chief Executive Officer
/s/ Adam Blumenfeld Adam Blumenfeld	President and Director
/s/ William R. Estill William R. Estill	Chief Financial Officer, Secretary and Treasurer (Principal Accounting and Financial Officer)
/s/ Jeff Davidowitz Jeff Davidowitz	Director
/s/ Robert W. Hampton Robert W. Hampton	Director
/s/ William H. Watkins, Jr. William H. Watkins, Jr.	Director

EXHIBIT INDEX

Exhibit
Number	Description	Location
23	Consent of Grant Thornton LLP*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith

**	Furnished herewith