Form 10KSB
period 2005-06-30
COLLEGIATE PACIFIC INC
filed 2005-09-19
CIK 828747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Check One)
☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2005
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
Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Name of Each Exchange
Title of Each Class	On Which Registered

Common Stock	American Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act:
None
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State issuer’s revenues for its most recent fiscal year. $106,339,351.
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act): $100,595,348. This amount was calculated by reducing the total number of shares of voting common stock outstanding by the total number of shares of voting common stock held by affiliates of the issuer and multiplying the remainder by the closing price for the issuer’s common stock on September 12, 2005, as reported on the American Stock Exchange. The information provided shall in no way be construed as an admission that any particular stockholder of the issuer may be deemed an affiliate of the issuer or that such stockholder is the beneficial owner of the shares reported as being held by such stockholder, and any such inference is hereby disclaimed.
On September 12, 2005, there were 10,179,447 shares of the issuer’s common stock, $0.01 par value, outstanding, of which 8,105,991 were held by non-affiliates of the issuer.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

Collegiate Pacific Inc.
FORM 10-KSB
Fiscal Year Ended June 30, 2005

FORM 10-KSB ANNUAL REPORT
Forward-Looking Statements
     This Annual Report on Form 10-KSB, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 6, and the documents incorporated by reference, contain forward-looking statements, which provide Collegiate Pacific’s and its consolidated subsidiaries’ (“Collegiate Pacific,” “we,” “us,” “our,” or the “Company”) current expectations or forecasts of future events. These forward-looking statements reflect our current views with respect to future events or our financial performance, and involve certain known and unknown risks, uncertainties and other factors, including those identified below, which may cause our or our industry’s actual or future results, levels of activity, performance or achievements to differ materially from those expressed or implied by any forward-looking statements or from historical results. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “believe,” “expect,” “plan,” “anticipate,” “intend,” “estimate,” “predict,” “potential” and other expressions that indicate future events and trends, but the absence of these words does not necessarily mean that a statement is not forward-looking. We have no duty to update or revise any forward-looking statements after the date of this report or to conform them to actual results, new information, future events or otherwise. All statements other than statements of historical fact are statements that could be deemed forward-looking statements including, without limitation:
•	projections of net sales, gross profit margin, expenses, earnings or losses from operations, synergies or other financial items;

•	any statements of the plans, strategies and objectives of management for future operations;

•	any statements regarding future economic conditions or performance;

•	any statements of expectation or belief; and

•	any statements of assumptions underlying any of the foregoing.
     The risks, uncertainties and assumptions referred to above include our ability to successfully execute our acquisition plans and growth strategy, the integration of acquired businesses, global economic conditions, product demand, financial market performance and other risks that are described herein, including but not limited to the factors discussed in “Factors that Could Affect Future Operating Results” set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 6 of this Report on Form 10-KSB, and that are otherwise described from time to time in our Securities and Exchange Commission reports filed after this report. Collegiate Pacific cautions that the foregoing list of important factors is not exclusive.
     Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the factors discussed in “Factors that Could Affect Future Operating Results” set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 6 of this Report on Form 10-KSB. We operate in a continually changing business environment, and new risk factors emerge from time to time. Other unknown or unpredictable factors also could have material adverse effects on our future results, performance or achievements. We cannot assure you that projected results or events will be achieved or will occur.

PART I
ITEM 1. DESCRIPTION OF BUSINESS.
Our Business
     We are a leader in marketing, manufacturing and distributing sports equipment products and soft good athletic apparel and footwear products (“soft goods”) to non-retail institutional customers such as colleges, high schools, YMCAs, YWCAs and similar recreational organizations, municipal recreation departments, and governmental agencies located throughout the United States. We believe we are the largest and fastest growing independent team sports manufacturer, marketer and distributor in the United States. We sell our products directly to our customers in the non-retail institutional market primarily through:
•	our unique, informative catalogs and fliers that we distribute to potential customers;

•	our strategically located road sales professionals;

•	our telemarketers;

•	our appearance at trade shows and other sales events; and

•	the Internet.
     We currently offer approximately 4,500 sports related equipment products and soft goods to approximately 80,000 customers.
     We market our products through the support of a customer database of over 300,000 potential customers, our 170 person direct sales force strategically located throughout the Mid-Western and Mid-Atlantic United States and our call centers located at our headquarters in Dallas, Texas and Corona, California in the Los Angeles basin. Our Chairman and Chief Executive Officer, Michael J. Blumenfeld, who has over 30 years of experience in the sports supply industry, and Adam Blumenfeld, our President, personally supervised the development of our mailing list. We have subdivided our mailing list into various customer profiles to insure that our catalogs are directed to those individuals that make the decisions to purchase the products we offer. The master mailing list is also subdivided by relevant product types and seasonal demand. We regularly screen, cross check and update our customer database to maintain its accuracy and functionality. Collegiate Pacific intends to distribute approximately 1.5 million catalogs and fliers from this database during the fiscal year ending June 30, 2006.
Acquisition Strategy
     We believe a consolidation of the sporting goods industry has contributed to a shift of sales within the institutional market from traditional, retail storefront sites to sales from catalogs, direct marketing by road sales professionals and the Internet. Collegiate Pacific believes the most successful sporting goods companies will be those with greater financial resources and the ability to produce or source high-quality, low cost products, deliver those products directly to customers on a timely basis and access distribution channels with a broad array of products and brands.
     We believe we are well positioned to grow our business because of our superior catalog design, our efficient merchandising and direct distribution capabilities, our 170 person direct sales force, our extensive product offerings, our long-term customer relationships, our superior customer service, and our superior sourcing and production capabilities. Since commencing operations in 1998, Collegiate Pacific’s annual net sales grew to approximately $106.3 million for the fiscal year ended June 30, 2005 through a combination of internal growth and strategic acquisitions.

     Our strategic plan includes both organic growth from existing operations and involves rapid growth through the acquisition of other companies. Since January 2004, we have completed seven acquisitions including:
     Fiscal 2004
•	Tomark Inc. (“Tomark”) in January 2004 – a marketer, distributor, manufacturer and installer of sporting goods and related equipment primarily to the California institutional market with a road sales force of 5 employees;

•	Kesslers Sport Shop, Inc. (“Kesslers”) in April 2004 – a leading supplier of soft goods and sporting goods equipment throughout the Mid-West region of the United States, with a road sales force of approximately 80 employees;
     Fiscal 2005
•	Dixie Sporting Goods Co., Inc. (“Dixie”) in July 2004 – a leading supplier of soft goods and sporting goods equipment throughout the Mid-Atlantic region of the United States, with a road sales force of approximately 50 employees;

•	Orlando Team Sports (“OTS”) in December 2004 – a leading supplier of soft goods and sporting goods equipment throughout the State of Florida with a road sales force of approximately 15 employees;

•	Salkeld & Sons, Inc. (“Salkeld”) in May 2005 – a leading supplier of soft goods and sporting goods equipment throughout the State of Illinois, with a particular concentration in Chicago and a roads sales force of approximately 20 employees;
     Fiscal 2006
•	Sport Supply Group, Inc. (“SSG”) (July 2005) – an acquisition of 53.2% of the outstanding capital stock of SSG, a direct marketer and B2B e-commerce supplier of sporting goods and physical education equipment to the institutional and youth sports markets; and

•	Team Print (August 2005) – a leading embroiderer and screen printer of sporting goods apparel and accessories, which was acquired from one of the former stockholders of Salkeld & Sons, Inc.
     On September 8, 2005, we announced we entered into an Agreement and Plan of Merger to acquire the remaining 46.8% of the outstanding capital stock of SSG we do not already own. Under the terms of the merger agreement, SSG will be merged with and into Collegiate Pacific, with Collegiate Pacific as the surviving company. Each SSG stockholder will receive 0.56 shares of our common stock for each share of their SSG common stock. It is estimated that upon the completion of the merger, we will have approximately 12,779,450 shares of our common stock outstanding, and the shares issued in the merger will represent approximately 20% of Collegiate Pacific’s outstanding common stock. SSG’s shares were valued at $6.74 per share for purposes of determining the exchange ratio, which is the same per share price Collegiate Pacific paid in cash for its purchase of 53.2% of the outstanding capital stock of SSG on July 1, 2005.
     The merger requires the approval of our stockholders and the stockholders of SSG. Collegiate Pacific, which controls 53.2% of SSG’s voting power, has executed a written consent approving the merger. The merger is also conditioned, among other things, on the approval by the American Stock Exchange for the listing of the shares to be issued in connection with the merger.

     Following the consummation of the merger, which is expected to occur prior to the end of calendar year 2005, our senior management is expected to consist of: Michael J. Blumenfeld, Chairman of the Board; Adam Blumenfeld, Chief Executive Officer; Terrence Babilla, President; and William R. Estill, Chief Financial Officer. It is anticipated that Michael J. Blumenfeld will retire by June 30, 2006.
     As its primary goal, Collegiate Pacific’s management seeks to optimize the collective and individual performance of these acquired businesses. We have strived to identify areas in which these businesses are unique and areas in which they overlap. In those areas where our businesses are unique, Collegiate Pacific seeks to promote and develop those unique qualities by integrating them into all of our distribution channels. As an example of this integration, Collegiate Pacific has enhanced Kesslers’, Dixie’s OTS’ and Salkeld’s existing offering of soft goods with the infusion of approximately 2,500 Collegiate Pacific proprietary products into their marketing mix. Collegiate Pacific has designed catalogs for Kesslers, Dixie, OTS and Salkeld that showcase both soft goods and sporting goods equipment. Likewise, certain lines of soft goods from Kesslers, Dixie, OTS and Salkeld have been integrated into the Collegiate Pacific catalog.
     In those areas where our businesses overlap, Collegiate Pacific endeavors to integrate those areas to build on inherent synergies, develop collective vision and maximize cost efficiencies. An example of this effort is reflected in the integration of the Collegiate Pacific and Tomark manufacturing and assembly capabilities in our Dallas, Texas facility. We believe we can more effectively monitor the quality of products while at the same time be able to realize cost savings for our customers.
     For additional information on these acquisitions, see Note 3 in Notes to Consolidated Financial Statements.
Corporate History; Additional Information
     The Company commenced operations in February 1998 when it was acquired by Michael J. Blumenfeld and Adam Blumenfeld. Michael Blumenfeld sold all of the assets of Collegiate Pacific Inc. f/k/a Nitro Sports, Inc., a company he formed in 1997 to engage in the catalog and mail order marketing of sports equipment, to the Company, at cost. We changed our name to Collegiate Pacific at that time and in July 1999 reincorporated the Company as a Delaware corporation. We currently have five wholly-owned subsidiaries: Tomark Sports, Inc., a Delaware corporation; Kesslers Team Sports, Inc., a Delaware corporation; Dixie Sporting Goods Co., Inc., a Virginia corporation; CMS of Central Florida, Inc. d/b/a Orlando Team Sports, a Florida corporation; and Salkeld & Sons, Inc., a Delaware corporation. We also own 53.2% of the outstanding capital stock of Sport Supply Group, Inc.
     Collegiate Pacific’s common stock currently trades on the American Stock Exchange (symbol: BOO). Our executive offices are located at 13950 Senlac Drive, Suite 100, Dallas, Texas 75234, and our telephone number at that location is (972) 243-8100. The Company’s fiscal year ends on June 30th. References herein to “fiscal 2004,” “fiscal 2005,” and “fiscal 2006” refer to our fiscal years ended or ending, as the case may be, June 30, 2004, 2005, and 2006, respectively.
     Our Internet website is www.cpacsports.com. Collegiate Pacific makes available, free of charge, on or through the website, its annual, quarterly and current reports and other Securities and Exchange Commission (“SEC”) filings, including Forms 3, 4 and 5, as well as any amendments to those reports, as soon as reasonably practicable after electronically filing those reports with the SEC. This website address is intended to be an inactive textual reference only, and none of the information contained on the website is part of this report or is incorporated in this report by reference.
Products and Services
     We believe we offer a broad line of sporting goods and equipment, soft goods, and physical education, recreational and leisure products, which includes over 4,500 products for sale. We manufacture approximately 10% of our equipment-oriented products and obtain the remainder from external manufacturers both domestically and abroad. Our product lines of sporting goods include, but are not limited to, equipment and soft goods for the following sports: football, baseball, softball, basketball, volleyball, soccer, tennis and other racquet sports. Our line of equipment for these sports includes, but is not limited to, inflatable balls, nets, batting cages, scoreboards, bleachers, weight lifting equipment, standards and goals. We also offer other recreational products including fitness equipment, camping equipment, indoor recreational games and outdoor playground equipment. We also provide after-sale customer service through toll-free numbers.
     Because we believe brand recognition is important to our institutional customers, we market most of our products under trade names or trademarks owned by us or others. The following table lists Collegiate Pacific’s principal products and the brand names under which they are sold:

Product	Brand Name
Team sports apparel (soft goods)	Nike, Rawlings, Wilson, and
Under Armour
Batting cages, soccer goals, basketball goals	FunNets and Mark One
Camping and related accessories	Mark One
Tennis nets and court equipment	Edwards
Baseballs, softballs, bats, gloves and accessories	Diamond, Mark One, and Wilson
Football helmets, footballs, pads and accessories	Schutt
Basketballs	Mark One and Spalding
     Team Sports Apparel (soft goods). Nike, Rawlings, Wilson and Under Armour are all leading suppliers of team sports apparel. Under the terms of non-exclusive supply arrangements we have with these manufacturers, we purchase soft goods from these manufacturers for resale to our customers and either complete the custom silk screening, embroidering and other decorating work on the soft goods in-house or through subcontractors, or arrange to have the manufacturer complete the custom decorating of the soft goods prior to shipment.
     Cages, Goals and Camping Equipment. We own the registered trademarks FunNets and Mark One and manufacture or source from overseas manufacturers our proprietary products such as batting cages, bleachers, soccer and basketball goals and volleyball standards. We generally recognize a higher profit margin from the sale of our proprietary products.
     Tennis. In February 2000, we entered into an exclusive license agreement with Edwards Sports Products Limited to use the Edwards name in connection with manufacturing, selling and distributing tennis nets and court equipment worldwide, except in the United Kingdom and Ireland. We are required to pay a royalty of 4.5% of the net sales price of all Edwards products we sell. We paid Edwards a total royalty of approximately $15,446 in fiscal 2005. This license expires in February 2011.
     Baseball and Softball. Diamond and Wilson are leading suppliers of baseball and softball equipment. We have non-exclusive supply arrangements with these manufacturers under which we acquire baseball gloves, baseballs, softballs, batter’s helmets, catcher’s and umpire’s protective equipment, aluminum and wooden baseball bats, batter’s gloves and miscellaneous accessories for resale to our customers. We also manufacture or source these products from overseas manufacturers and offer them to our customers under our MarkOne brand name.
     Football. Schutt is a leading supplier of football equipment. Under the terms of the non-exclusive supply arrangement we have with Schutt, we purchase helmets, shoulder pads, faceguards, chin straps and related accessories in both the youth and adult markets for resale to our customers.
     Basketball. Spalding sells several different models of basketballs for men and women in both the youth and adult markets. Under the terms of the non-exclusive supply arrangement we have with Spalding, we acquire basketballs for resale to our customers. We also manufacture or source basketballs from overseas manufacturers and sell them under our MarkOne brand name.
     Certain brand names, such as Adidas, Nike, Schutt, Spalding, Wilson, Under Armour, Edwards, Mark One and FunNets are believed by Collegiate Pacific to be well recognized by our customers and therefore important to the sales of these products. We do not have written supply agreements with any of our suppliers. Registered and other trademarks and trade names of Collegiate Pacific’s products are italicized in this Form 10-KSB.
Sales and Marketing
     We believe we are the fastest growing direct manufacturer, marketer and distributor of sporting goods to the non-retail institutional market in the United States. Through our recent acquisitions of our team dealers, each with their own road sales professionals, we offer our complete line of sporting goods and equipment, soft goods, and physical education, recreational and leisure products to our traditional accounts such as colleges, universities, high schools, and all other levels of public and private schools and their athletic and recreational departments. We continue to utilize our distinctive catalogs to offer our complete line of sporting goods and equipment, soft goods, and physical education, recreational and leisure products to our non-traditional accounts such as youth sports programs, park and recreational organizations, churches, government agencies, athletic clubs and dealers.
     Our master mailing list currently includes over 300,000 potential customers, and we intend to distribute approximately 1.5 million catalogs and fliers to this audience during fiscal 2006. Michael J. Blumenfeld, the Chairman and Chief Executive Officer of the Company with over 30 years of experience in the industry, and Adam Blumenfeld, President, supervised the development of this mailing list, which is carefully maintained, screened, crosschecked and safeguarded. We subdivided our mailing list into various combinations designed to place catalogs in the hands of the individuals making the purchasing decisions. The master mailing list is also subdivided by relevant product types, seasonal demands, and customer profiles.
     In addition to promoting our products through catalogs and other direct mailings, we offer our products directly to our team, institutional and corporate customers through our 170 person direct sales force. Primarily focused in the Mid-Western and the Mid-Atlantic United States, our direct sales force calls on our team, institutional and corporate accounts to promote our broad line of soft goods and equipment. We also sell our products through trade shows, telemarketing and the Internet.
Customers
     We do not depend upon any one or a few major customers for our revenues because we enjoy a very large and diverse customer base. Since commencing operations, we have sold our products to approximately 80,000 customers. Our customers include all levels of public and private schools, youth sports programs, YMCAs, YWCAs, park and recreational organizations, churches, clubs, camps, government agencies, military facilities, athletic teams, athletic clubs and team dealers. Many of our institutional customers typically receive annual appropriations for sports related equipment, which are generally spent in the period preceding the season in which the sport or athletic activity occurs. Although institutions are subject to budget constraints, once allocations have been made, aggregate levels of expenditures are typically not reduced.
     Approximately 1.2% and 3.0% of our sales in fiscal 2005 and 2004, respectively, were to agencies of the United States Government. We have a contract with the General Services Administration that grants us an “approved” status when attempting to make sales to military installations or other governmental agencies. The existing contract with the General Services Administration expires in August 2009. Under this contract, we agree to sell approximately 250 products to United States government agencies and departments at catalog prices or at prices consistent with any discount provided to our other customers. Products sold to the United States Government under the General Services Administration contract are always sold at our lowest offered price.
Seasonal Nature of Business; Backlog
     Historically, sales of our sporting goods have experienced seasonal fluctuations. This seasonality causes our financial results to vary from quarter to quarter, which usually results in lower net sales and operating profit in the second quarter of our fiscal year (October through December) and higher net sales and operating profit in the remaining quarters of our fiscal year. We attribute this seasonality primarily to the budgeting procedures of our customers and the seasonal demand for our products, which have historically been driven by spring and summer sports. Generally, between the months of October and December of each fiscal year, there is a lower level of sports activities at our historical institutional customer base, a higher degree of adverse weather conditions and a greater number of school recesses and major holidays. We believe that our acquisitions of Kesslers, Dixie, OTS, Salkeld and SSG, which have a greater focus on fall and winter sports, as well as recent additions to our team of road sales professionals, may reduce the seasonality of our financial results. However, the addition of SSG will shift more of the Company’s revenues from the second quarter to the third and fourth fiscal quarters.
     Our sales are primarily pursuant to standard purchase orders. We ship products within 30 days of receiving an order, and for most orders, within 24 hours. Unshipped orders at the end of a fiscal year (backlog) are not material and, therefore, not an indicator of future results. However, with the acquisition of Kesslers, which occurred in fiscal 2004, and Dixie, OTS and Salkeld, each of which occurred in fiscal 2005, we anticipate our backlog should increase because our soft goods sales orders have a longer lead time for delivery — generally six to eight weeks between order placement and delivery. Our products are either shipped directly from our manufacturing partners to the customers or directly to our customers by us upon our completion of all decorating work. Consequently, we expect our backlog will be higher in future periods.
Manufacturing; Foreign Sourcing and Raw Materials
     We outsource the manufacturing of a significant portion of our products to domestic and international vendors. Outsourcing enables us to reduce our cost of goods, reduce our manufacturing facility costs, and focus on the marketing and distribution of our products. In addition, we believe that many of the products we purchase from our domestic suppliers are manufactured overseas, and we derive a significant portion of our revenues from the sale of products purchased directly from suppliers in the Far East. Accordingly, we are subject to the risks of this international component that may affect our ability to deliver products in a timely and competitive manner. These risks include:
•	shipment delays;

•	fluctuations in exchange rates;

•	increases in import duties;

•	changes in customs regulations;

•	adverse economic conditions in foreign countries;

•	social, political and economic instability; and

•	acts of war and terrorism.

     As a result, we attempt to maintain a three to six week supply of critical inventory items. We are not dependent on any single source of supply. Although the vast majority of products we distribute are purchased in final form, a small percentage of the items require some fabrication to complete. We own welding machines and an assortment of tools to aid in this fabrication process. The raw materials used in this process are in the form of shipping supplies, nuts and bolts, and other commercially available products. We believe multiple suppliers exist for these products nationwide.
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
Government Regulation
     Some of our products are subject to regulation by the Consumer Product Safety Commission. The Consumer Product Safety Commission has the authority to exclude from the market certain items that are found to be hazardous and can require a manufacturer to refund the purchase price of products that present a substantial product hazard to consumers. Similar laws exist in some states and cities in the United States. The Company believes it is in full compliance with all applicable regulations.
Employees
     We currently employ approximately 570 people on a full-time basis, not including SSG. In addition, we may hire temporary employees as seasonal increases in demand occur. None of our employees is represented by any organized labor organization or union, and we believe our relations with our employees are generally good.

ITEM 2. DESCRIPTION OF PROPERTY.
     Collegiate Pacific’s facilities, including those of its wholly-owned and majority-owned subsidiaries, each of which is included in the table below, are generally adequate for its current and anticipated future needs. Collegiate Pacific’s facilities generally consist of executive and administrative offices, warehouses, a call center, production, distribution and fulfillment facilities, and sales offices.
     Collegiate Pacific believes that all of its leases are at prevailing market rates and, except as noted, with unaffiliated parties. Collegiate Pacific believes that the duration of each lease is adequate. Collegiate Pacific believes that its principal properties are adequate for the purposes for which they are used and are suitably maintained and insured for these purposes. Collegiate Pacific does not anticipate any future problems renewing or obtaining suitable leases for its principal properties.
     The table below provides information with respect to the principal warehouse, production and distribution facilities of the Company:

Lease Expires
Location	Type of Facility	Square Footage	or is Owned
Dallas, Texas Dallas, Texas Dallas, Texas Richmond, Indiana Richmond, Virginia Corona, California Sanford, Florida Bourbonnais, Illinois Bourbonnais, Illinois Anniston, Alabama Anniston, Alabama	Warehouse, Production and Distribution
Warehouse, Production and Distribution
Warehouse and Fulfillment
Warehouse, Production and Distribution
Warehouse, Production and Distribution
Warehouse, Production and Distribution
Warehouse, Production and Distribution
Warehouse, Production and Distribution
Embroidering and Screen Printing
Manufacturing
	Manufacturing	88,000 135,000 181,000 76,000 37,300 27,700 12,000 16,000 16,000 35,000 45,000	2007 2007 2007 2009 Month-to-Month 2009 2010 2009 2010 Owned Owned
     The corporate headquarters of Collegiate Pacific and its call center is located within the approximately 88,000 square feet of leased space located at 13950 Senlac Drive, Suite 100, Dallas, Texas. The terms of Collegiate Pacific’s leases range from two to five years and most are renewable for additional periods. The Richmond, Indiana location is owned by RPD Services, Inc., an Indiana corporation f/k/a Kesslers Sport Shop, Inc., from which we acquired substantially all of its operating assets in April 2004. RPD Services, Inc. is owned by Bob Dickman, Phil Dickman and Dan Dickman, all of whom are employed by our wholly owned subsidiary, Kesslers Team Sports, Inc. The Sanford, Florida location is owned by McWeeney Smith Partnership, which is controlled by the former owners of OTS, each of which is employed by our wholly owned subsidiary, CMS of Central Florida Inc. d/b/a Orlando Team Sports. The Bourbonnais, Illinois embroidering and screen printing facility is owned by Albert A. Messier, a former stockholder of Salkeld and the former owner of our Team Print business, which we acquired in August 2005. Under the terms of this lease, Mr. Messier is obligated to construct an additional 12,000 square feet of distribution and screen printing space by February 1, 2006. Mr. Messier is employed by our wholly owned subsidiary, Salkeld & Sons, Inc.
     We also lease small sales offices or storage areas ranging in size from 500 to 10,000 square feet in various locations throughout the United States. Most of the leases have lease terms ranging from one to five years.

ITEM 3. LEGAL PROCEEDINGS.
          None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          None.

PART II
ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.
Market
     Our common stock trades on the American Stock Exchange under the symbol “BOO.” The following table sets forth the high and low sale prices for our common stock during each of the periods indicated, as reported on the American Stock Exchange.

	Fiscal 2005		Fiscal 2004
Calendar Period	Low	High	Low	High
July 1 — September 30	$8.45	$11.39	$6.50	$8.10
October 1 — December 31	9.60	14.75	7.50	9.27
January 1 — March 31	10.70	14.23	8.75	10.30
April 1 — June 30	8.73	11.40	8.95	11.30
Holders
     As of September 12, 2005, there were approximately 320 holders of record of our common stock, and there were 10,179,447 shares of common stock issued and outstanding.
Dividends
     We began paying a cash dividend of $0.02 per share on October 11, 2002, to all shareholders of record on September 30, 2002. We also declared a quarterly cash dividend of $0.02 per share on outstanding common stock for the fiscal quarters ended December 31, 2002 and March 31, 2003. The quarterly dividend for the quarter ended June 30, 2003 and each fiscal quarter thereafter was increased to $0.025 per share. Since commencing cash dividends, we have paid approximately $1,834,930 to our shareholders. Future dividends may be paid only when, as, and if declared by our Board of Directors in its sole discretion and will be dependent upon then existing conditions, including the Company’s financial condition, results of operations, contractual restrictions, capital requirements, business prospects, and such other factors as the Board deems relevant.
Transfer Agent, Registrar and Dividend Disbursing Agent for Common Stock
Continental Stock Transfer and Trust Company
17 Battery Place
New York, NY 10004

The table below shows information related to our equity compensation plans as of September 12, 2005:
Equity Compensation Plan Information

Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon	Weighted-Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a)
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	1,159,100	$8.57	5,300

Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	1,159,100	$8.57	5,300

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     Certain statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking as defined in the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations that are subject to risks and uncertainties. Actual results may differ materially from expectations as of the date of this filing because of the factors discussed below under the “Factors That Could Affect Future Operating Results” section and elsewhere in this Annual Report.
     Collegiate Pacific Inc. (“Collegiate Pacific,” “we,” “us,” “our,” or the “Company”) is a marketer, manufacturer and distributor of sporting goods and equipment, soft good athletic apparel and footwear products (“soft goods”), physical education, recreational and leisure products primarily to the non-retail institutional market in the United States. The institutional market generally consists of youth sports programs, YMCAs, YWCAs, park and recreational organizations, schools, colleges, churches, government agencies, athletic teams, athletic clubs and dealers. We sell our products directly to our customers primarily through the distribution of our unique, informative catalogs and fliers, our strategically located road sales professionals, our telemarketers and the Internet. We offer a broad line of sporting goods and equipment, soft goods and other recreational products, as well as provide after-sale customer service. We currently market approximately 4,500 sports related equipment products, soft goods and recreational related equipment and products to over 300,000 potential institutional, retail, Internet, sports teams and sporting goods dealer-type customers. Since commencing operations in early 1998, we have sold our products to approximately 80,000 customers. References herein to “fiscal 2004,” “fiscal 2005” and “fiscal 2006” refer to our fiscal years ended or ending, as the case may be, June 30, 2004, 2005 and 2006, respectively.
Overview
     We believe a consolidation of the sporting goods industry has contributed to a shift of sales within the institutional market from traditional, retail storefront sites to sales from catalogs, direct marketing by road sales professionals and the Internet. Collegiate Pacific believes the most successful sporting goods companies will be those with greater financial resources and the ability to produce or source high-quality, low cost products, deliver those products directly to customers on a timely basis and access distribution channels with a broad array of products and brands.
     Because of this market trend, Collegiate Pacific has embarked upon an aggressive program to leverage its existing operations and to complement and diversify its product offerings within the sporting goods and recreational products. We intend to implement our internal growth strategy by continuing to improve operating efficiencies, extending our product offerings through new product launches and maximizing our distribution channels. In addition, Collegiate Pacific may continue to seek strategic acquisitions and relationships with other sporting goods companies with well-established brands and with complimentary distribution channels.
     During fiscal 2005, Collegiate Pacific made significant progress towards achieving its strategic objectives as follows:
•	Acquiring Dixie Sporting Goods Co., Inc. (“Dixie”) in July 2004, a leading supplier of soft goods and sporting goods equipment throughout the Mid-Atlantic region of the United States, with a road sales force of approximately 50 employees;

•	Acquiring CMS of Central Florida, Inc. d/b/a Orlando Team Sports (“OTS”) in December 2004, a leading supplier of soft goods and sporting goods equipment throughout the State of Florida and a road sales force of approximately 15 employees;

•	Acquiring Salkeld & Sons, Inc. (“Salkeld”) in May 2005, a leading supplier of soft goods and sporting goods equipment throughout the State of Illinois, with a particular concentration in Chicago and a road sales force of approximately 20 employees;

•	Balancing the seasonality of its business and strengthening its customer relationships by acquiring the team dealers discussed above;

•	Expanding its football and baseball product offerings through the acquisitions discussed above, which provides the Company with an additional platform for future growth opportunities; and

•	Introducing a number of new products during fiscal 2005 as a means to drive organic growth.
     Collegiate Pacific has begun to see results from its efforts reflected in its financial performance. Net sales for fiscal 2005 improved 168.8% to $106.3 million from fiscal 2004 due primarily to the acquisitions Collegiate Pacific completed during fiscal 2005, as well as organic growth from the sale of the Company’s existing products. Gross profit improved to $36.3 million, or 34.2% of net sales, in fiscal 2005 compared to $14.2 million, or 35.9% of net sales, in fiscal 2004. The decrease in gross profit margin for fiscal 2005, compared to fiscal 2004, was mainly due to the increase in sales of soft goods from the recently acquired companies, which generally have slightly lower gross profit margins. Operating profit for fiscal 2005 increased to $7.6 million, or 7.1% of net sales, compared to operating profit of $3.2 million, or 8.1% of net sales, in fiscal 2004. The increase in operating profit reflects higher sales volume, partially offset by higher selling and general and administrative expenses. The decline in operating profit as a percentage of sales was due to the decline in our gross profit margin. The increase in selling, general and administrative expenses in fiscal 2005 was attributable to Collegiate Pacific’s acquisitions during fiscal 2005, an increase in personnel-related costs incurred in connection with additional sales personnel and an increase in outside professional services and various selling expenses incurred in connection with the Company’s growth.
Matters Affecting Comparability
     Collegiate Pacific’s operating results for fiscal 2005 include the operating results of Tomark Sports, Inc. (“Tomark”) and Kesslers Team Sports, Inc. (“Kesslers”), both of which we acquired in fiscal 2004, Dixie, which we acquired during the first quarter of fiscal 2005, OTS, which we acquired during the second quarter of fiscal 2005, and Salkeld which we acquired in the fourth quarter of fiscal 2005, each since its respective acquisition date. However, the consolidated statement of income for fiscal year 2004 does not include the operating results for the Dixie, OTS or Salkeld acquisitions since those acquisitions were completed after June 30, 2004. Approximately $62.0 million of the $66.8 million increase in net sales, when compared to fiscal 2004, is attributable to Collegiate Pacific’s acquisitions during fiscal 2004 and fiscal 2005. This $62.0 million increase includes the results of Collegiate Pacific’s efforts to direct certain customers and prospects of our catalog division to our recently acquired team of road sales professionals. These efforts have contributed to the growth in net sales for each of our acquired businesses. We believe that if we can successfully service a selection of our traditional catalog customers in specific regions of the United States with our road sales professionals, we will continue to grow our net sales through greater account penetration and retention. See Note 3 in Notes to Consolidated Financial Statements.
     Our operating results for fiscal 2005 do not include any operating results for our acquisition of 53.2% of the outstanding capital stock of Sport Supply Group, Inc. (“SSG”), which we completed in July 2005, and our acquisition of the Team Print business in August 2005. Our acquisition of SSG and the Team Print business will be reflected in the operating results we report in our quarterly report on Form 10-Q for the first three months of fiscal 2006, ending September 30, 2005.

Consolidated Results of Operations
     The following table compares selected financial data from the Consolidated Statements of Income for fiscal 2005 and fiscal 2004:

			Fiscal 2005 vs. Fiscal 2004
			Increase/(Decrease)
	Fiscal 2005	Fiscal 2004	Dollars	Percentage
	(dollars in thousands, except per share amounts)
Net sales	$106,339	$39,562	$66,777	168.8%
Gross profit	36,338	14,189	22,149	156.1%
Operating profit	7,594	3,204	4,390	137.0%
Net income	3,779	1,884	1,895	100.6%
Diluted earnings per share	$0.37	$0.25	$0.12	48.0%
     Expressed as a percentage of sales:

	Fiscal 2005	Fiscal 2004
Gross profit margin	34.2%	35.9%
Selling, general and administrative expense	26.6%	27.5%
Operating profit	7.1%	8.1%
Fiscal 2005 Acquisitions and Related Developments
     On July 26, 2004, we completed the acquisition of all of the outstanding capital stock of Dixie. Dixie is a supplier of soft goods and sporting goods equipment throughout the Mid-Atlantic United States. We paid the former stockholders of Dixie a total of approximately $7.0 million, exclusive of transaction costs, which consisted of $4.0 million in cash, $0.5 million in promissory notes, up to an additional $1.0 million in the form of an earnout if the net income of Dixie exceeds certain target levels in the 17-month period ending December 31, 2005, and 148,662 shares of our common stock valued at $1.5 million. Our wholly owned subsidiary, Dixie, employs the former Dixie management team.
     The acquisition of Dixie was accounted for using the purchase method of accounting, and accordingly, the net assets and results of operations of Dixie have been included in our consolidated financial statements since the date of acquisition. Identifiable intangible assets acquired include customer relationships valued at $57,000 and contractual backlog valued at $10,500, which are being amortized on a straight-line basis over their estimated useful lives of 10 years and 9 months, respectively. The purchase price was allocated to assets acquired, which included the identifiable intangible assets, and liabilities assumed based on their respective estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill in the amount of $3,123,057. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the goodwill associated with this acquisition is not being amortized but will be tested annually for impairment.
     On September 29, 2004, we entered into an amendment (the “Amendment”) to the Asset Purchase Agreement, dated as of February 9, 2004, by and among the Company, RPD Services, Inc. (f/k/a Kesslers Sport Shop, Inc.), Kesslers (f/k/a BOO Acquisition Corp.), Bob Dickman, Phil Dickman, Dan Dickman and Floyd Dickman (the “Purchase Agreement”). Under the terms of the Purchase Agreement, we issued a total of 906,250 shares of our common stock (the “Shares”) to RPD Services in connection with the acquisition of Kesslers on April 1, 2004, and agreed to the terms of a price guarantee with respect to those shares that, if triggered in full, would have obligated us to pay RPD Services an amount of up to $7,250,000. As a result, we recorded a liability of $7,250,000 for redeemable common stock.

     Under the terms of the Amendment, the parties agreed to terminate our obligations under the price guarantee and the resale provisions with respect to the Shares, effective as of the date of the Amendment, September 29, 2004. Accordingly, we no longer carry a liability for redeemable common stock. Consequently, $7,250,000 of the increase in stockholders’ equity as of June 30, 2005, compared to June 30, 2004, is attributable to the elimination of the price guaranty under the terms of the Amendment.
     On December 10, 2004, we completed the acquisition of all of the outstanding capital stock of OTS. OTS is a supplier of soft goods and sporting goods equipment in the State of Florida. We paid the former OTS stockholders a total of approximately $3.7 million, exclusive of transaction costs, which consisted of $1.8 million in cash, $0.1 million in a promissory note, and 83,126 shares of our common stock valued at $1.2 million. We also paid certain liabilities of OTS at closing in the amount of $0.6 million. We entered into a lease with McWeeney Smith Partnership (the “Partnership”) for its 12,000 square foot warehouse and distribution facility in Sanford, Florida. The former OTS stockholders are partners in the Partnership. The term of the lease runs through July 2010 and the monthly rental rate is approximately $6,400. Our wholly owned subsidiary, OTS, employs the former OTS management team.
     The acquisition of OTS was accounted for using the purchase method of accounting, and accordingly, the net assets and results of operations of OTS have been included in our consolidated financial statements since the date of acquisition. Identifiable intangible assets acquired include customer relationships valued at $363,000 and contractual backlog valued at $13,500, which are being amortized on a straight-line basis over their estimated useful lives of 10 years and 9 months, respectively. The purchase price was allocated to assets acquired, which includes the identifiable intangible assets, and liabilities assumed based on their respective estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill in the amount of $3,109,434. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the goodwill associated with this acquisition is not being amortized but will be tested annually for impairment.
     On May 11, 2005, we completed the acquisition of all of the outstanding capital stock of Salkeld. Salkeld is a supplier of soft goods and sporting goods equipment in the State of Illinois. We paid the former Salkeld stockholders total consideration of approximately $2.9 million, exclusive of transaction costs. We paid approximately $2.5 million of the total consideration in cash and $230 thousand with promissory notes. We also paid certain liabilities of Salkeld at closing in the amount of approximately $126 thousand. In addition, we agreed to pay the former Salkeld stockholders up to an additional $1.1 million in the form of an earnout if Salkeld’s gross profit exceeds a certain target level during the 12-month period ending April 30, 2006. At our option, the earnout may be paid in cash or shares of our common stock, which shall be determined by dividing the actual earnout amount by the average closing price of our common stock on the American Stock Exchange for the five trading days prior to the payment of the earnout amount. Our wholly owned subsidiary, Salkeld, employs the former Salkeld management team.
     The acquisition of Salkeld was accounted for using the purchase method of accounting, and accordingly, the net assets and results of operations of Salkeld have been included in our consolidated financial statements since the date of acquisition. Identifiable intangible assets acquired include customer relationships valued at $433,000 and contractual backlog valued at $41,600, which are being amortized on a straight-line basis over their estimated useful lives of 10 years and 9 months, respectively. The purchase price was allocated to assets acquired, which includes the identifiable intangible assets, and liabilities assumed based on their respective estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill in the amount of $1,747,215. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the goodwill associated with this acquisition is not being amortized but will be tested annually for impairment.

Fiscal Year Ended June 30, 2005 Compared to Fiscal Year Ended June 30, 2004
     Net Sales. Net sales for fiscal 2005 totaled $106.3 million compared to $39.6 million in fiscal 2004, an increase of $66.8 million, or 168.8%. Net sales grew by a combined $62.0 million from the businesses we acquired during fiscal 2004 and fiscal 2005 and the growth in our existing catalog operations of approximately $4.8 million. We expect the net sales from Kesslers, Dixie, OTS and Salkeld to continue to increase in fiscal 2006 as we continue with our ongoing efforts to direct a selection of our traditional catalog customers to our acquired road sales professionals. During fiscal 2005, these efforts contributed to the growth in net sales for our acquired businesses, due to the shift in net sales from our traditional catalog operations to our newly acquired businesses. We believe that if we can successfully service a selection of our traditional catalog customers in specific regions of the United States with our road sales professionals, we will continue to grow our net sales through greater account penetration and retention. The increase in sales for our existing catalog operations was due to our expanded product offerings and the overall growth in our customer base. Although we believe future net sales will continue to rise from current levels, however, no assurances can be made that any future increases in net sales will be at the same rate.
     Historically, sales of our sporting goods have experienced seasonal fluctuations. This seasonality causes our financial results to vary from quarter to quarter, which usually results in lower net sales and operating profit in the second quarter of our fiscal year (October through December) and higher net sales and operating profit in the remaining quarters of our fiscal year, especially the first quarter of our fiscal year (July through September). We attribute this seasonality primarily to the budgeting procedures of our customers and the seasonal demand for our products, which have historically been driven by spring and summer sports. Generally, between the months of October and December of each fiscal year, there is a lower level of sports activities at our non-retail institutional customer base, a higher degree of adverse weather conditions and a greater number of school recesses and major holidays. We believe that our acquisitions of our team dealers; Kesslers, Dixie, OTS and Salkeld, which have a greater focus on fall and winter sports, have reduced the seasonality of our financial results. SSG, which follows the selling pattern of the Company’s traditional catalog operations, may impact our financial results by decreasing our net sales and operating profit in the second quarter of our fiscal year and increasing our net sales and operating profit in the third and fourth fiscal quarters.
     Gross Profit. Gross profit for fiscal 2005 was $36.3 million, or 34.2% of net sales, compared with $14.2 million, or 35.9% of net sales, in fiscal 2004. In fiscal 2005, Tomark, Kesslers, Dixie, OTS and Salkeld contributed a combined gross profit of $26.1 million and gross profit margin of 33.5%.
     We include the acquisition cost of our inventory, the cost of shipping and handling (freight costs) and any decrease in the value of our inventory in our determination of our total cost of sales. Our total cost of sales for fiscal 2005 was $70.0 million, or 65.9% of net sales, compared to $25.4 million, or 64.1% of net sales in fiscal 2004. Our total cost of sales for fiscal 2005 consisted of $62.7 million for the acquisition cost of our inventory, $6.6 million in freight costs, $0.4 million for the write-off of obsolete or damaged inventory and $0.3 million for labor and overhead cost associated with the products that we manufacture.
     The increase in our gross profit was due to the increase in our net sales during fiscal 2005. We continue to direct a selection of our traditional catalog customers to our road sales professionals. We believe these efforts have contributed to the growth in our net sales volume and anticipate this trend will continue in future periods as our road sales professionals continue to expand the number of face-to-face sales calls to our traditional non-retail institutional customers. Although we do from time-to-time adjust the selling price of our products, we do not believe that any price adjustments during fiscal 2005 contributed to our increase in net sales.
     The decrease in gross profit margin for fiscal 2005, compared to fiscal 2004, was primarily due to the increase in sales of our soft goods by our road sales professionals. Historically, we have recognized a higher gross profit margin from our sale of sporting goods and equipment than we have from the sale of soft goods. During fiscal 2005, $44.5 million of our net sales (approximately 41.8% of our net sales for fiscal 2005) were from the sale of soft goods. Consequently, our overall gross profit margin was affected by our additional sales of soft goods during fiscal 2005 compared to fiscal 2004.
     We expect to see an increase in our gross profit margin in the future as we complete our field training efforts with our road sales professionals and benefit from the results of those efforts in the form of increased sales of our sporting goods and equipment. Prior to working for the Company, our road sales professionals primarily sold soft goods and only a small percentage of their overall sales were attributable to sales of sporting goods and equipment. As our road sales professionals continue to increase their sales of our sporting goods and equipment, along with our soft goods, we anticipate our gross profit margin will continue to be positively impacted to the extent our sales of sporting goods and equipment increase at a faster rate than our sales of soft goods.
     Selling, General and Administrative Expense. Selling, general and administrative (SG&A) expenses for fiscal 2005 were $28.3 million, or 26.6% of net sales, compared with $10.9 million, or 27.5% of net sales, in fiscal 2004. The primary components of our SG&A expenses are personnel costs, advertising expenses, travel expenses, rent, professional services and insurance costs.
     The increase in SG&A expenses during fiscal 2005 was primarily attributable to Collegiate Pacific’s acquisitions in fiscal 2004 and fiscal 2005, which contributed a combined $19.5 million to our total SG&A expenses for fiscal 2005. These expenses included $12.8 million for personnel-related costs, $3.1 million for various selling and office expenses, $1.1 million for rent expense, $1.0 million for travel expenses and $1.0 million for advertising expenses. In addition to the increase in our SG&A expenses attributable to acquisitions, we also experienced additional outside professional services expenses in the amount of $0.4 million, personnel-related costs in the amount of $0.6 million for additional personnel, and other selling costs in the amount of $0.3 million, all of which were incurred in connection with our increased selling efforts. During the fourth quarter of fiscal 2005, we reallocated a portion of the purchase price we previously allocated to goodwill from our acquisitions to identifiable intangible assets. As a result, we recognized additional amortization expense in the amount of approximately $267 thousand to properly reflect the amortization expense from the respective acquisition dates.
     Operating Profit. Operating profit for fiscal 2005 increased to $7.6 million, or 7.1% of net sales, compared to operating profit of $3.2 million, or 8.1% of net sales, in fiscal 2004. The increase in operating profit is mainly attributable to higher sales volume and a decrease in SG&A as a percentage of net sales.
     Interest Expense. Interest expense for fiscal 2005 increased to $2.2 million, compared to $52.4 thousand in fiscal 2004. The increase in interest expense was primarily attributable to the interest expense under the terms of our convertible senior subordinated notes. See “Liquidity and Capital Resources.”
     Income Taxes. Income tax expense for fiscal 2005 increased to $2.4 million, which is approximately 39% of our income before income taxes. In fiscal 2004 the provision for income taxes was $1.3 million, or approximately 41% of income before income taxes. The increase in our income tax expense in fiscal 2005 was attributable to our increased operating profits. The decrease in the overall effective tax rate in fiscal 2005 was attributable to the acquisitions we completed during the fiscal year. These acquisitions resulted in additional filings in states with lower tax rates. During the fourth quarter of fiscal 2005, we recorded an adjustment to income tax expense in the amount of approximately $148 thousand to adjust the year-to-date provision for taxes to the Company’s annual effective tax rate.
     Net Income. Net income for fiscal 2005 increased to $3.8 million, or 3.5% of net sales, compared to net income of $1.9 million, or 4.8% of net sales, in fiscal 2004. The increase in net income was attributable to increased sales activity, as well as a decrease in SG&A expenses as a percentage of net sales, all of which was offset by the increase in interest and income tax expenses.

Liquidity and Capital Resources
Cash Flow Activity
     Cash and cash equivalents totaled approximately $40.3 million at June 30, 2005, compared to approximately $7.5 million at June 30, 2004. The increase in cash is attributable to the senior note offering the Company completed in November 2004. Collegiate Pacific’s operating activities utilized approximately $2.9 million in cash during fiscal 2005, compared to providing approximately $151 thousand during fiscal 2004. The net increase in cash utilized by operating activities was attributable to:
•	An increase in accounts receivable of $3.6 million due to the increase in our net sales during fiscal 2005;

•	An increase in inventories of $4.1 million due to our build-up of inventory to support the Company’s strongest selling season, which generally occurs during the months of July through September; and

•	A decrease in income taxes payable of approximately $1.2 million due to increased estimated tax payments associated with the increase in the Company’s net income for fiscal 2005.
     Net cash used in investing activities was $10.1 million during fiscal 2005, compared to approximately $12.9 million for fiscal 2004. The decrease in cash used in investing activities during fiscal 2005 was attributable to less cash being utilized for acquisitions activities during fiscal 2005 compared to fiscal 2004. This decrease was slightly offset by an increase in purchases of property and equipment in fiscal 2005 in the amount of approximately $448 thousand. Property and equipment purchased during fiscal 2005 includes computer equipment, software and leasehold improvements. No material commitments for capital expenditures existed as of June 30, 2005.
     Net cash provided by financing activities during fiscal 2005 was $45.8 million, compared to approximately $19.8 million during fiscal 2004. The net increase in cash provided by financing activities during fiscal 2005 was due to:
•	Net proceeds from the sale of the senior notes of $46.6 million, after debt issuance costs of $13.4 million;

•	Proceeds from the issuance of common stock upon the exercise of options of approximately $507 thousand;

•	Net payments on the Company’s revolving line of credit and other notes payable of $294 thousand; and

•	Payments of dividends of approximately $1.0 million.
The net cash provided by financing activities during fiscal 2004 was due to:
•	Proceeds from the issuance of common stock upon the exercise of common stock warrants and options of approximately $21.3 million;

•	Repayments on the Company’s revolving line of credit of approximately $865 thousand;

•	Payments of dividends of approximately $573 thousand; and

•	The purchase of treasury shares of approximately $41 thousand.

     Current assets as of June 30, 2005, totaled approximately $77.7 million, thereby providing the Company with working capital of approximately $65.4 million. See the discussion under the Subsequent Events heading below.
Capital Structure and Resources
     On November 26, 2004, we announced the completion of our sale of $40.0 million principal amount of 5.75% Convertible Senior Subordinated Notes due 2009 (the “Notes”). The Notes were sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). Thomas Weisel Partners LLC (“Thomas Weisel”) was the initial purchaser of the Notes. On December 3, 2004, the Company announced the completion of its sale of an additional $10.0 million principal amount of Notes pursuant to the exercise by Thomas Weisel of the option granted to it in connection with the initial offering of the Notes. The issuance of the Notes resulted in aggregate proceeds of $46.6 million to the Company, net of issuance costs.
     The Notes are governed by the Indenture dated as of November 26, 2004, between the Company and The Bank of New York Trust Company N.A., as trustee (the “Indenture”). The Indenture provides, among other things, that the Notes will bear interest of 5.75% per year, payable semi-annually and will be convertible at the option of the holder of the Notes into the Company’s common stock at a conversion rate of 68.2594 shares per $1,000 principal amount of Notes, subject to certain adjustments. This is equivalent to a conversion price of approximately $14.65 per share. On or after December 31, 2005, the Company may redeem the Notes, in whole or in part, at the redemption price, which is 100% of the principal amount, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the redemption date only if the closing price of the Company’s common stock exceeds 150% of the conversion price for at least 20 trading days in any consecutive 30-day trading period. If the Company calls the notes for redemption on or before December 10, 2007, the Company will be required to make an additional payment in cash in an amount equal to $172.50 per $1,000 principal amount of the Notes, less the amount of any interest actually paid on the Notes before the redemption date. In addition, upon the occurrence of a change in control of the Company, holders may require the Company to purchase all or a portion of the Notes in cash at a price equal to 100% of the principal amount of Notes to be repurchased, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the repurchase date, plus the make whole premium, if applicable.
     In connection with the completion of the sale of the Notes, on November 26, 2004, the Company entered into a registration rights agreement with Thomas Weisel (the “Registration Rights Agreement”). Under the terms of the Registration Rights Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission (“SEC”) for the registration of the Notes and the shares issuable upon conversion of the Notes. On January 24, 2005, the Company filed a Registration Statement on Form S-3 with the SEC for the registration of the Notes and the shares issuable upon conversion of the Notes (the “Registration Statement”). On April 5, 2005, the Company filed its Amendment No. 1 to the Registration Statement and on June 27, 2005, filed Amendment No. 2 to the Registration Statement. The Company received an additional comment letter from the SEC on July 14, 2005, and is in the process of preparing Amendment No. 3 to the Registration Statement. The Registration Statement has not been declared effective under the Securities Act. Because the Registration Statement was not declared effective by May 26, 2005, the annual interest rate payable under the Notes increased from 5.75% to 6.0% and will remain at 6.0% until the Registration Statement has been declared effective. We cannot assure you when or if the Registration Statement will be declared effective.
     In connection with the offer and sale of the Notes, on November 18, 2004, the Company entered into a consent agreement with Merrill Lynch Business Financial Service Inc. (“MLBFS”) with respect to the Company’s $12 million revolving credit facility (the “Credit Facility”) with MLBFS (the “Consent Agreement”), providing for, among other things, MLBFS’s consent to the issuance of the Notes. On November 23, 2004, the Company entered into a letter agreement with MLBFS providing for, among other things, a change of the maturity date of the credit facility from December 31, 2005, to September 30, 2005.

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
     The Company’s principal external source of liquidity is its Credit Facility with MLBFS, which is collateralized by all of the assets of Collegiate Pacific and its subsidiaries. Total availability under the Credit Facility is determined by a borrowing formula based on eligible trade receivables and inventories that provides for borrowings against up to 80% of its eligible trade receivables and 50% of its eligible inventories, but not to exceed $12 million. Borrowings under the Credit Facility bear interest at the rate of 2.25% plus the one-month LIBOR rate (5.59% at June 30, 2005). As of June 30, 2005, there was no balance outstanding under the Credit Facility, leaving the Company with approximately $12 million of availability under the terms of the borrowing base formula of the Credit Facility. The Credit Facility contains customary covenants, and the Company must maintain certain financial ratios pertaining to its fixed charges and total debt to (a) total net worth and (b) EBITDA.
     On May 12, 2005, and without any declaration or notice of default by MLBFS, MLBFS agreed to waive the Company’s compliance with its fixed charge coverage ratio for the trailing 12-months ended March 31, 2005, and amend the ratio pursuant to the terms of a letter agreement (the “May 12 Letter Agreement”).
     Prior to the May 12 Letter Agreement, the Credit Facility provided that the Company’s ratio of (a) EBITDA and other non-cash charges, less any internally-financed capital expenditures, on a trailing 12-month basis, to (b) the sum of (i) dividends and other distributions paid or payable to shareholders of the Company, taxes, and interest expense, on a trailing 12-month basis, plus (ii) the aggregate amount of principal scheduled to be paid or accrued by the Company on all outstanding indebtedness over the succeeding 12-month period (the “Fixed Charge Coverage Ratio”) must exceed 1.50 to 1 on a trailing 12-month basis. Under the terms of the May 12 Letter Agreement, the Company’s Fixed Charge Coverage Ratio on a trailing 12-month basis must now exceed 1.30 to 1. As of June 30, 2005 the Company’s Fixed Charge Coverage Ratio was 1.20 to 1.
     On September 15, 2005, and without any declaration or notice of default by MLBFS, MLBFS agreed to waive the Company’s compliance with its fixed charge coverage ratio for the trailing 12-months ended June 30, 2005 pursuant to the terms of a letter agreement (the “September 15 Letter Agreement”). Under the terms of the September 15 Letter Agreement, MLBFS waived the Company’s noncompliance with its Fixed Charge Coverage Ratio at June 30, 2005.
     On September 19, 2005, the Company entered into an Amendment to Loan Documents and Consent Agreement (the “Amendment and Consent”) with MLBFS, pursuant to which the total availability under the Credit Facility was increased from $12 million to $20 million, subject to the terms of the borrowing formula based on eligible trade receivables and inventories, and the term of the Credit Facility was extended from September 30, 2005 to September 30, 2006. In addition, the interest rate was decreased from 2.25% plus the one-month LIBOR rate to 1.75% plus the one-month LIBOR rate and the Company’s Fixed Change Coverage Ratio on a trailing 12-month basis was set at 1.20 to 1. The Amendment and Consent includes an unused line fee of .375% per annum and prohibits the prepayment of any subordinated debt. Finally, the Amendment and Consent includes MLBFS’s consent to the terms of the Agreement and Plan of Merger with SSG so long as the merger is consummated by January 31, 2006.
     Our strategic plan involves growth through the acquisition of other companies, and we actively pursue acquisitions in connection with this plan. At any time we may be in various stages of discussions or negotiations with several parties regarding possible acquisitions or other alliances. We used approximately $1.2 million of the net proceeds from the Notes to pay all outstanding principal and accrued interest under the Credit Facility and approximately $38.0 million in connection with our acquisitions of OTS, Salkeld, Team Print and 53.2% of the outstanding capital stock of SSG.

Long-Term Financial Obligations and Other Commercial Commitments
     The following table summarizes the outstanding borrowings and long-term contractual obligations of the Company at June 30, 2005, and the effects such obligations are expected to have on liquidity and cash flow in future periods.

	Payments due by Period
		Less than			After
Contractual Obligations	Total	1 year	1 - 3 years	4 - 5 years	5 years
	(dollars in thousands)

Long-term debt	$50,734	$330	$296	$50,108	$—
Interest expense on long-term debt	12,708	2,885	5,750	4,073	—
Operating leases	4,024	1,347	2,048	629	—

Total contractual cash obligations	$67,466	$4,562	$8,094	$54,810	$—

     We believe the Company will satisfy its short-term and long-term liquidity needs from borrowings under the Credit Facility, the remaining proceeds from the sale of the Notes and cash flows from operations. We may experience periods of higher borrowing under the Credit Facility due to the seasonal nature of our business cycle. We are actively seeking expansion through acquisitions and/or joint ventures, and the success of such efforts may require additional bank debt, equity financing, or private financing.
Subsequent Events
     On July 1, 2005, we completed the acquisition of 53.2% of the outstanding capital stock of SSG from Emerson Radio Corp and Emerson Radio (Hong Kong) Limited for $32 million, in cash. SSG is a direct marketer and B2B e-commerce supplier of sporting goods and physical education equipment to the institutional and youth sports marketplaces. Further, on September 8, 2005, we announced that we entered into an Agreement and Plan of Merger pursuant to which the Company will acquire the remaining 46.8% of the capital stock of SSG that it does not already own. Under the terms of the merger agreement, SSG will be merged with and into the Company, with the Company as the surviving corporation. Each SSG stockholder will receive 0.56 shares of our common stock for each share of their SSG common stock. It is estimated that upon the completion of the merger, we will have approximately 12,779,450 shares of our common stock outstanding, and the shares issued in the merger will represent approximately 20% of Collegiate Pacific’s outstanding common stock. SSG’s shares were valued at $6.74 per share for the propose of determining the exchange ratio, which is the same per share price Collegiate Pacific paid in cash for its purchase of 53.2% of SSG. The results of operations of SSG have not been included in our consolidated financial statements for the fiscal year ended June 30, 2005. See Note 13 to Notes to Consolidated Financial Statements.
     The merger requires the approval of our stockholders and the stockholders of SSG. Collegiate Pacific, which controls 53.2% of SSG’s voting power, has executed a written consent approving the merger. The merger is also conditioned, among other things, on the approval by the American Stock Exchange for the listing of the shares to be issued in connection with the merger.
     Following the consummation of the merger, which is expected to occur prior to the end of calendar year 2005, our senior management is expected to consist of: Michael J. Blumenfeld, Chairman of the Board; Adam Blumenfeld, Chief Executive Officer; Terrence Babilla, President; and William R. Estill, Chief Financial Officer. It is anticipated that Michael J. Blumenfeld will retire by June 30, 2006.
     In August 2005, we completed the acquisition of substantially all of the operating assets of Team Print from Albert Messier for approximately $1.0 million in cash and the issuance of 53,248 shares of our common stock, which were valued at approximately $550 thousand. Team Print is an embroiderer and screen printer of sports apparel and accessories. Our wholly owned subsidiary, Salkeld & Sons, Inc., employs Mr. Messier. The results of operations of Team Print have not been included in our consolidated financial statements for the fiscal year ended June 30, 2005. See Note 13 to Notes to Consolidated Financial Statements.
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
     Discussed below are several significant accounting policies, which require the use of judgments and estimates that may materially affect the consolidated financial statements. The estimates described below are reviewed from time to time and are subject to change if the circumstances so indicate. The effect of any such change is reflected in results of operations for the period in which the change is made. Establishment of the reserves affecting inventories and the allowance for doubtful accounts are among the most important. Our significant accounting policies are more fully described in Note 2 in Notes to Consolidated Financial Statements.
     Inventories. Inventories are valued at the lower of cost or market value. Cost is determined using the standard cost method for items manufactured by us and the weighted-average cost method for items purchased for resale. We record adjustments to our inventories for estimated obsolescence or diminution in market value equal to the difference between the cost of inventory and the estimated market value, based on market conditions from time to time. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual experience if future economic conditions, levels of customer demand or competitive conditions differ from expectations. Because valuing our inventories requires significant management judgment and our failure to write-down obsolete inventory could have an impact on our future results of operations, we believe that the accounting estimate related to our inventories is a “critical accounting estimate.” Management of the Company has discussed this critical accounting estimate with the audit committee of our Board of Directors, and the audit committee has reviewed the Company’s disclosure relating to it in this Annual Report on Form 10-KSB.
     Allowance for Doubtful Accounts. We evaluate the collectibility of accounts receivable based on a combination of factors. In circumstances where there is knowledge of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the net recognized receivable to the amount that is reasonably believed to be collected. For all other customers, reserves are established based on historical bad debts, customer payment patterns and current economic conditions. The establishment of these reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required resulting in an additional charge to expenses when made. Because estimating our uncollectible accounts requires significant management judgment and our use of different estimates that we reasonably could have used would have an impact on our reported accounts receivable balance, we believe the accounting estimate related to our allowance for doubtful accounts is a “critical accounting estimate.” Management of the Company has discussed this critical accounting estimate with the audit committee of our Board of Directors, and the audit committee has reviewed the Company’s disclosure relating to it in this Annual Report on Form 10-KSB.

     At June 30, 2005, our total allowance for doubtful accounts was approximately $1.0 million, an increase of $407 thousand from fiscal 2004. The increase in the amount of our allowance for doubtful accounts for fiscal 2005 is mainly attributable to allowances for doubtful accounts that arose from business acquisitions completed during fiscal 2005, as well as an increase in overall sales volume at June 30, 2005 compared to June 30, 2004. See Note 2 in Notes to Consolidated Financial Statements.
     Long-lived Assets. We assess the recoverability of the carrying value of long-lived assets periodically. If circumstances suggest that long-lived assets may be impaired, and a review indicates that the carrying value will not be recoverable, the carrying value is reduced to its estimated fair value. As of June 30, 2005, the balance sheet includes approximately $26.4 million of goodwill and intangible assets, net, and $1.5 million of fixed assets, net. The Company has concluded that no impairment exists. Because estimating the recoverability of the carrying value of long-lived assets requires significant management judgment and that our use of different estimates that we reasonably could have used would have an impact on our reported net long-lived assets, we believe that the accounting estimates related to our impairment testing are “critical accounting estimates.” Management of the Company has discussed this critical accounting estimate with the audit committee of our Board of Directors, and the audit committee has reviewed the Company’s disclosure relating to it in this Annual Report on form 10-KSB.
Factors that Could Affect Future Operating Results
     Because of the following factors, as well as other factors affecting our business, industry, financial position, results of operations and prospects, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.
Our success depends upon our ability to develop new, and enhance our existing relationships with, customers and suppliers.
     Our success depends upon our ability to develop new, and enhance our existing relationships with, customers and suppliers. Our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in our industry. To address these risks, we must, among other things:
•	effectively develop new relationships and maintain and deepen existing relationships with our suppliers, advertisers and customers;

•	provide products at competitive prices;

•	respond to competitive developments; and

•	attract, retain, and motivate qualified personnel.
     We cannot assure you that we will succeed in addressing such risks. Our failure to do so could have a material adverse effect on our business, financial condition, or results of operations in the form of lower revenues and operating profit and higher operating costs.
Our strategic plan, involving growth through the acquisition of other companies, may not succeed.
     Our strategic plan involves continued rapid growth through the acquisition of other companies as demonstrated by the seven acquisitions we completed since January 2004. Acquisitions of other companies involve a number of risks, including:
•	the difficulties related to assimilating the management, products, personnel, financial controls and other systems of an acquired business and to integrating distribution and information systems and other operational capabilities;

•	the difficulties related to combining previously separate businesses into a single unit;

•	the substantial diversion of management’s attention from day-to-day operations;

•	the assumption of liabilities of an acquired business, including unforeseen liabilities;

•	the failure to realize anticipated benefits, such as cost savings, revenue enhancements and profitability objectives;

•	the dilution of existing stockholders due to the issuance of equity securities, utilization of cash reserves, or incurrence of debt in order to fund the acquisitions;

•	the potential to have to write-down or write-off the value of acquired assets;

•	the potentially substantial transaction costs associated with completed acquisitions or pursuing acquisitions that are not completed;

•	the loss of any key personnel of the acquired company; and

•	maintaining customer, supplier or other favorable business relationships of acquired operations.
We may be unable to make additional acquisitions on attractive terms or successfully integrate them into our operations.
     The substantial majority of our recent growth has been due to our acquisitions of Tomark, Kesslers, Dixie, OTS and Salkeld. We expect to continue to evaluate and, where appropriate, pursue acquisition opportunities on terms our management considers favorable to us. We cannot assure you that we will be able to identify suitable acquisitions in the future, or that we will be able to purchase or finance these acquisitions on favorable terms or at all. In addition, we compete against other companies for acquisitions, and we cannot assure you that we will be successful in the acquisition of any companies appropriate for our growth strategy. Further, we cannot assure you that any future acquisitions that we make will be integrated successfully into our operations or will achieve desired profitability objectives.
We have a material amount of goodwill.
     Approximately $26.4 million, or 24.2%, of our total assets as of June 30, 2005, represented intangible assets, the significant majority of which is goodwill. Goodwill is the amount by which the costs of an acquisition accounted for using the purchase method exceeds the fair value of the net assets we acquired. We are required to record goodwill as an intangible asset on our balance sheet. In addition, we are required to evaluate at certain times whether our goodwill and other intangible assets have been impaired. Reductions in our net income caused by the write-down of goodwill or intangible assets could materially adversely affect our results of operations.
Our success depends on our ability to manage our growth.
     During recent years, we have experienced a period of rapid and significant growth, and our continued expansion may significantly strain our management, financial and other resources. We believe that improvements in management and operational controls, and operations, financial and management information systems could be needed to manage future growth. We cannot assure you that:
•	these resources will be available, or be available in a cost-effective form, to us which will allow us to sustain growth at the same levels;

•	our current personnel, systems, procedures, and controls will be adequate to support our future operations; or

•	we will identify, hire, train, motivate or manage required personnel.
     Our failure to have these resources in sufficient form or quantity during a period of significant growth could have an adverse affect on our operating results.
We face intense competition and potential competition from companies with greater resources and our inability to effectively compete with these companies could harm our business.
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
     The general economic conditions in the United States or international countries in which we do business could affect pricing of raw materials such as metals and other commodities used by suppliers of our finished goods. For example, recent shortages in the availability of steel and aluminum have resulted in increased prices for our products. We cannot assure you that any price increase we incur for our products can be passed on to our customers without adversely affecting our operating results.
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

Our financial results vary from quarter to quarter, which could hurt our business and the market price of our stock.
     Various factors affect the Company’s quarterly operating results and some of them are not within our control. They include, among others:
•	seasonal fluctuations in demand for our products;

•	the timing and introduction of new products by us and our competitors;

•	the market acceptance of our products;

•	the mix of products sold;

•	the timing of significant orders from and shipments to customers;

•	the reduction, rescheduling or cancellation of orders by our customers;

•	product pricing and discounts;

•	the timing of our acquisitions of other companies and businesses; and

•	general economic conditions.
     These and other factors are likely to cause our financial results to fluctuate from quarter to quarter. If revenue or operating results fall short of the levels expected by public market analysts and investors, the trading price of our common stock could decline dramatically. Based on the foregoing, we believe that quarter-to-quarter comparisons of our results of operations may not be meaningful. Therefore, purchasers of our common stock should not view our historical results of operations as reliable indications of our future performance.
Seasonality of our business may adversely affect our net sales and operating income.
     Seasonal demand for our products and the budgeting procedures of many of our customers cause our financial results to vary from quarter to quarter. We generally experience lower net sales and higher expenses as a percentage of sales in the second quarter of each fiscal year (October 1 – December 31) due to lower customer demand during those periods of decreased sports activities, adverse weather conditions inhibiting customer demand, holiday seasons, and school recesses, and higher sales and earnings in the remaining quarters of the fiscal year.
We depend on key personnel for our future success.
     Our performance is substantially dependent on the skills, experience, and performance of our Chief Executive Officer, Michael J. Blumenfeld, and our President, Adam Blumenfeld, as well as our ability to retain and motivate other officers and key employees, especially our road sales professionals, certain of whom would be difficult to replace. We neither have an employment agreement with Michael J. Blumenfeld or Adam Blumenfeld nor a “key person” life insurance on any of our officers or employees. Further, Michael J. Blumenfeld recently announced his plan to retire from the day-to-day operations of the Company by the end of fiscal 2006 and, consequently, our future performance and rate of growth may not continue at the same rate following his retirement.
     Our ability to retain and expand our customer base depends on our ability to maintain strong relationships with our road sales professionals. Although we attempt to obtain restrictive covenants such as non-solicitation and non-compete agreements from each of our road sales professionals, we do not currently have such an agreement with each of our road sales professionals. Consequently, the loss of one or more road sales professionals could result in our loss of the customer relationships maintained by the departing road sales professionals, which could materially adversely affect our net sales and results of operations. We believe we currently have a good relationship with each of our road sales professionals.
We depend on international and domestic suppliers.
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
     The occurrence of any one or more of the events described above could adversely affect our business, financial condition and results of operations due to an inability to make timely shipments to our customers.
We depend on a growing number of domestic suppliers for our finished goods.
     We are dependent on a growing number of domestic suppliers for our finished goods. Any significant delay in the delivery of products by our domestic suppliers combined with our inability to obtain substitute sources for these products in a timely manner or on terms acceptable to us could significantly increase our backlog and could result in the cancellation of customer orders, damage our customer relationships and harm our operating results.
We depend on third-party carriers.
     Our operations depend upon third-party carriers to deliver our catalogs and products to our customers. We ship our products using common carriers, primarily UPS. The operations of such carriers are outside our control. Accordingly, our business reputation and operations are subject to certain risks, including:
•	shipment delays caused by such carriers;

•	labor strikes by the employees of such carriers;

•	increases in shipping costs and postage rates; and

•	other adverse economic conditions.
     The occurrence of any one or more of the foregoing could adversely affect our business, financial condition and results of operations due to an inability to make timely shipments to our customers or by utilizing other more costly carriers or means of shipping.
We may be subject to product liability claims if people or property are harmed by the products we sell.
     Some of the products we sell may expose us to product liability claims relating to personal injury, death, or property damage caused by such products, and may require us to take actions such as product recalls. Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. In addition, some of our vendor agreements with our distributors, manufacturers, and third party sellers do not indemnify us from product liability.
Risks Related to our Corporate Structure and Stock
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
A large number of our outstanding shares and shares to be issued upon exercise of our outstanding options may be sold into the market in the future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.
A substantial number of shares of our common stock are reserved for issuance pursuant to stock options. As of June 30, 2005, we had 1,170,550 outstanding options, each to purchase one share of our common stock, issued to key employees, officers and directors under our 1998 Collegiate Pacific Inc. Stock Option Plan. The options have exercise prices ranging from $3.89 per share to $14.34 per share. These outstanding options could have a significant adverse effect on the trading price of our common stock, especially if a significant volume of the options was exercised and the stock issued was immediately sold into the public market. Further, the exercise of these options could have a dilutive impact on other shareholders by decreasing their ownership percentage of our outstanding common stock. If we attempt to raise additional capital through the issuance of equity or convertible debt securities, the terms upon which we will be able to obtain additional equity capital, if at all, may be negatively affected because the holders of outstanding options can be expected to exercise them, to the extent they are able, at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable than those provided in such options.
One principal stockholder owns a significant amount of our outstanding common stock.
     Michael J. Blumenfeld, our Chairman and Chief Executive Officer, beneficially owns 1,670,086 shares of our common stock (or 16.2% based on the number of shares outstanding as of September 12, 2005). As a result, he is in a position to significantly influence the outcome of elections of our directors, the adoption, amendment or repeal of our bylaws and any other actions requiring the vote or consent of our stockholders.
Rights of our stockholders may be negatively affected if we issue any of the shares of preferred stock, which our Board of Directors has authority to issue.
     We have available for issuance 1,000,000 shares of preferred stock, par value $.0l per share. Our Board of Directors is authorized to issue any or all of this preferred stock, in one or more series, without any further action on the part of stockholders. The rights of our stockholders may be negatively affected if we issue a series of preferred stock in the future that has preference over our common stock with respect to the payment of dividends or distribution upon our liquidation, dissolution or winding up.
Risks Related to the Notes
We significantly increased our leverage because of the sale of the notes.
     In connection with the sale of the notes, we incurred $50 million of indebtedness. Because of this indebtedness, our principal and interest payment obligations increased substantially. The degree to which we will be leveraged could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.
The notes are subordinated and there are no financial covenants in the indenture.
     The notes are unsecured and subordinated in right of payment to all of our existing and future “senior debt” of the Company. Under the terms of the indenture, we may also incur additional “senior debt” from time to time. In the event of our bankruptcy, liquidation or reorganization or upon acceleration of the notes due to an event of default under the indenture and in certain other events, we will not be able to repay the notes until after we have satisfied all of our senior debt obligations. As a result, we may not have sufficient assets remaining to pay amounts due on any or all of the outstanding notes.
     The notes are also effectively subordinated to the liabilities, including trade payables, of our subsidiaries. As a result, our right to receive assets of any subsidiaries upon their liquidation or reorganization, and the rights of the holders of the notes to share in those assets, would be subject to the claims of the creditors of the subsidiaries.
     Our subsidiaries are not restricted from incurring additional debt or liabilities under the indenture. In addition, we are not restricted from paying dividends or issuing or repurchasing our securities under the indenture. If we or our subsidiaries were to incur additional debt or liabilities, our ability to pay our obligations on the notes could be adversely affected. As of June 30, 2005 we had no amounts borrowed under our revolving line of credit and no other outstanding senior debt, and the aggregate amount of indebtedness and other liabilities of our subsidiaries was approximately $9.7 million (excluding intercompany liabilities and liabilities of a type not required to be recorded on the balance sheet in accordance with accounting principles generally accepted in the United States of America).
We may be unable to repay, repurchase or redeem the notes.
     At maturity, the entire outstanding principal amount of the notes will become due and payable by us. Upon a fundamental change, as defined in the indenture, the holders may require us to repurchase all or a portion of the notes. We may not have enough funds or be able to arrange for additional financing to pay the principal at maturity or to repurchase the notes tendered by the holders. Our credit facility provides that a fundamental change constitutes an event of default. Future credit agreements or other agreements relating to our indebtedness might contain similar provisions. If the maturity date or a fundamental change occurs at a time when we are prohibited from repaying or repurchasing the notes, we could seek the consent of our lenders to purchase the notes or could attempt to refinance this debt. If we do not obtain the necessary consents or refinance the debt, we will be unable to repay or repurchase the notes. Our failure to repay the notes at maturity or repurchase tendered notes would constitute an event of default under the indenture, which might constitute a default under the terms of our other debt. In such circumstances, or if a fundamental change would constitute an event of default under our senior debt, the subordination provisions of the indenture would possibly limit or prohibit payments to the holders of the notes. The term “fundamental change” is limited to certain specified transactions and may not include other events that might harm our financial condition. Our obligation to offer to purchase the notes upon a fundamental change would not necessarily afford the holders of the notes protection in the event of a highly-leveraged transaction, reorganization, merger or similar transaction involving us.
Provisions of the notes could discourage an acquisition of us by a third party.
     Certain provisions of the notes could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a fundamental change, holders of the notes will have the right, at their option, to require us to repurchase all of their notes or any portion of the principal amount of such notes in integral multiples of $1,000 in cash at a price equal to 100% of the principal amount of notes to be repurchased, plus accrued and unpaid interest and additional interest, if any, to, but excluding the repurchase date, plus the make whole premium, if applicable. In addition, pursuant to the terms of the notes, we may not enter into certain mergers or acquisitions unless, among other things, the surviving person or entity assumes the payment of the principal of, premium, if any, and interest (including additional interest, if any), plus the make whole premium, if applicable, on the notes.
The make whole premium on the notes tendered for repurchase upon a fundamental change may not adequately compensate the holders for the lost option time value of notes.
     If a fundamental change occurs and at least 90% of the consideration for the common stock in the transaction or transactions constituting the fundamental change consists of cash, holders of notes will be entitled to a make whole premium in cash in respect of notes tendered for purchase or converted in connection with the fundamental change. The amount of the make whole premium will be determined based on the date on which the fundamental change becomes effective and the share price of common stock when the transaction constituting the fundamental change occurs. While the make whole premium is designed to compensate the holders of notes for the lost option time value of notes because of a fundamental change, the amount of the make whole premium is only an approximation of the lost value and may not adequately compensate holders for such loss. In addition, if the share price of common stock at the time of the transaction constituting the fundamental change is less than $13.31 or more than $36.64, no make whole premium will be paid.
A market may not develop for the notes.
     Prior to the offering of the notes now being offered by the selling security holders, there has been no trading market for the notes. The initial purchaser has advised us that it intends to make a market in the notes. The initial purchaser is not, however, obligated to make a market and may discontinue this market-making activity at any time without notice. In addition, market-making activity by the initial purchaser will be subject to the limits imposed by the Securities Act and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result, a market for the notes may not develop or, if one does develop, it may not be maintained. If an active market for the notes fails to develop or be sustained, the trading price of the notes could decline significantly.
Conversion of the notes or issuance at additional securities convertible into or exercisable for shares of our common stock could dilute the ownership of existing stockholders.
     The conversion of some or all of the notes could dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the notes may encourage short selling by market participants because the conversion of the notes could depress the price of our common stock. We may, in the future, sell additional shares of our common stock, or securities convertible into or exercisable for shares of our common stock, to raise capital. We may also issue additional shares of our common stock, or securities convertible into or exercisable for shares of our common stock, to finance future acquisitions.
The price at which our common stock may be purchased on the American Stock Exchange is currently lower than the conversion price of the notes and may remain lower in the future.
     Prior to electing to convert notes, the note holder should compare the price at which our common stock is trading in the market to the conversion price of the notes. Our common stock trades on the American Stock Exchange under the symbol “BOO.” On September 12, 2005, the last reported sale price of our common stock was $12.41 per share. The initial conversion price of the notes is approximately $14.65 per share. The market prices of our securities are subject to significant fluctuations. Such fluctuations, as well as economic conditions generally, may adversely affect the market price of our securities, including our common stock and the notes.
The notes may not be rated or may receive a lower rating than anticipated.
     We believe that it is unlikely that the notes will be rated. If, however, one or more rating agencies rate the notes and assign the notes a rating lower than the rating expected by investors, or reduce their rating in the future, the market price of the notes and our common stock would be harmed.

ITEM 7. FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Stockholders and Board of Directors of Collegiate Pacific Inc.:
We have audited the accompanying consolidated balance sheets of Collegiate Pacific Inc. and its subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Collegiate Pacific Inc. and its subsidiaries as of June 30, 2005 and 2004, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP
Dallas, Texas
September 8, 2005 except for paragraphs 9 and 10 of note 7 as to which the date is September 19, 2005

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,325,716	$7,473,145
Accounts receivable, net of allowance for doubtful accounts of $1,042,496 and $635,531, respectively	18,131,753	10,683,860
Inventories	17,446,556	9,214,063
Current portion of deferred taxes	741,209	149,414
Prepaid income taxes	498,336	—
Prepaid expenses and other current assets	601,439	496,912

Total current assets	77,745,009	28,017,394
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1,294,135 and $870,394, respectively	1,501,096	831,205
DEFERRED DEBT ISSUANCE COSTS, net of accumulated amortization of $392,932 in 2005	3,017,427	—
INTANGIBLE ASSETS, net of accumulated amortization of $815,498 and $346,238, respectively	2,198,417	429,833
GOODWILL	24,192,455	17,308,487
DEFERRED INCOME TAXES	—	100,812
OTHER ASSETS, net	409,068	259,012

Total assets	$109,063,472	$46,946,743

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,782,479	$4,983,603
Accrued liabilities	1,724,783	1,283,553
Dividends payable	255,144	247,128
Accrued interest	250,000	—
Current portion of long-term debt	329,867	124,800
Income taxes payable	—	700,850

Total current liabilities	12,342,273	7,339,934
REDEEMABLE COMMON STOCK	—	7,250,000
DEFERRED TAX LIABILITY	779,529	—
LONG-TERM DEBT	50,448,153	73,200
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 10,205,780 and 9,884,142 shares issued and 10,119,754 and 9,798,116 shares outstanding, respectively	102,058	98,842
Additional paid-in capital	41,911,008	31,469,423
Retained earnings	4,137,902	1,372,795
Treasury stock at cost, 86,026 shares	(657,451)	(657,451)

Total stockholders’ equity	45,493,517	32,283,609

Total liabilities and stockholders’ equity	$109,063,472	$46,946,743

The accompanying notes are an integral part of these consolidated financial statements.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the years ended June 30,
	2005	2004
Net sales	$106,339,351	$39,561,521
Cost of sales	70,001,153	25,372,325

Gross profit	36,338,198	14,189,196

Selling, general and administrative expenses	28,275,165	10,866,253
Amortization expense	469,260	119,233

Operating profit	7,593,773	3,203,710

Other income (expense):
Interest income	580,862	22,388
Interest expense	(2,160,281)	(52,415)
Other	174,644	18,376

Total other expense	(1,404,775)	(11,651)

Income before income taxes	6,188,998	3,192,059

Income tax provision	2,410,394	1,308,367

Net income	$3,778,604	$1,883,692

Weighted average number of shares outstanding:
Basic	10,031,314	6,324,950

Diluted	10,279,185	7,571,910

Net income per share of common stock – basic	$0.38	$0.30

Net income per share of common stock – diluted	$0.37	$0.25

The accompanying notes are an integral part of these consolidated financial statements.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended June 30, 2005 and 2004

			ADDITIONAL
	COMMON STOCK		PAID-IN	RETAINED	TREASURY STOCK
	SHARES	AMOUNT	CAPITAL	EARNINGS	SHARES	AMOUNT	TOTAL
Balances at July 1, 2003	4,308,169	$43,082	$6,387,090	$201,065	80,326	$(616,643)	$6,014,594

Issuance of stock for cash, net of offering costs of $589,721	4,399,161	43,992	21,252,851	—	—	—	21,296,843

Issuance of stock for business acquisitions	1,176,812	11,768	3,829,482	—	—	—	3,841,250

Cash dividends	—	—	—	(711,962)	—	—	(711,962)

Purchase of stock for cash	—	—	—	—	5,700	(40,808)	(40,808)

Net income	—	—	—	1,883,692	—	—	1,883,692

Balances at June 30, 2004	9,884,142	$98,842	$31,469,423	$1,372,795	86,026	$(657,451)	$32,283,609

Issuance of stock for cash	89,850	898	506,389	—	—	—	507,287

Issuance of stock for business acquisitions	231,788	2,318	2,685,196	—	—	—	2,687,514

Redeemable common stock	—	—	7,250,000	—	—	—	7,250,000

Cash dividends	—	—	—	(1,013,497)	—	—	(1,013,497)

Net income	—	—	—	3,778,604	—	—	3,778,604

Balances at June 30, 2005	10,205,780	$102,058	$41,911,008	$4,137,902	86,026	$(657,451)	$45,493,517

The accompanying notes are an integral part of these consolidated financial statements.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,778,604	$1,883,692
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation expense	429,296	241,167
Amortization expense	469,260	119,233
Amortization of deferred debt issuance costs	392,932	—
Provision for uncollectible accounts receivable	574,464	194,620
Deferred income taxes	(58,106)	170,805
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(3,598,104)	(1,225,153)
Inventories	(4,073,311)	(1,222,431)
Prepaid expenses and other current assets	43,139	(52,640)
Other assets, net	(96,563)	(177,239)
Accounts payable	353,115	322,767
Accrued liabilities	122,269	(749,390)
Income taxes payable	(1,199,186)	646,061

Net cash provided by (used in) operating activities:	(2,862,191)	151,492

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(663,808)	(215,611)
Purchases of subsidiaries, net of cash acquired of $218,714 and $798,831, respectively	(9,418,910)	(12,646,829)

Net cash used in investing activities:	(10,082,718)	(12,862,440)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under line of credit	13,374,576	6,571,798
Payments on long-term debt and line of credit	(13,668,543)	(7,436,916)
Proceeds from issuance of 5.75% convertible senior subordinated notes, net of deferred debt issuance costs	46,589,641	—
Purchase of treasury stock	—	(40,808)
Payment of dividends	(1,005,481)	(572,537)
Proceeds from issuance of common stock	507,287	21,296,843

Net cash provided by financing activities:	45,797,480	19,818,380

Increase in cash and cash equivalents	32,852,571	7,107,432
Cash and cash equivalents, beginning of year	7,473,145	365,713

Cash and cash equivalents, end of year	$40,325,716	$7,473,145

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,517,349	$52,415

Cash paid for income taxes	$3,667,686	$480,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES (See Note 3):
Fair value of assets acquired in business acquisitions	$9,224,838	$11,897,034

Liabilities assumed in business acquisitions	$5,524,356	$8,714,750

Promissory notes issued for business acquisitions	$830,000	$250,000

Common stock issued for business acquisitions (231,788 and 1,176,812 shares, respectively)	$2,687,514	$11,091,250

The accompanying notes are an integral part of these consolidated financial statements.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 and 2004
1. General:
     Collegiate Pacific Inc. (“CPI”) was incorporated on April 10, 1997 and commenced business in February 1998. CPI is a Delaware corporation and is a marketer, manufacturer and distributor of sporting goods and equipment, soft good athletic apparel and footwear products (“soft goods”), physical education, recreational and leisure products primarily to the institutional market in the United States. The institutional market generally consists of youth sports programs, park and recreational organizations, schools, colleges, churches, government agencies, athletic teams, athletic clubs and dealers. Products are sold directly to customers primarily through the distribution of unique, informative catalogs and fliers, strategically located road sales professionals, telemarketers and the Internet.
2. Summary of Significant Accounting Policies:
     Consolidation. The consolidated financial statements include the balances and results of operations of CPI and its wholly-owned subsidiaries Tomark Sports, Inc. (“Tomark”), Kesslers Team Sports, Inc. (“Kesslers”), Dixie Sporting Goods Co., Inc. (“Dixie”), CMS of Central Florida, Inc. d/b/a Orlando Team Sports (“OTS”) and Salkeld and Sons, Inc. (“Salkeld”). CPI, together with Tomark, Kesslers, Dixie, OTS and Salkeld are generally referred to herein as the “Company”. All intercompany balances and transactions have been eliminated in consolidation.
     Cash and Cash Equivalents. The Company includes as cash and cash equivalents all investments with maturities of three months or less at the date of purchase.
     Financial Instruments and Credit Risk Concentrations. Financial instruments, which are potentially subject to concentrations of credit risk, consist principally of cash, accounts receivable and long-term debt. Cash deposits are placed with high credit, quality financial institutions to minimize risk. Accounts receivable are unsecured. The carrying value of these financial instruments approximates their fair value due to their short-term nature or their index tied to market rates.
     Accounts Receivable. The Company’s accounts receivable are due primarily from customers in the institutional and sporting goods dealer market. Credit is extended based on evaluation of each customer’s financial condition and, generally, collateral is not required. Accounts receivable generally are due within 30 days and are stated in amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than contractual payment terms are considered past due. The Company records allowances by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance in the period the payment is received.
     Changes in the Company’s allowance for doubtful accounts for the years ended June 30, 2005 and 2004 are as follows:

	2005	2004
Balance at beginning of period	$635,531	$121,139
Provision for uncollectible accounts receivable	574,464	194,620
Effect of business acquisitions	264,515	488,756
Accounts written off, net of recoveries	(432,014)	(168,984)

Balance at end of period	$1,042,496	$635,531

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 and 2004
     Inventories. Inventories are carried at the lower of cost or market using the weighted-average cost method for items purchased for resale and for manufactured items. Inventory adjustments for estimated obsolescence or diminution in market value are recorded in an amount equal to the difference between the cost of inventories and the estimated market value, based on market conditions from time to time.
     Property and Equipment. Property and equipment includes office equipment, furniture and fixtures, warehouse and manufacturing equipment, leasehold improvements and vehicles. These assets are stated at cost and are depreciated over their estimated useful lives of 3 to 10 years using the straight-line method. The cost of maintenance and repairs is expensed as incurred, and significant renewals and betterments that extend the asset useful lives are capitalized.
     License Agreements, Trademarks and Other Intangible Assets. The Company has made significant acquisitions and as a result has acquired certain identifiable intangible assets in conjunction with those acquisitions.
     License agreements represent amounts paid to acquire exclusive distribution rights for specific products and are amortized over their estimated useful lives of 5 to 10 years.
     Trademarks represent amounts paid to acquire the rights to brand specific products or categories of products with recognizable brands in certain sporting goods categories and are amortized over 15 years.
     Other intangible assets represent the values assigned to customer relationships acquired as part of the Company’s acquisitions of Kesslers, Dixie, OTS and Salkeld. These assets are being amortized on a straight-line basis over their estimated useful lives of 10 years.
     The Company estimates the average remaining life of license agreements, trademarks, and other intangible assets to be 7 years.
     Goodwill. Goodwill represents the excess of the purchase price paid and liabilities assumed over the estimated fair market value of assets acquired and identifiable intangible assets. Goodwill is tested for impairment annually and whenever impairment indicators are present. If the fair value of goodwill is less than the carrying amount of goodwill, an impairment will be recognized. The assessment of whether goodwill has been impaired is based on the Company’s estimate of the fair value using a model that considers both a discounted future cash flow analysis and an analysis of market multiples.
     Valuation of Long-Lived Assets. The Company periodically evaluates the carrying value of depreciable and amortizable long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If the total of the expected future undiscounted cash flows is less than the carrying amount of the assets, a loss is recognized in the amount that the carrying value of the assets exceeds their fair value, which is determined based on quoted market prices in active markets, if available, prices of other similar assets, or other valuation techniques.
     Revenue Recognition. The Company recognizes revenue from product sales when title passes and the risks and rewards of ownership have passed to the customer. Title passes generally upon shipment or upon receipt by the customer, based on the terms of sale, except for sports equipment that requires installation and related services. If installation or other post-shipment services are required, title passes upon the completion of all installation and related services and the acceptance of the installed product by the customer. In years ended June 30, 2005 and 2004, less than 2% and 3%, respectively, of the Company’s consolidated revenues were from the sale of sports equipment that required any installation or

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 and 2004
other post-shipment services. Reserves for estimated returns are established based upon historical rates of return experienced by the Company and recorded as reductions of sales.
     Shipping and Handling Costs and Fees. Shipping and handling costs are included in cost of sales, while amounts billed are included in net sales.
     Advertising. Advertising costs are expensed as incurred. Advertising expenses for the years ended June 30, 2005 and 2004 were approximately $2.9 million and $1.9 million, respectively.
     Stock Based Compensation. At June 30, 2005, the Company has a stock-based employee compensation plan, which is described more fully in Note 10. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No stock-based compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market price of the underlying common stock on the date of grant. The following table illustrates the effect on net income and income per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-based Compensation,” to stock-based employee compensation:

	2005	2004
Net income, as reported	$3,778,604	$1,883,692
Add: stock-based employee compensation expense included in net income	—	—
Deduct: stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,867,001)	(442,403)

Pro forma net income	$1,911,603	$1,441,289

Net income per share common stock:
Basic — as reported	$0.38	$0.30

Basic — pro forma	$0.19	$0.23

Diluted — as reported	$0.37	$0.25

Diluted — pro forma	$0.19	$0.19

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
     Income Per Share. Basic income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted income per share is computed based on the weighted average number of shares outstanding increased by the effect of stock options, warrants and common stock underlying the convertible senior subordinated notes when dilutive.
     Segment Reporting. The Company and its wholly-owned subsidiaries are all engaged in the business of marketing, manufacturing and distributing sporting goods and equipment, soft good athletic

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 and 2004
apparel and footwear products, physical education, recreational and leisure products to the institutional market in the United States. The Company’s operations consist of two operating segments, which the Company refers to as the Catalog Group and the Team Dealer Group. The segments meet the aggregation criteria of paragraph 17 of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” and accordingly, for disclosure purposes, has aggregated its operating segments into one reportable operating segment. Both of the Company’s operating segments offer the same line of products, which are acquired from the same resources, to a common customer base.
     Net Sales. The Company’s net sales to external customers are attributable to sales of sporting goods equipment and soft goods. The following table details the Company’s consolidated net sales by these product lines for the years ended June 30, 2005 and 2004:

	2005	2004
Sporting Goods Equipment	$61,879,921	$34,167,193
Soft Good Athletic Apparel and Footwear	44,459,430	5,394,328

Net Sales	$106,339,351	$39,561,521

     Use of Estimates in Financial Statements. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
     Recent Accounting Pronouncements:
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Adoption of this statement is required for the Company’s fiscal year beginning July 1, 2005. The adoption of this statement is not expected to have a material effect on the financial condition or results of operations of the Company.
     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) addresses financial accounting for transactions in which an entity obtains employee services in share-based payment transactions. Adoption of this statement is required for the Company’s fiscal year beginning July 1, 2005. The adoption of this statement is not expected to have a material effect on the financial condition or results of operations of the Company.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20, “Accounting Changes”, and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). SFAS 154 will require companies to account for and apply changes in accounting principles retrospectively to prior periods’ financial statements, instead of recording a cumulative effect adjustment within the period of the change, unless it is impracticable to determine the effects of the change to each period being presented. SFAS 154 is effective for accounting changes made in annual periods beginning after December 15, 2005, and accordingly, adoption of this statement for new accounting provisions is required for the Company’s fiscal year beginning July 1, 2006. The adoption of this statement is not expected to have a material effect on the financial condition or results of operations of the Company.
3. Business Combinations:
     On January 9, 2004, the Company completed its acquisition of Tomark by merging Tomark with and into a wholly-owned subsidiary of the Company. The Company paid the former stockholders of Tomark a total of $5.25 million, which consisted of $2.5 million in cash, $250 thousand in promissory notes, and 270,562 shares of the Company’s common stock valued at $2.5 million based on an average of the closing prices of the Company’s common stock three days before and three days after the announcement of the acquisition.
     The acquisition of Tomark was accounted for using the purchase method of accounting, and accordingly, the net assets and results of operations of Tomark have been included in the Company’s consolidated financial statements since the date of acquisition. The purchase price was allocated to assets acquired and liabilities assumed based on their respective estimated fair values at the date of acquisition. After determining that the value of any identifiable intangible assets was not material, the excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill in the amount of $4,714,988. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the goodwill associated with this acquisition is not being amortized but will be tested annually for impairment.
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
     On April 1, 2004, the Company completed its acquisition of substantially all of the operating assets of Kesslers Sport Shop, Inc., an Indiana corporation. Under the terms of the purchase agreement, the

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 and 2004
Company paid Kesslers $19.8 million for substantially all of its operating assets. The payment consisted of $6.5 million in cash, which included a $250 thousand holdback that was paid in fiscal 2005, and 906,250 shares of Collegiate Pacific’s common stock (the “Shares”) valued at $8.6 million, which was based on the average closing price of the Company’s common stock three days before and three days after the date the acquisition was announced. The Company also paid certain liabilities of Kesslers at closing in the approximate amount of $4.7 million and assumed certain other specified liabilities of Kesslers related to the acquired operating assets. The Company also agreed to register all of the Shares for resale with the Securities and Exchange Commission. The registration statement was effective on August 20, 2004. Additionally, so long as Kesslers and its stockholders comply with the applicable provisions of the purchase agreement, the Company is required to either (a) repurchase from Kesslers or its stockholders, as the case may be, for cash any of the Shares that have not been sold by Kesslers prior to the second anniversary of the effective date of the registration statement (August 20, 2006) covering the Shares for a per share price of $8.00 (the same per share price used to determine the number of Shares issued at closing) or (b) if all of the Shares have been sold as of the second anniversary of the effective date of the registration statement covering the Shares, pay Kesslers an amount in cash equal to the difference between $7.25 million and the total sales proceeds received by Kesslers from the sale of the Shares. The Company’s wholly-owned subsidiary, Kesslers, employs the former Kesslers management team.
     The acquisition of substantially all of the assets of Kesslers was accounted for using the purchase method of accounting, and accordingly, the net assets and results of operations of Kesslers have been included in the Company’s consolidated financial statements since the date of acquisition. Identifiable intangible assets acquired include customer relationships valued at $1.07 million and contractual backlog valued at $140,000, which are being amortized on a straight-line basis over their estimated useful lives of 10 years and 9 months, respectively. The purchase price was allocated to assets acquired, which included the identifiable intangible assets, and liabilities assumed, based on their respective estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill in the amount of $10,804,379. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the goodwill associated with this acquisition is not being amortized but will be tested annually for impairment.
     The Company purchased Kesslers after considering the historic levels of earnings achieved by Kesslers, the impact the Kesslers sales force could have on future earnings of the Company by increasing the sales volume of products that the Company imports and manufacturers, and the increase to the combined customer base by cross selling products. The consideration given to the stockholders of Kesslers was agreed upon after the Company determined the potential impact on future earnings of the integrated companies.
     On September 29, 2004, the Company entered into an amendment (the “Amendment”) to the Asset Purchase Agreement dated as of February 9, 2004, by and among the Company, RPD Services, Inc. (f/k/a Kesslers Sport Shop, Inc.), Kesslers (f/k/a BOO Acquisition Corp.), Bob Dickman, Phil Dickman, Dan Dickman and Floyd Dickman (the “Purchase Agreement”). As specified above, the Company issued a total of 906,250 shares of its common stock (the “Shares”) to RPD Services in connection with its acquisition of Kesslers on April 1, 2004, and agreed to the terms of a price guarantee with respect to those shares that, if triggered in full, would have obligated the Company to pay RPD Services an amount of up to $7,250,000. As a result, the Company recorded a liability of $7,250,000 for redeemable common stock.
     Under the terms of the Amendment, the parties agreed to terminate the Company’s obligations under the price guarantee and the resale provisions with respect to the Shares, effective as of the date of the Amendment, September 29, 2004. Accordingly, the Company no longer carries a liability for redeemable common stock. Consequently, $7.25 million of the increase in stockholders’ equity as of June 30, 2005, compared to June 30, 2004, is attributable to the elimination of the price guaranty under the terms of the Amendment.
     On July 26, 2004, the Company completed its acquisition of all of the outstanding capital stock of Dixie. Dixie is a supplier of soft goods and sporting goods equipment throughout the Mid-Atlantic United States. The Company paid the former stockholders of Dixie a total of approximately $7.0 million, which consisted of $4.0 million in cash, $0.5 million in promissory notes, up to an additional $1.0 million in the form of an earnout if the net income of Dixie exceeds certain target levels in the 17-month period ending December 31, 2005, and 148,662 shares of the Company’s common stock valued at $1.5 million, which was based on the average closing price of the Company’s common stock three days before and three days after the date of acquisition was announced. The $4.0 million cash payment includes a $100 thousand holdback that was paid in fiscal 2005. The Company’s wholly-owned subsidiary, Dixie, employs the former Dixie management team.
     The acquisition of Dixie was accounted for using the purchase method of accounting, and accordingly, the net assets and results of operations of Dixie have been included in the Company’s consolidated financial statements since the date of acquisition. Identifiable intangible assets acquired include customer relationships valued at $57,000 and contractual backlog valued at $10,500, which are being amortized on a straight-line basis over their estimated useful lives of 10 years and 9 months, respectively. The purchase price was allocated to assets acquired, which included the identifiable intangible assets, and liabilities assumed

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 and 2004
based on their respective estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill in the amount of $3,123,057. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the goodwill associated with this acquisition is not being amortized but will be tested annually for impairment.
     The Company purchased Dixie after considering the historic levels of earnings achieved by Dixie, the impact the Dixie sales force could have on future earnings of the Company by increasing the sales volume of products the Company imports and manufactures, and the increase to the combined customer base by cross selling products. The consideration given to the stockholders of Dixie was agreed upon after the Company determined the potential impact on future earnings of the integrated companies.
     On December 10, 2004, the Company completed its acquisition of all of the outstanding capital stock of OTS. OTS is a supplier of soft goods and sporting goods equipment in the State of Florida. The Company paid the former OTS stockholders a total of approximately $3.7 million, which consisted of $1.8 million in cash, $0.1 million in a promissory note, and 83,126 shares of the Company’s common stock valued at $1.2 million, which was based on the average closing price of the Company’s common stock three days before and three days after the date the acquisition was announced. The Company also paid certain liabilities of OTS at closing in the approximate amount of $0.6 million. The Company entered into a lease with McWeeney Smith Partnership (the “Partnership”) for its 12,000 square foot warehouse and distribution facility in Sanford, Florida. The former OTS stockholders are partners in the Partnership. The term of the lease runs through July 2010, and the monthly rental rate is approximately $6,400. The Company’s wholly owned subsidiary, OTS, employs the former OTS management team.
     The acquisition of OTS was accounted for using the purchase method of accounting, and accordingly, the net assets and results of operations of OTS have been included in the Company’s consolidated financial statements since the date of acquisition. Identifiable intangible assets acquired include customer relationships valued at $363,000 and contractual backlog valued at $13,500, which are being amortized on a straight-line basis over their estimated useful lives of 10 years and 9 months, respectively. The purchase price was allocated to assets acquired, which includes the identifiable intangible assets, and liabilities assumed based on their respective estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill in the amount of $3,109,434. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the goodwill associated with this acquisition is not being amortized but will be tested annually for impairment.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 and 2004
     The Company purchased OTS after considering the historic levels of earnings achieved by OTS, the impact the OTS sales force could have on future earnings of the Company by increasing the sales volume of products the Company imports and manufactures, and the increase to the combined customer base by cross selling products. The consideration given to the stockholders of OTS was agreed upon after the Company determined the potential impact on future earnings of the integrated companies.
     On May 11, 2005, the Company completed its acquisition of all of the outstanding capital stock of Salkeld. Salkeld is a supplier of soft goods and sporting goods equipment in the State of Illinois. The Company paid the former Salkeld stockholders total consideration of approximately $2.9 million, exclusive of transaction related costs, which consisted of approximately $2.5 million in cash and $230 thousand in promissory notes. The Company also paid certain liabilities of Salkeld at closing in the amount of approximately $126 thousand. In addition, the Company agreed to pay the former Salkeld stockholders up to an additional $1.1 million in the form of an earnout if Salkeld’s gross profit exceeds a certain target level during the 12-month period ending April 30, 2006. At the option of the Company, the earnout may be paid in cash or shares of the Company’s common stock, which shall be determined by dividing the actual earnout amount by the average closing price of the Company’s common stock on the American Stock Exchange for the five trading days prior to the payment of the earnout amount. The Company’s wholly owned subsidiary, Salkeld, employs the former Salkeld management team.
     The acquisition of Salkeld was accounted for using the purchase method of accounting, and accordingly, the net assets and results of operations of Salkeld have been included in the Company’s consolidated financial statements since the date of acquisition. Identifiable intangible assets acquired include customer relationships valued at $433,000 and contractual backlog valued at $41,600, which are being amortized on a straight-line basis over their estimated useful lives of 10 years and 9 months, respectively. The purchase price was allocated to assets acquired, which includes the identifiable intangible assets, and liabilities assumed based on their respective estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill in the amount of $1,747,215. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the goodwill associated with this acquisition is not being amortized but will be tested annually for impairment.
     The Company purchased Salkeld after considering the historic levels of earnings achieved by Salkeld, the impact the Salkeld sales force could have on future earnings of the Company by increasing the sales volume of products the Company imports and manufactures, and the increase to the combined customer base by cross selling products. The consideration given to the stockholders of Salkeld was agreed upon after the Company determined the potential impact on future earnings of the integrated companies.
     During fiscal 2005, the Company completed additional immaterial acquisitions for total consideration of $312 thousand in cash.
     Since the Company purchased the outstanding capital stock of Tomark, Dixie and Salkeld, none of the goodwill associated with those acquisitions will be deductible for tax purposes. For the acquisition of Kesslers and OTS, the goodwill is fully deductible for tax purposes over a 15-year period.
     The following table summarizes the estimated fair value of the assets acquired and liabilities assumed related to the acquisitions completed during the years ended June 30, 2005 and 2004:

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 and 2004

	2005	2004
Current assets	$8,949,815	$12,308,987
Property and equipment	438,291	315,706
Other assets	256,036	175,371
Intangible assets	918,600	1,210,000
Goodwill	8,023,213	15,519,367

Total assets acquired	$18,585,955	$29,529,431

Current liabilities	$5,142,888	$4,016,749
Non-current liabilities	381,468	4,698,001

Total liabilities assumed	$5,524,356	$8,714,750

     The following presents the unaudited pro forma results for the Company for the years ended June 30, 2005 and 2004, as if the acquisitions of Tomark (January 2004), Kesslers (April 2004), Dixie (July 2004), OTS (December 2004), and Salkeld (May 2005) had been consummated at the beginning of each of the periods presented. The pro forma results are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of the periods presented or the results that may occur in the future.

	2005	2004
	(unaudited pro forma)
Net sales	$116,679,993	$101,307,896

Net income	$4,110,197	$3,251,241
Net income per share of common stock:
Basic	$0.41	$0.50

Diluted	$0.40	$0.42

4. Inventories:
     Inventories at June 30, 2005 and 2004 consisted of the following:

	2005	2004
Raw materials	$515,508	$457,337
Work in progress	75,450	115,223
Finished goods	16,855,598	8,641,503

Inventories	$17,446,556	$9,214,063

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 and 2004
5. Property and Equipment:
     Property and equipment at June 30, 2005 and 2004 consisted of the following:

	Estimated
	Useful Lives
	(Years)	2005	2004
Office equipment	3 – 7	$496,588	$535,093
Furniture and fixtures	3 – 7	862,611	614,920
Warehouse and manufacturing equipment	5 – 10	551,309	452,038
Leasehold improvements	5	492,204	—
Vehicles	7	392,519	99,548

Total property and equipment		2,795,231	1,701,599
Less: accumulated depreciation		(1,294,135)	(870,394)

Property and equipment, net		$1,501,096	$831,205

     In fiscal 2005, the Company retired various assets that resulted in a reduction in accumulated depreciation in the amount of approximately $5,555.

6. Intangible Assets:
     Intangible assets at June 30, 2005 and 2004 consisted of the following:

	2005		2004
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Value	Amortization	Value	Amortization
Amortizable intangible assets

License agreements	$235,429	$172,961	$235,429	$145,938
Trademarks	343,142	152,384	330,642	130,133
Customer relationships	1,923,000	167,842
Contractual backlog	205,600	170,244	210,000	70,167
Other	306,744	152,067	—	—

Total amortizable intangible assets	$3,013,915	$815,498	$776,071	$346,238

Intangible assets not subject to amortization

Goodwill	$24,192,455	$—	$17,308,487	$—

     Amortization expense related to intangible assets totaled $469,260 and $119,233 during the years ended June 30, 2005 and 2004, respectively. The aggregate estimated amortization expense for intangible assets for each of the years ending June 30 is as follows:

Year Ending June 30,
2006	$259,378
2007	244,096
2008	244,096
2009	244,096
2010	244,096
Thereafter	962,655

Total	$2,198,417

     During the fourth quarter of fiscal 2005, the Company reallocated a portion of the value previously allocated to goodwill to identifiable intangible assets. As a result, the Company recognized additional amortization expense in the amount of approximately $267 thousand to properly reflect the amortization expense from the respective dates of acquisition.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 and 2004
7. Long-Term Debt and Line of Credit:
     On November 26, 2004, the Company announced the completion of its sale of $40.0 million principal amount of 5.75% Convertible Senior Subordinated Notes due in 2009 (the “Notes”). The Notes were sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). On December 3, 2004, the Company announced the completion of its sale of an additional $10.0 million principal amount of Notes pursuant to the exercise by the initial purchaser of the option granted to it in connection with the initial offering of the Notes. The issuance of the Notes resulted in aggregate proceeds of $46.6 million to the Company, net of issuance costs.
     The Notes are governed by the Indenture dated as of November 26, 2004, between the Company and The Bank of New York Trust Company N.A., as trustee (the “Indenture”). The Indenture provides, among other things, that the Notes will bear interest of 5.75% per year, payable semi-annually and will be convertible at the option of the holder of the Notes into the Company’s common stock at a conversion rate of 68.2594 shares per $1,000 principal amount of Notes, subject to certain adjustments. This is equivalent to a conversion price of approximately $14.65 per share. On or after December 31, 2005, the Company may redeem the Notes, in whole or in part, at the redemption price, which is 100% of the principal amount, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the redemption date only if the closing price of the Company’s common stock exceeds 150% of the conversion price for at least 20 trading days in any consecutive 30-day trading period. If the Company calls the Notes for redemption on or before December 10, 2007, the Company will be required to make an additional payment in cash in an amount equal to $172.50 per $1,000 principal amount of the Notes, less the amount of any interest actually paid on the Notes before the redemption date. In addition, upon the occurrence of a change in control of the Company, holders may require the Company to purchase all or a portion of the Notes in cash at a price equal to 100% of the principal amount of Notes to be repurchased, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the repurchase date, plus the make whole premium, if applicable.
     In connection with the completion of the sale of the Notes, on November 26, 2004, the Company entered into a registration rights agreement with Thomas Weisel (the “Registration Rights Agreement”). Under the terms of the Registration Rights Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission (“SEC”) for the registration of the Notes and the shares issuable upon conversion of the Notes. On January 24, 2005, the Company filed a Registration Statement on Form S-3 with the SEC for the registration of the Notes and the shares issuable upon conversion of the Notes (the “Registration Statement”). On April 5, 2005, the Company filed its Amendment No. 1 to the Registration Statement and on June 27, 2005, filed Amendment No. 2 to the Registration Statement. The Company received an additional comment letter from the SEC on July 14, 2005, and is in the process of preparing Amendment No. 3 to the Registration Statement. The Registration Statement has not been declared effective under the Securities Act. Because the Registration Statement was not declared effective by May 26, 2005, the annual interest rate payable under the Notes will increase from 5.75% to 6.0% and will remain at 6.0% until the Registration Statement has been declared effective.
     In connection with the offer and sale of the Notes, on November 18, 2004, the Company entered into a consent agreement with Merrill Lynch Business Financial Service Inc. (“MLBFS”) with respect to the Company’s $12.0 million revolving credit facility (the “Credit Facility”) with MLBFS (the “Consent Agreement”), providing for, among other things, MLBFS’s consent to the issuance of the Notes. On November 23, 2004, the Company entered into a letter agreement with MLBFS providing for, among other things, a change of the maturity date of the credit facility from December 31, 2005, to September 30, 2005.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 and 2004
     In addition, on November 26, 2004, the Company entered into a letter agreement with MLBFS providing for, among other things, an amendment to the Company’s ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) requirement to take into account the issuance of the Notes. The Company’s ratio of outstanding debt to MLBFS to the Company’s EBITDA on a trailing 12-month basis may not exceed 2.0 to 1.0.
     The Company’s principal external source of liquidity is the Credit Facility with MLBFS, which is collateralized by all of the assets of the Company. Total availability under the Credit Facility is determined by a borrowing formula based on eligible trade receivables and inventories that provides for borrowings against up to 80% of its eligible trade receivables and 50% of its eligible inventories, but not to exceed $12.0 million. Borrowings under the Credit Facility bear interest at the rate of 2.25% plus the one-month LIBOR rate (5.59% at June 30, 2005). As of June 30, 2005, there was no balance outstanding under the Credit Facility, leaving the Company with approximately $12.0 million of availability under the terms of the borrowing base formula of the Credit Facility. The Credit Facility contains customary covenants, and the Company must maintain certain financial ratios pertaining to its fixed charges and total debt to (a) total net worth and (b) EBITDA.
     On May 12, 2005, and without any declaration or notice of default by MLBFS, MLBFS agreed to waive the Company’s compliance with its fixed charge coverage ratio for the trailing 12-months ended March 31, 2005, and amend the ratio pursuant to the terms of a letter agreement (the “May 12 Letter Agreement”).
     Prior to the May 12 Letter Agreement, the Credit Facility provided that the Company’s ratio of (a) EBITDA and other non-cash charges, less any internally financed capital expenditures, on a trailing 12-month basis, to (b) the sum of (i) dividends and other distributions paid or payable to shareholders of the Company, taxes, and interest expense, on a trailing 12-month basis, plus (ii) the aggregate amount of principal scheduled to be paid or accrued by the Company on all outstanding indebtedness over the succeeding 12-month period (the “Fixed Charge Coverage Ratio”) must exceed 1.50 to 1 on a trailing 12-month basis. Under the terms of the May 12 Letter Agreement, the Company’s Fixed Charge Coverage Ratio on a trailing 12-month basis must now exceed 1.30 to 1. As of June 30, 2005, the Company’s Fixed Charge Coverage Ratio was 1.20 to 1.
     On September 15, 2005, and without any declaration or notice of default by MLBFS, MLBFS agreed to waive the Company’s compliance with its fixed charge coverage ratio for the trailing 12-months ended June 30, 2005 pursuant to the terms of a letter agreement (the “September 15 Letter Agreement”). Under the terms of the September 15 Letter Agreement, MLBFS waived the Company’s noncompliance with its Fixed Charge Coverage Ratio at June 30, 2005.
     On September 19, 2005, the Company entered into an Amendment to Loan Documents and Consent Agreement (the “Amendment and Consent”) with MLBFS, pursuant to which the total availability under the Credit Facility was increased from $12 million to $20 million, subject to the terms of the borrowing formula based on eligible trade receivables and inventories and the term of the Credit Facility was extended from September 30, 2005 to September 30, 2006. In addition, the interest rate was decreased from 2.25% plus the one-month LIBOR rate to 1.75% plus the one-month LIBOR rate and the Company’s Fixed Change Coverage Ratio on a trailing 12-month basis was set at 1.20 to 1. The Amendment and Consent includes an unused line fee of .375% per annum and prohibits the prepayment of any subordinated debt. Finally, the Amendment and Consent includes MLBFS’s consent to the terms of the Agreement and Plan of Merger with Sport Supply Group so long as the merger is consummated by January 31, 2006.
     On January 9, 2004, the Company issued promissory notes to the two former stockholders of Tomark in the aggregate amount of $250,000. Payments of principal and interest are paid monthly and interest accrues at the rate of 3% per annum on the unpaid principal amount of the notes. The notes mature on December 31, 2005. Principal payments made in the fiscal year ended June 30, 2005 were $124,800, and the remaining principal payments are due in the fiscal year ending June 30, 2006.
     On July 26, 2004, the Company issued promissory notes to the former stockholders of Dixie in the aggregate amount of $500,000. Payments of principal are paid monthly and interest accrues at the rate of 4% per annum on any past due principal amount of the notes. The notes mature on July 31, 2009. Principal payments made in the fiscal year ended June 30, 2005 were $91,667 and the remaining principal payments are due through the fiscal year ending June 30, 2010.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 and 2004
     On December 10, 2004, the Company issued promissory notes to the former stockholders of OTS in the aggregate amount of $100,000. Payments of principal are paid monthly and interest accrues at the rate of 4% per annum on any past due principal amount of the notes. The notes mature on December 31, 2005. Principal payments made in the fiscal year ended June 30, 2005 were $58,333, and the remaining principal payments are due in the fiscal year ending June 30, 2006.
     On May 11, 2005, the Company issued promissory notes to the former stockholders of Salkeld in the aggregate amount of $230,000. Payments of principal are paid monthly and interest accrues at the rate of 4% per annum on any past due principal amount of the notes. The notes mature on April 30, 2007. Principal payments made in the fiscal year ended June 30, 2005 were $19,165, and the remaining principal payments are due through the fiscal year ending June 30, 2007.
     Future payments on long-term debt are as follows:

Year Ending June 30,
2006	$329,867
2007	196,210
2008	100,000
2009	100,000
2010	50,051,943
Thereafter	—

Total future payments	$50,778,020

8. Income Taxes:
     The temporary differences that give rise to the deferred tax assets or liabilities at June 30, 2005 and 2004 are as follows:

	2005	2004
Deferred tax assets attributed to:
Accounts receivable	$452,977	$77,439
Inventories	245,415	36,011
Net operating loss carry-forwards	105,696	147,664
Compensation accruals	49,303	29,464
Intangible assets	—	7,039
Accrued expenses	42,313	—
Other	8,389	8,256

Total deferred tax assets	904,093	305,873
Deferred tax liabilities attributed to:
Property and equipment	(221,763)	(55,647)
Intangible assets	(720,650)	—

Total deferred tax liabilities	(942,413)	(55,647)

Net deferred taxes	$(38,320)	$250,226

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 and 2004
     Deferred tax assets and liabilities at June 30, 2005 and 2004 are as follows:

	2005	2004
Current deferred tax asset	$741,209	$149,414
Non-current deferred tax asset	—	100,812
Non-current deferred tax liability	(779,529)	—

Balance at end of period	$(38,320)	$250,226

     The provision for income taxes for the years ended June 30, 2005 and 2004 consists of the following:

	2005	2004
Federal
Current	$1,999,429	$1,213,918
Deferred	(18,750)	(143,019)
State
Current	468,648	264,603
Deferred	(38,933)	(27,135)

Total provision for income taxes	$2,410,394	$1,308,367

     Following is a reconciliation of income taxes at the federal statutory rate to income tax provision for the years ended June 30, 2005 and 2004:

	2005	2004
Tax expense at the federal statutory rate	$2,101,369	$1,085,300
State income taxes, net of federal benefit	283,612	210,848
Other	25,413	12,219

Income tax provision	$2,410,394	$1,308,367

     At June 30, 2005, the Company had net operating loss carry-forwards, which related to pre-1998 operations of the former Drug Screening Systems, Inc. (“DSSI”), the predecessor to the Company. Because of the ownership change rules of the Internal Revenue Code (the “Code”), the Company’s ability to use the DSSI net operating loss carryforwards is limited to approximately $78 thousand annually, in accordance with the provisions of the Code, and expire in 2011.
     During the fourth quarter of fiscal 2005, the Company recorded an adjustment to income tax expense in the amount of approximately $148  thousand to adjust the year-to-date provision for taxes to the Company's annual effective tax rate of 39%.
9. Related Party Transactions:
     During the years ended June 30, 2005 and 2004, the Company paid approximately $136,800 and $34,200, respectively, in rent for the Kesslers facility located in Richmond, Indiana. This location is owned by RPD Services, Inc., an Indiana corporation f/k/a Kesslers Sport Shop, Inc., from which the Company acquired substantially all of its operating assets in April 2004. Bob Dickman, Phil Dickman and Dan Dickman, all of whom are employed by the Company’s wholly-owned subsidiary, Kesslers, own RPD Services, Inc. The lease term for the facility expires in March 2009.
     During the year ended June 30, 2005, the Company paid approximately $43,330 in rent for the OTS facility located in Sanford, Florida. This location is owned by McWeeney Smith Partnership, a Florida general partnership, and is controlled by the former stockholders of OTS, from which the Company acquired all of the outstanding capital stock in December 2004. The former OTS stockholders are employed by the Company’s wholly-owned subsidiary, OTS. The lease term for the facility expires in June 2010.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 and 2004
10. Stock Options and Warrants:
     On December 11, 1998, the Company’s stockholders approved a stock option plan, (the “1998 Collegiate Pacific Inc. Stock Option Plan”). This plan authorized the Company’s Board of Directors to grant employees, directors and consultants of the Company up to an aggregate of 400,000 shares of the Company’s common stock, $0.01 par value per share. The options vest in full upon the employee’s one-year anniversary date of employment with the Company or the award date if the employee has been employed for at least one year on the grant date. The number of shares available under the 1998 Collegiate Pacific Inc. Stock Option Plan was increased to 1,000,000 upon approval by the Company’s stockholders on March 20, 2001, and increased to 1,500,000 upon approval by the Company’s stockholders on January 15, 2004. The remaining outstanding options expire at various dates through June 2015.
     A summary of the Company’s stock option activity for the fiscal years ended June 30, 2005 and 2004 is as follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding at July 1, 2003	772,900	$5.25
Granted	300,000	9.31
Exercised	(213,800)	4.49
Forfeited or cancelled	(1,000)	6.08

Outstanding at June 30, 2004	858,100	6.85

Granted	406,300	11.54
Exercised	(89,850)	5.65
Forfeited or cancelled	(4,000)	9.29

Outstanding at June 30, 2005	1,170,550	$8.56

Exercisable at June 30, 2004	683,100	$6.21

Exercisable at June 30, 2005	992,550	$8.44

     The Company utilized the following assumptions in calculating the estimated fair value of each stock option grant on the date of grant using the Black-Scholes option-pricing model:

	2005	2004
Expected volatility	34 – 35%	33%
Risk-free interest rate	3.41 – 3.99%	3.58%
Dividend yield	0.90 – 1.10%	1.5%
Expected lives	5 years	5 years
     The weighted average fair value of options granted in the fiscal year ended June 30, 2005 and 2004 was $3.73 and $2.84 per share, respectively.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 and 2004
     The following table summarizes additional information about stock options at June 30, 2005:

	Outstanding			Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
		Life	Exercise		Exercise
Exercise price	Shares	(In Years)	Price	Shares	Price
$ 3.89 — $4.81	122,500	5.9	$3.91	122,500	$3.91
$ 4.90 — $6.13	323,750	5.6	$5.85	323,750	$5.85
$ 9.38	31,500	3.5	$9.38	31,500	$9.38
$ 8.73 — $9.73	482,800	9.0	$9.29	304,800	$9.33
$10.70 — $14.34	210,000	9.5	$13.67	210,000	$13.67

	1,170,550			992,550

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
11. Leases:
     The Company leases office and warehouse facilities under the terms of operating leases, which expire at various dates through 2010. Rent expense was approximately $1,513,075 for the fiscal year ended June 30, 2005, and $581,277 for the fiscal year ended June 30, 2004.
     Future minimum lease commitments on all operating leases with terms in excess of one year are as follows:

Year Ending June 30,
2006	$1,347,181
2007	1,209,294
2008	838,482
2009	471,792
2010	157,627
Thereafter	—

Total minimum future lease payments	$4,024,376

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 and 2004
12. Income Per Share:
     Summarized basic and diluted income per common share for the years ended June 30, 2005 and 2004 are as follows:

	2005			2004
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic income per share	$3,778,604	10,031,314	$0.38	$1,883,692	6,324,950	$0.30
Effect of dilutive options and warrants	—	247,871	(0.01)	—	1,246,960	(0.05)

Diluted income per share	$3,778,604	10,279,185	$0.37	$1,883,692	7,571,910	$0.25

     For the fiscal years ended June 30, 2005 and 2004, stock options, warrants and common stock underlying the convertible senior subordinated notes covering 2,710,702 and 866,780 shares, respectively, were excluded in the computations of diluted income per share because their effect was antidilutive.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 and 2004
13. Subsequent Events:
     On July 1, 2005, the Company completed the acquisition of 53.2% of the outstanding capital stock of Sports Supply Group (“SSG”) from Emerson Radio Corp and Emerson Radio (Hong Kong) Limited for $32 million in cash. SSG is a direct marketer and B2B e-commerce supplier of sporting goods and physical education equipment to the institutional and youth sports market. Further, on September 8, 2005, the Company announced it entered into an Agreement and Plan of Merger pursuant to which the Company will acquire the remaining 46.8% of the outstanding capital stock of SSG that it does not already own. Under the terms of the merger agreement, SSG will be merged with and into the Company, with the Company as the surviving corporation. Each SSG stockholder will receive 0.56 shares of the Company’s common stock for each share of SSG common stock. It is estimated that upon the completion of the merger, the Company will have approximately 12,779,450 shares of common stock outstanding, and the shares issued in the merger will represent approximately 20% of the Company’s outstanding common stock. SSG’s shares were valued at $6.74 per share, which is the same per share price the Company paid in cash for its purchase of 53.2% of the outstanding capital stock of SSG on July 1, 2005. The results of operations of SSG have not been included in the Company’s consolidated financial statements for the fiscal year ended June 30, 2005.
     The merger requires the approval of the Company’s stockholders and the stockholders of SSG. The Company, which controls 53.2% of SSG’s voting power, has executed a written consent approving the merger. The merger is also conditioned, among other things, on the approval by the American Stock Exchange for the listing of the shares to be issued in connection with the merger.
     In August 2005, The Company completed the acquisition of substantially all of the operating assets of Team Print from Albert Messier for approximately $1.0 million in cash and the issuance of 53,248 shares of the Company’s common stock to Mr. Messier, which were valued at approximately $550 thousand. Team Print is an embroiderer and screen printer of sports apparel and accessories. The Company’s wholly-owned subsidiary, Salkeld & Sons, Inc., employs Mr. Messier. The results of operations of Team Print have not been included in the Company’s consolidated financial statements for the fiscal year ended June 30, 2005.

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
          (b) Changes in Internal Controls Over Financial Reporting. During the period covered by this Annual Report, there was no change to the Company’s internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting
ITEM 8B. OTHER INFORMATION.
None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
Michael J. Blumenfeld
Age: 59
Director since February 1998
No Board Committees
Mr. Blumenfeld has served as the Company’s Chairman of the Board and Chief Executive Officer since February 1998. Mr. Blumenfeld served as President of the Company from February 1998 to January 2000. From July 1997 until February 1998, Mr. Blumenfeld served as President and Chief Executive Officer of Collegiate Pacific, Inc., a Texas corporation, that sold all of its assets to the Company in February 1998. From 1992 until November 1996, Mr. Blumenfeld served as Chairman of the Board and Chief Executive Officer of Sport Supply Group, Inc., a company engaged in the direct mail marketing of sports related equipment. Mr. Blumenfeld is Adam Blumenfeld’s father.
Adam Blumenfeld
Age: 35
Director since January 2000
No Board Committees
Mr. Blumenfeld is the Company’s President and has served in that capacity since joining the Company in January 2000. From January 1998 through December 1999, Mr. Blumenfeld was Vice President of Sales and Marketing of Sport Supply Group, Inc., a company engaged in the direct mail marketing of sports related equipment. Mr. Blumenfeld’s other positions with Sport Supply Group included Vice President of Youth Sales from January 1995 to January 1998, and Director of Youth Sales from August 1993 to December 1994. Mr. Blumenfeld is Michael Blumenfeld’s son.
Jeff Davidowitz
Age: 49
Director since June 1998
Board Committees: Audit, Nominating and Stock Option
Mr. Davidowitz is the President of Penn Footwear, a private investment company and has served in that capacity since 1991.
William H. Watkins, Jr.
Age: 63
Director since February 1998
Board Committees: Audit,
Nominating and Stock Option
Mr. Watkins is a partner in the public accounting firm of Watkins Uiberall, PLLC, CPAs and has served in that capacity since 1971. Since 1994, Mr. Watkins has also served as a member of the University of Tennessee Board of Regents and as the Chairman of the Board of Regent’s Audit Committee. Form July 2001 to June 2005, he served as Chairman of the Board of Regent’s Finance and Administration Committee and Chairman of Finance and Administration from July 2001 to June 2005. From July 2003 to June 2005, he has also served as the Chairman of the Board of BKR International’s Americas region.

Robert W. Hampton
Age: 58
Director since March 2001
Board Committees: Audit, Nominating and Stock Option
Mr. Hampton is Chief Executive Officer of Jones MediaAmerica, Inc., President of Jones Radio Networks, Inc., and Group Vice-President of Jones International, Ltd. Since 1985, Mr. Hampton has held various executive positions at Jones International, Ltd., a holding company whose subsidiaries have conducted business in several areas including cable television, radio, advertising sales representation, education and software development. Prior to joining Jones International, Ltd., Mr. Hampton held various management positions at Xerox Corporation.
Information Concerning Executive Officers
Background information about the Company’s executive officers who are not directors is set forth below:
Arthur J. Coerver
Age: 62
Mr. Coerver is the Company’s Chief Operating Officer and has served in that capacity since joining the Company in February 1998. From 1991 through 1997, Mr. Coerver was Vice President of Sales and Marketing of Sport Supply Group, Inc., a company engaged in the direct mail marketing of sports related equipment.
Harvey Rothenberg
Age: 63
Mr. Rothenberg has served as the Company’s Vice President of Marketing and served in that capacity since February 1998. From 1977 to 1998, Mr. Rothenberg served as Vice President of Sales for Sports Supply Group, Inc., a company engaged in the direct mail marketing of sports related equipment.
William R. Estill
Age 56
Mr. Estill has served as the Company’s Chief Financial Officer, Treasurer and Secretary since July 1999. From December 1997 to February 1999, Mr. Estill served as Vice President of Finance for FWT, Inc., a manufacturer of telecommunications structures.
Tevis Martin
Age 49
Mr. Martin is the Company’s Executive Vice President, U.S. Operations and has served in that capacity since July 1, 2005. From December 2004 to June 2005, Mr. Martin served as the Company’s Director, U.S. Operations. From 2000 to 2004, Mr. Martin served as a Senior Vice President of Telogy, Inc.
Chadd H. Edlein
Age 34
Mr. Edlein has served as the Company’s Vice President Corporate Development since July 1997.
Board Committees
     The Board maintains four standing committees: Audit, Nominating, Stock Option and Compensation.
     Audit Committee. The Audit Committee of the Board of Directors currently consists of, and for the full fiscal year 2005 consisted of, Messrs. Davidowitz, Hampton and Watkins, each of whom satisfies the independence requirements under the current standards imposed by the rules of the SEC and the listing standards of the American Stock Exchange. The Board had previously determined that Mr. Watkins is an “audit committee financial expert,” as such term is defined in Item 401(e)(ii) of Regulation S-B promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and is independent, as defined in Section 121(A) of the listing standards of the American Stock Exchange.
     The Audit Committee functions pursuant to a written charter adopted by the Board of Directors, pursuant to which it has been granted the responsibilities and authority necessary to comply with Rule 10A-3 of the Exchange Act. You can also find a copy of the Audit Committee’s charter on the Company’s website, http://www.cpacsports.com. The Audit Committee is appointed by the Board to assist the Board with a variety of matters described in the charter, which include monitoring (1) the integrity of the financial statements of the Company, (2) the independent auditor’s qualifications and independence, (3) the performance of the Company’s independent auditors, and (4) the compliance by the Company with legal and regulatory requirements. Mr. Watkins is the Chairman of the Audit Committee. The Audit Committee met five times during fiscal 2005.
     Nominating Committee. The Nominating Committee of the Board of Directors currently consists of, and for the full fiscal year 2005 consisted of, Messrs. Davidowitz, Hampton and Watkins, each of whom satisfies the independence requirements under the current standards imposed by the rules of the SEC and the listing standards of the American Stock Exchange. The primary responsibilities of the Nominating Committee are to (a) determine the slate of director nominees for election to the Company’s Board of Directors and (b) identify and recommend candidates to fill vacancies occurring between annual stockholder meetings. The specific responsibilities and functions of the Nominating Committee are delineated in the Nominating Committee Charter. You can find a copy of the Nominating Committee’s charter on the Company’s website, http://www.cpacsports.com.
     The Nominating Committee does not have specific requirements for eligibility to serve as a director of the Company. However, in evaluating candidates, regardless of how recommended, the Nominating Committee considers whether the professional and personal ethics and values of the candidate are consistent with those of the Company, whether the candidate’s experiences and expertise would be beneficial to the Board in rendering his or her service to the Company, whether the candidate is willing and able to devote the necessary time and energy to the work of the Board and whether the candidate is prepared and qualified to represent the best interests of the Company’s stockholders.
     The Nominating Committee does not have a formal policy regarding the consideration of director nominees recommended by stockholders, as historically the Company has not received such recommendations. However, the Nominating Committee would consider such recommendations if made in the future. Stockholders who wish to make such a recommendation should send the recommendation to Collegiate Pacific Inc., 13950 Senlac Drive, Suite 100, Dallas, Texas 75234, Attention: Corporate Secretary. The envelope must contain a clear notation that the enclosed letter is a “Director Nominee Recommendation.” The letter must identify the author as a stockholder, provide a brief summary of the candidate’s qualifications and history and must be accompanied by evidence of the sender’s stock ownership. Any director recommendations will be reviewed by the Corporate Secretary and, if deemed appropriate, forwarded to the Chairman of the Nominating Committee for further review. If the Nominating Committee believes that the candidate fits the profile of a director described above, the recommendation will be shared with the entire Board.
     Stock Option Committee. The primary responsibility of the Stock Option Committee is to administer the 1998 Collegiate Pacific Inc. Stock Option Plan. Messrs. Davidowitz, Hampton and Watkins are the members of the Stock Option Committee.
     Compensation Committee. The Compensation Committee is responsible for determining compensation arrangements for all officers, administering our compensation plans, and making recommendations to the Board concerning compensation for our directors. Messrs. Davidowitz, Hampton and Watkins are the members of the Compensation Committee and all are independent as defined in the listing standards of the American Stock Exchange.
Meetings and Attendance
     During fiscal 2005, the full Board held nine meetings, the Audit Committee met five times, the Stock Option Committee met seven times, the Nominating Committee met one time and the Compensation Committees met two times. All directors attended at least 75% of the meetings of the full Board and the meetings of the committees on which they served. Directors are not required to attend annual meetings of the Company’s stockholders. Five members of the Board of Directors attended the Company’s fiscal 2005 annual meeting of stockholders.
Communications with the Board
     Stockholders who wish to communicate with the Board of Directors or a particular director may send such communication to Collegiate Pacific Inc., 13950 Senlac Drive, Suite 100, Dallas, Texas 75234, Attention: Corporate Secretary. The mailing envelope must contain a clear notation indicating that the enclosed letter is a “Stockholder-Board Communication” or “Stockholder-Director Communication.” Any such letter must identify the author as a stockholder and must clearly state whether the intended recipients are all members of the Board or just certain specified individual directors. The Secretary will then review such correspondence and forward it to the Board, or to the specified director, if appropriate.

Code of Ethics
     The Board of Directors adopted a Code of Ethics on September 22, 2003, that applies to all of the Company’s officers, directors and employees. You can find a copy of the Company’s Code of Ethics on the Company’s website, http://www.cpacsports.com.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of common stock and other equity securities of the Company with the SEC. Officers, directors and greater than 10% beneficial owners are required by SEC rules to furnish the Company with copies of all such forms they file. Based solely on a review of the copies of such forms furnished to the Company, and/or written representations that no additional forms were required, the Company believes that its officers, directors and greater than 10% beneficial owners complied with these filing requirements in fiscal 2005.
Director Compensation
     During fiscal 2005, each director of Collegiate Pacific who is not an employee of Collegiate Pacific or any of its subsidiaries received an annual retainer of $7,500. In addition, non-employee directors of Collegiate Pacific or any of its subsidiaries received a grant of 5,000 options at an exercise price equal to the prevailing market price of the Company’s common stock on the date granted, which is usually shortly after the end of each fiscal year of the Company. Collegiate Pacific reimburses directors for the reasonable expenses associated with attending Board and Board committee meetings.
ITEM 10. EXECUTIVE COMPENSATION.
General
     This section sets forth certain information pertaining to compensation of the Chief Executive Officer and the Company’s four most highly compensated executive officers during the fiscal year ended June 30, 2005 other than the Chief Executive Officer and one highly compensated executive officer that would have been included as one of the four most highly compensated executive officers during fiscal 2005 had that person been serving as an executive officer of the Company as of June 30, 2005 (the “Named Executive Officers”).
     The following table presents information concerning total compensation earned by the Named Executive Officers for services rendered to Collegiate Pacific during each of the last three fiscal years. The information presented below represents all compensation earned by the Named Executive Officers for all services performed for Collegiate Pacific.

Summary Compensation Table

					Long-Term
		Annual Compensation			Compensation
	Fiscal				Stock Options
Name and Principal Positions	Year	Salary ($)		Bonus($)	(#)
Michael J. Blumenfeld	2005	205,425		—	—
Chairman of the Board and	2004	172,000		5,590	—
Chief Executive Officer	2003	172,000		—	25,000

Adam Blumenfeld	2005	205,113		—	—
President	2004	162,000		5,265	20,000
	2003	162,000		—	50,000

Harvey Rothenberg	2005	127,305		7,500	—
Vice President, Marketing	2004	125,000		3,998	8,000
	2003	125,000		—	25,000

Arthur J. Coerver	2005	140,760		7,500	—
Chief Operating Officer	2004	136,000		4,420	8,000
	2003	136,000		—	25,000

William Estill	2005	186,083		—	—
Chief Financial Officer and	2004	160,000		5,125	10,000
Secretary	2003	160,500		—	40,000

Tevis Martin	2005	87,500	*	—	125,000
Executive Vice President, U.S.	2004	—		—	—
Operations	2003	—		—	—

*	-	Mr. Martin became the Executive Vice President, U.S. Operations of the Company on July 1, 2005.

Stock Options
     The table below presents information concerning the stock option awards that were made to the Named Executive Officers during fiscal 2005.
Option Grants in Fiscal 2005

Percentage of Total
	Number of Shares	Options Granted to
	Underlying	Employees in	Exercise Price
Name	Options Granted	Fiscal Year	Per Share	Expiration Date

Michael J. Blumenfeld	—	—	—	—

Adam Blumenfeld	—	—	—	—

Harvey Rothenberg	—	—	—	—

Arthur J. Coerver	—	—	—	—

William Estill	—	—	—	—

Tevis Martin	100,000	24.1%	14.34	12/01/14
	25,000	6.0%	13.30	12/08/14

     The table below presents information concerning the exercise of stock options by the Named Executive Officers during fiscal 2005, and the fiscal year-end value of all unexercised options held by the Named Executive Officers.
Aggregated Option Exercises in Fiscal 2005 and Fiscal Year-End Option Values

			Number of Shares			Value of Unexercised
	Acquired	Value	Underlying Unexercised			In-the Money Options
	On	Realized	Options at Fiscal Year-End (#)			At Fiscal Year-End($)(b)
Name	Exercise (#)	($)(a)	Exercisable		Unexercisable	Exercisable	Unexercisable

Michael J. Blumenfeld	—	$—	130,000		0	$679,000	$0

Adam Blumenfeld	—	—	115,000		0	501,050	0

Harvey Rothenberg	20,000	98,078	48,000	[c]	0	193,670	0

Arthur J. Coerver	—	—	43,000		0	137,045	0

William Estill	—	—	50,000		0	176,300	0

Tevis Martin	—	—	125,000		0	0	0

a	-	Represents the difference between the exercise price of the options and the closing price of the common stock on the date of exercise.

b	-	Represents the difference between $10.30, the closing price of the common stock on June 30, 2005, and the exercise price of the options.

c	-	Includes 6,000 shares issuable upon exercise of employee stock options held by Mr. Rothenberg’s spouse.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
STOCKHOLDER MATTERS.
     The following table presents, as of September 12, 2005, information relating to the beneficial ownership of Collegiate Pacific common stock by (1) each person known to Collegiate Pacific to own beneficially more than 5% of the outstanding shares of Collegiate Pacific common stock, (2) each director of Collegiate Pacific, (3) each Named Executive Officer and (4) all executive officers and directors of Collegiate Pacific as a group.
     Unless otherwise indicated, beneficial owners listed here may be contacted at Collegiate Pacific’s corporate headquarters at 13950 Senlac Drive, Suite 100, Dallas, Texas 75234. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be the beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which that person has no economic interest. For each listed person, the number of shares of common stock and percent of class listed includes shares of common stock that may be acquired by such person upon the exercise of stock options that are or will be exercisable within 60 days of September 12, 2005.

					Total as a
					Percentage of
			Options		Shares
	Number of		Exercisable	Total	Outstanding
	Shares		Within 60	Beneficial	(if 1% or
Beneficial Owner	Owned		Days	Ownership	more)[a]
Ashford Capital Management, Inc. P.O. Box 4172 Wilmington, Delaware 19807	869,800	[b]	—	869,800	8.5%

Highbridge Strategic Opportunities LP The Cayman Corporate Centre, 4th Floor 27 Hospital Road Georgetown, Grand Cayman Cayman Islands, British West Indies	736,600	[c]	—	736,600	7.2%

Trafelet & Company, LLC 900 Third Avenue, 5th Floor New York, NY 10022	650,000	[d]	—	650,000	6.4%

Morgan Stanley 1585 Broadway New York, NY 10036	631,174	[e]	—	631,174	6.2%

Michael J. Blumenfeld	1,540,086		130,000	1,670,086	16.2%
Adam Blumenfeld	242,100		115,000	357,100	3.5%
Jeff Davidowitz	140,302	[f]	18,500	158,802	1.6%
Tevis Martin	1,000		125,000	126,000	1.2%
Arthur J. Coerver	72,790	[g]	43,000	115,790	1.1%
William H. Watkins, Jr.	43,603	[h]	18,500	62,103	*
Harvey Rothenberg	17,117	[i]	48,000 [i]	63,117	*
Robert W. Hampton	—		15,000	15,000	*
William R. Estill	2,458		50,000	52,458	*
Chadd Edlein	14,000		41,500	55,500	*

Directors and executive officers as a group (10 persons)	2,073,456		602,500	2,675,956	24.8%

*	-	The percentage of shares beneficially owned does not exceed 1%.

a	-	Based on the number of shares outstanding (10,179,447) at the close of business on September 12, 2005.

b	-	Based on information filed on a Schedule 13G/A with the SEC on February 24, 2005.

c	-	Based on information filed on a Schedule 13G with the SEC on July 15, 2005.

d	-	Based on information filed on a Schedule 13G with the SEC on January 13, 2005.

e	-	Based on information filed on a Schedule 13G with the SEC on February 15, 2005.

f	-	Includes (i) 34,751 shares held by Penn Footwear Retirement Trust of which Mr. Davidowitz is a trustee, (ii) 67,551 shares held by JIBS Equities LP of which Mr. Davidowitz is a general partner, (iii) 9,000 shares held by Penn Footwear, Inc. of which Mr. Davidowitz is President and a stockholder, (iv) 4,000 shares held by Oldfield Company of which Mr. Davidowitz is President and a stockholder, (v) 10,000 shares held by DVD Partners LP of which Mr. Davidowitz is a general partner, and (vi) 10,000 shares held by 3D Partners LP of which Mr. Davidowitz is general partner.

g	-	Includes (i) 6,700 shares held in trust for the benefit of Mr. Coerver and (ii) 1,212 shares held by Mr. Coerver’s spouse.

h	-	Includes 30,303 shares held in trust for the benefit of Mr. Watkins.

i	-	Includes (i) 1,687 shares held in trust for the benefit of Mr. Rothenberg’s minor child, (ii) 3,430 shares held in trust for the benefit of Mr. Rothenberg and (iii) 4,000 shares issuable upon exercise of employee stock options held by Mr. Rothenberg’s spouse.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
Relationships with Officers and Directors
     On October 7, 2003, Michael J. Blumenfeld, the Company’s Chief Executive Officer, sold on a firm commitment basis directly to Roth Capital Partners, LLC, 1,000,000 warrants at a per warrant price of $1.95. Under the terms of the offering, Roth Capital immediately exercised the warrants and the Company issued 1,000,000 shares of its common stock directly to Roth Capital. Roth Capital sold these shares to institutional investors at a price of $6.95 per share. Collegiate Pacific received $5,000,000, before commissions and expenses, from the exercise of the warrants. The Company paid a commission to Roth Capital of $450,000 in connection with the sale of the warrants in the offering and the issuance to Roth Capital of the shares of common stock upon Roth Capital’s exercise of the warrants.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.
(a) The documents set forth below, numbered in accordance with Item 601 of Regulation S-B, are filed herewith or incorporated herein by reference to the location indicated.

Exhibit
Number	Description	Location
2.1	Agreement and Plan of Merger, dated as of December 30, 2003, by and among Tomark, Inc., Collegiate Pacific Inc., BOO Merger Corp., Thomas C. White and Mark S. Harpin.	Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 23, 2004.

2.2	Asset Purchase Agreement, dated as of February 9, 2004, by and among Kesslers Team Sports, Inc., Collegiate Pacific Inc., BOO Acquisition Corp., Bob Dickman, Dan Dickman, Phil Dickman and Floyd Dickman.	Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 8, 2004.

2.3	Stock Purchase Agreement, dated as of July 23, 2004, by and among Collegiate Pacific Inc., Kenneth L. Caravati and C. Michael Caravati.	Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 10, 2004.

2.4	Stock Purchase Agreement, dated as of December 10, 2004, by and among Collegiate Pacific Inc., Barbara L. Smith, Carmine McWeeney and Michael McWeeney.	Exhibit 99.1 to the Registrant’s current Report on Form 8-K filed on December 13, 2004.

2.5	Stock Purchase Agreement, dated as of May 11, 2005, by and among Collegiate Pacific Inc., Albert A. Messier and Daniel F. Salkeld.	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2005.

2.6	Stock Purchase Agreement, dated as of July 1, 2005, by and among Collegiate Pacific Inc., Emerson Radio Corp. and Emerson Radio (Hong Kong) Limited.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 8, 2005.

2.7	Asset Purchase Agreement, dated as of August 3, 2005, by and among Collegiate Pacific Inc., Salkeld & Sons, Inc. and Albert A. Messier.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 5, 2005.

2.8	Agreement and Plan of Merger, dated as of September 7, 2005, by and among Collegiate Pacific Inc., CP Merger Sub, Inc. and Sport Supply Group, Inc.	Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 8, 2005.

3.1	Certificate of Incorporation of the Registrant.	Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed on September 9, 1999.

Exhibit
Number	Description	Location
3.2	By-Laws of the Registrant.	Exhibit 2 to the Registrant’s Registration Statement on Form 8-A filed on September 9, 1999.

3.3	Certificate of Amendment to Certificate of Incorporation of Collegiate Pacific Inc.	Exhibit 3.10 to the Registrant’s Registration Statement on Form SB-2 (No. 333-34294) originally filed on April 7, 2000.

4.1	Specimen Certificate of Common Stock, $0.01 par value, of Collegiate Pacific Inc.	Exhibit 3 to the Registrant’s Registration Statement on Form 8-A filed on September 9, 1999.

4.2	Indenture, dated as of November 26, 2004, by and between Collegiate Pacific Inc. and The Bank of New York Trust Company N.A., as Trustee.	Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on November 29, 2004.

4.3	Form of 5.75% Convertible Senior Subordinated Note Due 2009 (included in Section 2.2 of Exhibit 4.2 to this report).	Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on November 29, 2004.

4.4	Registration Rights Agreement, dated as of November 26, 2004, by and between Collegiate Pacific Inc. and Thomas Weisel Partners LLC.	Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on November 29, 2004.

10.1	Loan and Security Agreement, dated November 5, 2003, by and between Collegiate Pacific Inc. and Merrill Lynch Business Financial Services Inc.	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 2003.

10.2	Amendment to Loan and Security Agreement, dated April 28, 2004, by and between Collegiate Pacific Inc. and Merrill Lynch Business Financial Services Inc.	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2004.

10.3	Amended and Restated 1998 Collegiate Pacific Inc. Stock Option Plan and form of Stock Option Agreements.*	Exhibit 10.3 to the Registrant’s Annual Report on Form 10-KSB filed for the fiscal year ended June 30, 2004.

10.4	Lease Agreement, dated July 1, 1997, by and between Collegiate Pacific Inc. and The Realty Associates Fund VI, L.P.	Exhibit 10.8 to the Registrant’s Annual Report on Form 10-KSB filed for the fiscal year ended June 30, 1998.

10.5	Lease Agreement, dated April 1, 2004, by and between Collegiate Pacific Inc. and RPD Services, Inc.	Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2004.

10.6	Lease Agreement, dated May 21, 2004, by and between Tomark Sports, Inc., and Edward A. Money and Marilyn J. Money, Trustees of the Money Family Trust.*

Exhibit
Number	Description	Location
10.7	Lease Agreement, dated July 6, 1994, by and between Dixie Sporting Goods Co., Inc. and E. Carlton Wilton.	Exhibit 10.7 to the Registrant’s Annual Report on Form 10-KSB filed for the fiscal year ended June 30, 2004.

10.8	Amendment to Loan Agreement, dated August 26, 2004, by and between Collegiate Pacific Inc. and Merrill Lynch Business Financial Services Inc.	Exhibit 10.8 to the Registrant’s Annual Report on Form 10-KSB filed for the fiscal year ended June 30, 2004.

10.9	Consent Agreement, dated as of November 18, 2004, by and between Merrill Lynch Business Financial Services Inc. and Collegiate Pacific Inc.	Exhibit 99.7 to the Registrant’s Current Report on Form 8-K filed on November 29, 2004.

10.10	Letter Agreement, dated as of November 23, 2004, by and among Merrill Lynch Business Financial Services Inc., Kesslers Team Sports Inc. and Dixie Sporting Goods Co., Inc.	Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed on November 29, 2004.

10.11	Letter, dated as of November 26, 2004, from Merrill Lynch Business Financial Services Inc. relating to the Loan Documents by and between Merrill Lynch Business Financial Services Inc. and Collegiate Pacific Inc.	Exhibit 99.5 to the Registrant’s Current Report on Form 8-K filed on November 29, 2004.

10.12	Lease Agreement, dated December 10, 2005, by and between McWeeney Smith Partnership and CMS of Central Florida, Inc d/b/a Orlando Team Sports.	Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 2004.

10.13	Consent Agreement, dated as of May 9, 2005, by and among Merrill Lynch Business Financial Services Inc., Collegiate Pacific Inc., Tomark Sports Inc., Kesslers Team Sports, Inc., Dixie Sporting Goods Co., Inc. and CMS of Central Florida, Inc.	Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2005.

10.14	Letter Agreement, dated as of May 12, 2005, by and among Merrill Lynch Business Financial Services Inc., Collegiate Pacific Inc., Tomark Sports, Inc., Kesslers Team Sports, Inc., Dixie Sporting Goods Co., Inc. and CMS of Central Florida, Inc.	Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2005.

10.15	Lease Agreement, dated as of August 3, 2005, by and among Salkeld & Sons, Inc. and Albert A. Messier.	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 5, 2005.

Exhibit
Number	Description	Location
10.16	Collegiate Pacific Inc.’s 401(k) Plan, dated as of April 15, 2005.*

10.17	Letter Agreement, dated as of September 15, 2005, by and among Merrill Lynch Business Financial Services Inc., Collegiate Pacific Inc., Tomark Sports, Inc., Kesslers Team Sports, Inc., Dixie Sporting Goods Co., Inc. and CMS of Central Florida, Inc.*

10.18	Second Amendment to Lease, dated as of February 10, 2003, by and between Collegiate Pacific Inc. and The Realty Associates Fund VI, L.P.*

10.19	Amendment to Loan documents and Consent Agreement, dated as of September 19, 2005, by and among Merrill Lynch Business Financial Services Inc., Collegiate Pacific Inc., Tomark Sports, Inc., Kesslers Team Sports, Inc., Dixie Sporting Goods Co., Inc. and CMS of Central Florida, Inc.*

14	Code of Ethics.	Exhibit 14 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003.

21	Subsidiaries of Collegiate Pacific Inc.*

23	Consent of Grant Thornton LLP.*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith

**	Furnished herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Audit Fees
     Audit fees billed by Grant Thornton LLP for the audit of the Company’s annual financial statements included in the Company’s annual report on Form 10-KSB for the fiscal years ended June 30, 2005, and June 30, 2004, and Grant Thornton LLP’s review of the Company’s interim financial statements included in the Company’s Quarterly Reports on Form 10-QSB during the fiscal years ended June 30, 2005, and June 30, 2004, totaled approximately $115 thousand for fiscal 2005 and $100 thousand for fiscal 2004.
Audit Related Fees
     The aggregate fees billed by Grant Thornton LLP for assurance and related services that were reasonably related to the performance of the audit or review of Collegiate Pacific’s financial statements and that were not included under the heading “Audit Fees” above totaled approximately $146 thousand for fiscal 2005 and $148 thousand for fiscal 2004. The audit related fees incurred by the Company in fiscal 2005 were for the pre-acquisition audits of the financial statements of Dixie. The audit related fees incurred by the Company in fiscal 2004 were for the pre-acquisition audits of the financial statements of Tomark and Kesslers.
Tax Fees
     The aggregate fees billed by Grant Thornton LLP for professional services rendered for tax compliance, tax advice, and tax planning were approximately $83 thousand for fiscal 2005 and $15 thousand for fiscal 2004 and consisted primarily of preparing the Company’s federal and state income tax returns for such periods.
All Other Fees
     Grant Thornton LLP did not bill for any products or services other than the services reported under the headings “Audit Fees”, “Audit Related Fees” and “Tax Fees” above for fiscal 2005 and fiscal 2004.
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

     In its pre-approval policy, the Audit Committee has designated specific services that have the pre-approval of the Audit Committee (each of which is subject to pre-approved fee levels) and has classified these pre-approved services into one of four categories: Audit, Audit-Related, Tax and All Other. The term of any pre-approval is 12-months from the date of such pre-approval, unless the Audit Committee specifically provides for a different period. The Audit Committee will review the list of pre-approved services from time to time, based on subsequent determinations. Pre-approved fee levels for all services to be provided by the independent auditors will be established periodically from time to time by the Audit Committee. Any proposed services in excess of pre-approved costs levels will require specific pre-approval by the Audit Committee.
     Pursuant to its pre-approval policy, the Audit Committee may delegate its authority to grant pre-approvals to one or more of its members, and has currently delegated this authority to its Chairman. The decisions of the Chairman (or any other member(s) to who such authority may be delegated) to grant pre-approvals must be presented to the full Audit Committee at its next scheduled meeting. The Audit Committee may not delegate its responsibilities to pre-approve services to management.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLLEGIATE PACIFIC INC.

September 19, 2005	By:	/s/ Michael J. Blumenfeld

Michael J. Blumenfeld, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 19, 2005.

Signature	Capacity
/s/ Michael J. Blumenfeld Michael J. Blumenfeld	Chairman of the Board and Chief Executive Officer
/s/ Adam Blumenfeld Adam Blumenfeld	President and Director
/s/ William R. Estill William R. Estill	Chief Financial Officer, Secretary and Treasurer (Principal Accounting and Financial Officer)
/s/ Jeff Davidowitz Jeff Davidowitz	Director
/s/ Robert W. Hampton Robert W. Hampton	Director
/s/ William H. Watkins, Jr. William H. Watkins, Jr.	Director

EXHIBIT INDEX

Exhibit
Number	Description	Location
2.1	Agreement and Plan of Merger, dated as of December 30, 2003, by and among Tomark, Inc., Collegiate Pacific Inc., BOO Merger Corp., Thomas C. White and Mark S. Harpin.	Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 23, 2004.

2.2	Asset Purchase Agreement, dated as of February 9, 2004, by and among Kesslers Team Sports, Inc., Collegiate Pacific Inc., BOO Acquisition Corp., Bob Dickman, Dan Dickman, Phil Dickman and Floyd Dickman.	Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 8, 2004.

2.3	Stock Purchase Agreement, dated as of July 23, 2004, by and among Collegiate Pacific Inc., Kenneth L. Caravati and C. Michael Caravati.	Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 10, 2004.

2.4	Stock Purchase Agreement, dated as of December 10, 2004, by and among Collegiate Pacific Inc., Barbara L. Smith, Carmine McWeeney and Michael McWeeney.	Exhibit 99.1 to the Registrant’s current Report on Form 8-K filed on December 13, 2004.

2.5	Stock Purchase Agreement, dated as of May 11, 2005, by and among Collegiate Pacific Inc., Albert A. Messier and Daniel F. Salkeld.	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2005.

2.6	Stock Purchase Agreement, dated as of July 1, 2005, by and among Collegiate Pacific Inc., Emerson Radio Corp. and Emerson Radio (Hong Kong) Limited.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 8, 2005.

2.7	Asset Purchase Agreement, dated as of August 3, 2005, by and among Collegiate Pacific Inc., Salkeld & Sons, Inc. and Albert A. Messier.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 5, 2005.

2.8	Agreement and Plan of Merger, dated as of September 7, 2005, by and among Collegiate Pacific Inc., CP Merger Sub, Inc. and Sport Supply Group, Inc.	Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 8, 2005.

3.1	Certificate of Incorporation of the Registrant.	Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed on September 9, 1999.

3.2	By-Laws of the Registrant.	Exhibit 2 to the Registrant’s Registration Statement on Form 8-A filed on September 9, 1999.

Exhibit
Number	Description	Location
3.3	Certificate of Amendment to Certificate of Incorporation of Collegiate Pacific Inc.	Exhibit 3.10 to the Registrant’s Registration Statement on Form SB-2 (No. 333-34294) originally filed on April 7, 2000.

4.1	Specimen Certificate of Common Stock, $0.01 par value, of Collegiate Pacific Inc.	Exhibit 3 to the Registrant’s Registration Statement on Form 8-A filed on September 9, 1999.

4.2	Indenture, dated as of November 26, 2004, by and between Collegiate Pacific Inc. and The Bank of New York Trust Company N.A., as Trustee.	Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on November 29, 2004.

4.3	Form of 5.75% Convertible Senior Subordinated Note Due 2009 (included in Section 2.2 of Exhibit 4.2 to this report).	Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on November 29, 2004.

4.4	Registration Rights Agreement, dated as of November 26, 2004, by and between Collegiate Pacific Inc. and Thomas Weisel Partners LLC.	Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on November 29, 2004.

10.1	Loan and Security Agreement, dated November 5, 2003, by and between Collegiate Pacific Inc. and Merrill Lynch Business Financial Services Inc.	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 2003.

10.2	Amendment to Loan and Security Agreement, dated April 28, 2004, by and between Collegiate Pacific Inc. and Merrill Lynch Business Financial Services Inc.	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2004.

10.3	Amended and Restated 1998 Collegiate Pacific Inc. Stock Option Plan and form of Stock Option Agreements.*	Exhibit 10.3 to the Registrant’s Annual Report on Form 10-KSB filed for the fiscal year ended June 30, 2004.

10.4	Lease Agreement, dated July 1, 1997, by and between Collegiate Pacific Inc. and The Realty Associates Fund VI, L.P.	Exhibit 10.8 to the Registrant’s Annual Report on Form 10-KSB filed for the fiscal year ended June 30, 1998.

10.5	Lease Agreement, dated April 1, 2004, by and between Collegiate Pacific Inc. and RPD Services, Inc.	Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2004.

10.6	Lease Agreement, dated May 21, 2004, by and between Tomark Sports, Inc., and Edward A. Money and Marilyn J. Money, Trustees of the Money Family Trust.*

Exhibit
Number	Description	Location
10.7	Lease Agreement, dated July 6, 1994, by and between Dixie Sporting Goods Co., Inc. and E. Carlton Wilton.	Exhibit 10.7 to the Registrant’s Annual Report on Form 10-KSB filed for the fiscal year ended June 30, 2004.

10.8	Amendment to Loan Agreement, dated August 26, 2004, by and between Collegiate Pacific Inc. and Merrill Lynch Business Financial Services Inc.	Exhibit 10.8 to the Registrant’s Annual Report on Form 10-KSB filed for the fiscal year ended June 30, 2004.

10.9	Consent Agreement, dated as of November 18, 2004, by and between Merrill Lynch Business Financial Services Inc. and Collegiate Pacific Inc.	Exhibit 99.7 to the Registrant’s Current Report on Form 8-K filed on November 29, 2004.

10.10	Letter Agreement, dated as of November 23, 2004, by and among Merrill Lynch Business Financial Services Inc., Kesslers Team Sports Inc. and Dixie Sporting Goods Co., Inc.	Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed on November 29, 2004.

10.11	Letter, dated as of November 26, 2004, from Merrill Lynch Business Financial Services Inc. relating to the Loan Documents by and between Merrill Lynch Business Financial Services Inc. and Collegiate Pacific Inc.	Exhibit 99.5 to the Registrant’s Current Report on Form 8-K filed on November 29, 2004.

10.12	Lease Agreement, dated December 10, 2005, by and between McWeeney Smith Partnership and CMS of Central Florida, Inc d/b/a Orlando Team Sports.	Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 2004.

10.13	Consent Agreement, dated as of May 9, 2005, by and among Merrill Lynch Business Financial Services Inc., Collegiate Pacific Inc., Tomark Sports Inc., Kesslers Team Sports, Inc., Dixie Sporting Goods Co., Inc. and CMS of Central Florida, Inc.	Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2005.

10.14	Letter Agreement, dated as of May 12, 2005, by and among Merrill Lynch Business Financial Services Inc., Collegiate Pacific Inc., Tomark Sports, Inc., Kesslers Team Sports, Inc., Dixie Sporting Goods Co., Inc. and CMS of Central Florida, Inc.	Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2005.

10.15	Lease Agreement, dated as of August 3, 2005, by and among Salkeld & Sons, Inc. and Albert A. Messier.	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 5, 2005.

10.16	Collegiate Pacific Inc.’s 401(k) Plan, dated as of April 15, 2005.*

Exhibit
Number	Description	Location
10.17	Letter Agreement, dated as of September 15, 2005, by and among Merrill Lynch Business Financial Services Inc., Collegiate Pacific Inc., Tomark Sports, Inc., Kesslers Team Sports, Inc., Dixie Sporting Goods Co., Inc. and CMS of Central Florida, Inc.*

10.18	Second Amendment to Lease, dated as of February 10, 2003, by and between Collegiate Pacific Inc. and The Realty Associates Fund VI, L.P.*

10.19	Amendment to Loan documents and Consent Agreement, dated as of September 19, 2005, by and among Merrill Lynch Business Financial Services Inc., Collegiate Pacific Inc., Tomark Sports, Inc., Kesslers Team Sports, Inc., Dixie Sporting Goods Co., Inc. and CMS of Central Florida, Inc.*

14	Code of Ethics.	Exhibit 14 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003.

21	Subsidiaries of Collegiate Pacific Inc.*

23	Consent of Grant Thornton LLP.*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith

**	Furnished herewith