Form 10-Q
period 2005-09-30
COLLEGIATE PACIFIC INC
filed 2005-11-21
CIK 828747

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005

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
(972) 243-8100
(Registrant’s Telephone Number, Including Area Code)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     As of November 21, 2005, there were 10,183,493 shares of the issuer’s common stock outstanding.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

		Page
		Number
PART I: FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets at September 30, 2005 and June 30, 2005	1

	Condensed Consolidated Statements of Income for the three months ended September 30, 2005 and 2004	2

	Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2005 and 2004	3

	Notes to the Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 6.	Exhibits	26

SIGNATURES		29
Amended and Restaed License Agreement
Loan and Security Agreement
Agreement
Software End-User License Agreement
Lease Agreement, dated as of April 25, 1994
Lease Agreement dated as of July 28, 1989
Sport Supply Group, Inc. Amended and Restated Stock Option Plan
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO and CFO Pursuant to Section 906

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2005	2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,021,097	$40,325,716
Accounts receivable, net of allowance for doubtful accounts of $1,238,074 and $1,042,496, respectively	41,157,951	18,131,753
Inventories	31,778,630	17,446,556
Current portion of deferred taxes	750,078	741,209
Prepaid income taxes	—	498,336
Prepaid expenses and other current assets	2,819,398	601,439

Total current assets	84,527,154	77,745,009
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1,570,932 and $1,294,135, respectively	10,359,848	1,501,096
DEFERRED DEBT ISSUANCE COSTS, net of accumulated amortization of $563,730 and $392,932, respectively	2,846,629	3,017,427
INTANGIBLE ASSETS, net of accumulated amortization of $1,011,153 and $815,498, respectively	10,298,111	2,198,417
GOODWILL	37,202,035	24,192,455
OTHER ASSETS, net	642,235	409,068

Total assets	$145,876,012	$109,063,472

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$20,360,805	$9,782,479
Accrued liabilities	5,770,911	1,724,783
Dividends payable	255,744	255,144
Accrued interest	1,012,847	250,000
Current portion of long-term debt	273,667	329,867
Income taxes payable	1,135,115	—

Total current liabilities	28,809,089	12,342,273
DEFERRED TAX LIABILITY	621,548	779,529
LONG-TERM DEBT	53,888,001	50,448,153
MINORITY INTEREST IN SUBSIDIARY	14,032,999
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 10,268,228 and 10,196,780 shares issued and 10,128,954 and 10,110,754 shares outstanding, respectively	102,682	102,058
Additional paid-in capital	42,676,567	41,911,008
Retained earnings	6,402,577	4,137,902
Treasury stock at cost, 86,026 shares	(657,451)	(657,451)

Total stockholders’ equity	48,524,375	45,493,517

Total liabilities and stockholders’ equity	$145,876,012	$109,063,472

The accompanying notes are an integral part of these financial statements.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	September 30,
	2005	2004
Net sales	$65,274,896	$27,710,288
Cost of sales	44,244,541	18,317,237

Gross profit	21,030,355	9,393,051

Selling, general and administrative expenses	15,541,592	5,958,814

Operating profit	5,488,763	3,434,237

Other income (expense):
Interest income	46,222	15,445
Interest expense	(998,861)	(6,856)
Other income	24,649	49,379

Total other income (expense)	(927,990)	57,968

Income before minority interest in net income of consolidated subsidiary and income taxes	4,560,773	3,492,205

Minority interest in net income of consolidated subsidiary	425,642	—

Income before incomes taxes	4,135,131	3,492,205

Income tax provision	1,614,711	1,420,330

Net income	$2,520,420	$2,071,875

Weighted average number of shares outstanding:
Basic	10,124,387	9,908,227

Diluted	14,068,662	10,102,793

Net income per share common stock — basic	$0.25	$0.21

Net income per share common stock — diluted	$0.22	$0.21

The accompanying notes are an integral part of these financial statements.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,520,420	$2,071,875
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Provision for uncollectible accounts receivable	314,720	120,429
Depreciation expense	342,436	90,392
Amortization expense	1,564,605	82,100
Amortization of deferred debt issuance costs	170,798	—
Gain/loss on sale of property and equipment	—	2,723
Deferred taxes	(166,850)	—
Stock based compensation expense	59,761	—
Minority interest in consolidated subsidiary	425,642	—
Changes in operating assets and liabilities (net of acquisitions):
(Increase) in accounts receivable	(12,279,096)	(5,998,163)
Decrease in inventories	2,536,303	251,291
(Increase) in prepaid expenses and other current assets	(989,135)	(239,490)
Decrease in other assets, net	77,894	14,378
Increase in accounts payable	4,220,952	2,445,381
Increase (decrease) in accrued expenses	(150,276)	(71,986)
Increase in taxes payable	1,633,450	699,241

Net cash provided by (used in) operating activities:	281,624	(531,829)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(172,107)	(151,415)
Cash used in business acquisitions, net of cash acquired of $863,887 and $187,508 respectively	(32,706,485)	(3,712,492)

Net cash (used in) investing activities:	(32,878,592)	(3,863,907)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank line of credit	29,539,865	7,718,951
Payments on notes payable and line of credit	(29,075,571)	(7,257,385)
Payment of dividends	(255,144)	(247,128)
Proceeds from issuance of common stock	83,199	49,014

Net cash provided by financing activities:	292,349	263,452

Net change in cash	(32,304,619)	(4,132,284)
Cash at beginning of period	40,325,716	7,473,145

Cash at end of period	$8,021,097	$3,340,861

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$59,401	$6,856

Cash paid for income taxes	$10,799	$721,089

Cash (refunded) for income taxes	$(133,130)	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of assets acquired in business acquisitions	$42,679,770	$5,814,276

Liabilities assumed in business acquisitions	$26,825,986	$3,034,831

The accompanying notes are an integral part of these financial statements.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation:
     These unaudited condensed consolidated financial statements of Collegiate Pacific Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements and should be read in conjunction with the Company’s annual report on Form 10-KSB for the fiscal year ended June 30, 2005. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included.
     Operating results for the interim period are not necessarily indicative of results that may be expected for the fiscal year ending June 30, 2006.
2. Business Combinations:
     On July 26, 2004, the Company completed its acquisition of all of the outstanding capital stock of Dixie Sporting Goods Co., Inc. (“Dixie”). Dixie is a supplier of soft goods and sporting goods equipment throughout the Mid-Atlantic United States. The Company paid the former stockholders of Dixie a total of approximately $7.0 million, exclusive of transaction costs, which consisted of $4.0 million in cash, $500 thousand in promissory notes, up to an additional $1.0 million in the form of an earnout if the net income of Dixie exceeds certain target levels in the 17 month period ending December 31, 2005, and 148,662 shares of the Company’s common stock valued at $1.5 million. The cash portion of the purchase price was paid out of the Company’s working capital. The Company’s wholly owned subsidiary, Dixie, employs the former Dixie management team. During the quarter ended September 30, 2005, the earnout target was achieved and the Company paid the former Dixie stockholders an additional $1.0 million. Consequently, goodwill related to the Dixie acquisition increased by $1.0 million for the period ended September 30, 2005.
     The acquisition of Dixie was accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of Dixie have been included in the Company’s consolidated financial statements since the date of acquisition. Assets acquired included a contractual backlog intangible asset in the amount of $12 thousand, which was amortized on a straight-line basis over its estimated useful life of six months. The purchase price was allocated to assets acquired, which included the identified intangible asset, and liabilities assumed, based on their respective estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill in the amount of $3.2 million. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the goodwill associated with this acquisition is not being amortized, but will be tested annually for impairment.
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
     On December 10, 2004, the Company completed its acquisition of all of the outstanding capital stock of Orlando Team Sports (“OTS”). OTS is a supplier of soft goods and sporting goods equipment in the State of Florida. The Company paid the former OTS stockholders a total of approximately $3.7 million, which consisted of $1.8 million in cash, $100 thousand in a promissory note, and 83,126 shares of the

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Company’s common stock valued at $1.2 million, which was based on the average closing price of the Company’s common stock three days before and three days after the date the acquisition was announced. The Company also paid certain liabilities of OTS at closing in the approximate amount of $600 thousand. The Company entered into a lease with McWeeney Smith Partnership (the “Partnership”) for its 12,000 square foot warehouse and distribution facility in Sanford, Florida. The former OTS stockholders are partners in the Partnership. The term of the lease runs through July 2010, and the monthly rental rate is approximately $6,400. The Company’s wholly owned subsidiary, OTS, employs the former OTS management team.
     The acquisition of OTS was accounted for using the purchase method of accounting, and accordingly, the net assets and results of operations of OTS have been included in the Company’s consolidated financial statements since the date of acquisition. Identifiable intangible assets acquired include customer relationships valued at $363 thousand and contractual backlog valued at $13 thousand, which are being amortized on a straight-line basis over their estimated useful lives of 10 years and 9 months, respectively. The purchase price was allocated to assets acquired, which includes the identifiable intangible assets, and liabilities assumed based on their respective estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill in the amount of $3.0 million. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the goodwill associated with this acquisition is not being amortized but will be tested annually for impairment.
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
     On May 11, 2005, the Company completed its acquisition of all of the outstanding capital stock of Salkeld & Sons, Inc. (“Salkeld”). Salkeld is a supplier of soft goods and sporting goods equipment in the State of Illinois. The Company paid the former Salkeld stockholders total consideration of approximately $2.9 million, exclusive of transaction related costs, which consisted of approximately $2.5 million in cash and $230 thousand in promissory notes. The Company also paid certain liabilities of Salkeld at closing in the amount of approximately $126 thousand. In addition, the Company agreed to pay the former Salkeld stockholders up to an additional $1.1 million in the form of an earnout if Salkeld’s gross profit exceeds a certain target level during the 12-month period ending April 30, 2006. At the option of the Company, the earnout may be paid in cash or shares of the Company’s common stock, which shall be determined by dividing the actual earnout amount by the average closing price of the Company’s common stock on the American Stock Exchange for the five trading days prior to the payment of the earnout amount. The Company’s wholly owned subsidiary, Salkeld, employs the former Salkeld management team.
     The acquisition of Salkeld was accounted for using the purchase method of accounting, and accordingly, the net assets and results of operations of Salkeld have been included in the Company’s consolidated financial statements since the date of acquisition. Identifiable intangible assets acquired include customer relationships valued at $433 thousand and contractual backlog valued at $42 thousand, which are being amortized on a straight-line basis over their estimated useful lives of 10 years and 9 months, respectively. The purchase price was allocated to assets acquired, which includes the identifiable intangible assets, and liabilities assumed based on their respective estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill in the amount of approximately $1.8 million. In accordance with SFAS No. 142, “Goodwill and

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Other Intangible Assets,” the goodwill associated with this acquisition is not being amortized but will be tested annually for impairment.
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
     On July 1, 2005, the Company completed the acquisition of 53.2% of the outstanding capital stock of Sport Supply Group, Inc. (“SSG”) from Emerson Radio Corp and Emerson Radio (Hong Kong) Limited for $32 million in cash. SSG is a direct marketer and Business-To-Business (“B2B”) e-commerce supplier of sporting goods and physical education equipment to the institutional and youth sports market. The Company incurred approximately $250 thousand of additional expenses related to this acquisition. Further, on September 8, 2005, the Company announced it entered into an Agreement and Plan of Merger pursuant to which the Company will acquire the remaining 46.8% of the outstanding capital stock of SSG that it does not already own. Under the terms of the merger agreement, SSG will be merged with and into the Company, with the Company as the surviving corporation. Each SSG stockholder will receive 0.56 shares of the Company’s common stock for each share of SSG common stock. It is estimated that upon the completion of the merger, the Company will have approximately 12,779,450 shares of common stock outstanding, and the shares issued in the merger will represent approximately 20% of the Company’s outstanding common stock. SSG’s shares were valued at $6.74 per share, which is the same per share price the Company paid in cash for its purchase of 53.2% of the outstanding capital stock of SSG on July 1, 2005. A complete copy of the merger agreement was attached as an exhibit to the Company’s current report on Form 8-K filed on September 8, 2005.
     The merger requires the approval of the Company’s stockholders and the stockholders of SSG. The Company, which controls 53.2% of SSG’s voting power, has executed a written consent approving the merger. The merger is also conditioned, among other things, on the approval by the American Stock Exchange for the listing of the shares to be issued in connection with the merger.
     The acquisition of SSG was accounted for using the purchase method of accounting, and accordingly, the net assets and results of operations of SSG have been included in the Company’s consolidated financial statements since the date of acquisition. The purchase price was allocated to assets acquired of approximately $42.2 million, plus identifiable intangible assets acquired, which included $3.2 million for non-compete agreements, $1.3 million for customer relationships, $660 thousand for a customer database, $327 thousand for significant contracts, $221 thousand for contractual backlog, $43 thousand for photo library and $14 thousand for bid database calendar and liabilities assumed based on their respective estimated fair values of approximately $26.8 million at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill in the amount of approximately $11.0 million. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the goodwill associated with this acquisition is not being amortized but will be tested annually for impairment.
     The Company acquired SSG after considering the historic levels of revenues and earnings achieved by SSG, the impact the SSG technology and facilities could have on future earnings of the Company by increasing the Company’s operating efficiencies, and the increase to the combined customer base by cross selling products. The consideration given to the holder of SSG’s 53.2% acquired interest was agreed upon after the Company determined the potential impact on future earnings of owning a majority interest of SSG.
     In August 2005, the Company completed the acquisition of substantially all of the operating assets of Team Print from Mr. Albert Messier, one of the former principal stockholders of Salkeld, for approximately $1.0 million in cash and the issuance of 53,248 shares of the Company’s common stock to Mr. Messier, which were valued at approximately $641 thousand and based on the average closing price of the Company’s common stock five days prior to May 10, 2005. Team Print is an embroiderer and screen printer of sports apparel and accessories. The Company’s wholly owned subsidiary, Salkeld employs Mr. Messier. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill in the amount of $1.2 million. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the goodwill associated with this acquisition is not being amortized but will be tested annually for impairment.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The Company acquired the operating assets of Team Print from Mr. Messier after considering the historic levels of earnings achieved by Team Print, the fact that the Company was Team Print’s largest customer and the cost savings to be realized from owning the Team Print business and the impact those savings could have on the future earnings of the Company. The consideration given to Team Print was agreed upon after the Company determined the potential impact on future earnings of owning the operating assets of Team Print.
     Since the Company purchased the outstanding capital stock of Dixie, Salkeld and SSG, none of the goodwill associated with those acquisitions will be deductible for tax purposes. For the acquisition of OTS and Team Print, the goodwill is fully deductible for tax purposes over a 15-year period.
      The allocation of the SSG, Salkeld and Team Print purchase prices to assets acquired and liabilities assumed are preliminary and subject to further analysis. Any modification to the purchase price allocations for those acquisitions will result in an increase or decrease in the allocation of goodwill or other intangible assets.
     The following presents the unaudited pro forma results for the Company for the three months ended September 30, 2005 and 2004, as if the acquisitions of Dixie (July 2005), OTS (December 2004), Salkeld (May 2005), SSG (July 2005) and Team Print (August 2005) had been consummated at the beginning of each of the periods presented. The pro forma results are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of the periods presented or the results that may occur in the future.

	For the Three Months Ended
	September 30,
	2005	2004
Net sales	$65,404,040	$57,008,482

Net income	$2,532,001	$2,557,088

Net income per share common stock:
Basic	$0.25	$0.26

Diluted	$0.22	$0.25

3. Net Sales:
     The Company’s net sales to external customers are attributable to sales of sporting goods equipment and soft goods. The following table details the Company’s consolidated net sales by these product lines for the three months ended September 30, 2005, and 2004:

	For the Three Months Ended
	September 30,
	2005	2004
Sporting goods equipment	$42,304,640	$17,819,734
Soft good athletic apparel and footwear	22,970,256	9,890,554

Net sales	$65,274,896	$27,710,288

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4. Inventories:
     Inventories at September 30, 2005 and June 30, 2005 consisted of the following:

	September 30,	June 30,
	2005	2005
Raw materials	$1,958,101	$515,508
Work in progress	133,713	75,450
Finished goods	29,686,816	16,855,598

Inventories	$31,778,630	$17,446,556

5. Allowance for Doubtful Accounts:
     Changes in the Company’s allowance for doubtful accounts for the three months ended September 30, 2005 and the fiscal year ended June 30, 2005 are as follows:

	September 30,	June 30,
	2005	2005
Balance at beginning of period	$1,042,496	$635,531
Provision for uncollectible accounts receivable	314,720	574,464
Effect of business acquisitions	—	264,515
Accounts written off, net of recoveries	(119,142)	(432,014)

Balance at end of period	$1,238,074	$1,042,496

6. Income Per Share:
     Summarized basic and diluted income per share are as follows:

	For the Three Months Ended
	September 30,
	2005		2004
Net income available to common stockholders — basic	$2,520,420		$2,071,875
Add: Income impact of convertible bonds if converted	562,054		—

Net income available to common stockholders — diluted	$3,082,474		$2,071,875

Weighted average common shares — basic	10,124,387		9,908,227
Effect of dilutive options	531,306		194,566
Effect of convertible bonds if converted	3,412,969		—

Weighted average common shares — diluted	14,068,662		10,102,793

Net income per share — basic	$0.25		$0.21

Net income per share — diluted	$0.22		$0.21

Options excluded from computation because their effect was antidilutive	192,000	(1)	—

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	For the three months ended September 30, 2005, 192,000 shares related to “out of the money” outstanding stock options were not included in the calculation of fully diluted earnings per share since the effect of those options would be antidilutive.
7. Stock Based Compensation:
     On December 11, 1998, the Company’s stockholders approved a stock option plan, (the “1998 Collegiate Pacific Inc. Stock Option Plan”). This plan authorized the Company’s Board of Directors to grant employees, directors and consultants of the Company and its subsidiaries up to an aggregate of 400 thousand shares of the Company’s common stock, $0.01 par value per share. The options vest in full upon the employee’s one-year anniversary date of employment with the Company or the award date if the employee has been employed for at least one year on the grant date. The number of shares available under the 1998 Collegiate Pacific Inc. Stock Option Plan was increased to 1,000,000 upon approval by the Company’s stockholders on March 20, 2001, and increased to 1,500,000 upon approval by the Company’s stockholders on January 15, 2004. The remaining outstanding options expire at various dates through June 2015.
Prior to fiscal 2006, the Company accounted for its stock options under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 and related interpretations. Effective July 1, 2005, the Company adopted the provisions of SFAS No. 123 (Revised 2004), Share-Based Payments (“SFAS 123 (R)”) and selected the modified prospective method to initially report stock-based compensation amounts in the consolidated financial statements. The Company is currently using the Black-Scholes option pricing model to determine the fair value of all option grants.
For the quarter ended September 30, 2005, the Company recorded $59,761 for stock-based compensation expense related to vested stock options previously granted. This amount is recorded in selling, general and administrative expense. The financial statement impact of recording $59,761 of stock-based compensation expense in the three months ended September 30, 2005 is as follows:

Income from continuing operations	$59,791
Income before income taxes	$59,791
Net income	$36,473
Net income per common share — basic	$0.00
Net income per common share — diluted	$0.00
Cash flows from operating activities	$59,791
Cash flows from financing activities	$—
At September 30, 2005, there was no unrecognized compensation cost related to unvested stock options remaining to be recognized. There were no excess tax benefits from the exercise of stock options in the first quarter of fiscal 2006 or 2005.

	For the Three Months Ended
	September 30,
	2005(1)	2004
Net income, as reported	$—	$2,071,875

Add: stock-based employee compensation expense included in net income		—

Deduct: stock-based employee compensation expense determined using the fair value based method for all awards, net of related tax effects	—	(196,655)

Pro forma income	$—	$1,875,220

Net income per share common stock:

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As reported:
Basic	$0.21

Diluted	$0.21

Pro forma:
Basic	$0.19

Diluted	$0.19

     The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: expected average volatility of 34.0% to 35.0%; risk free interest rate of 3.41% to 3.99%; dividend yield of 1.0% to 1.1%; and expected lives of five years.

(1)	The Company adopted SFAS 123 (R) effective July 1, 2005 and, consequently, this information is not applicable to the three months ended September 30, 2005.
8. Intangible Assets:
     Intangible assets at September 30, 2005 and June 30, 2005 consisted of the following:

		September 30, 2005	June 30, 2005
	Asset	Gross	Gross
	Life	Carrying	Carrying
	(years)	Value	Value
Amortizable intangible assets:
License agreements	3-10	$235,429	$235,429
Trademarks	10-indefinite	2,949,642	343,142
Non-compete agreements	10	3,200,000	—
Customer relationships	10	3,343,000	1,923,000
Contractual backlog	0.75	426,600	205,600
Customer database	3	660,000	—
Significant contracts	5	327,000	—
Other	3	167,593	306,744

Total amortizable intangible assets		11,309,264	3,013,915
Accumulated amortization		(1,011,153)	(815,498)

Intangible assets, net		$10,298,111	$2,198,417

Intangible assets not subject to amortization:
Goodwill — 6/30/05 balance	$24,192,455
Additions — SSG and Salkeld acquisitions	12,257,639
Adjustments to identifiable intangibles of previous acquisitions	(248,059)

Goodwill — 9/30/05	$36,202,035

9. Recent Accounting Pronouncements:
     In May 2005, the Financial Accounting Standards Board issued FASB Statement No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 and FASB Statement No. 3. The Statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
10. Subsequent Event:
     On October 5, 2005, two shareholders of SSG, Martin Kleinbart and William Stahl, each filed a separate lawsuit in the Court of Chancery of the State of Delaware in and for New Castle County against the Company, SSG and the board of directors of SSG, including the Company’s Chairman and Chief Executive Officer, Michael J. Blumenfeld. The plaintiffs filed the lawsuits as a class action on behalf of the public shareholders of SSG in connection with the pending Agreement and Plan of Merger pursuant to which the Company will acquire the remaining 46.8% of the outstanding capital stock of SSG that it does not already own. The lawsuit alleges the consideration to be paid to the public shareholders of SSG is inadequate and that the defendants breached certain fiduciary duties owed to the SSG public shareholders. The plaintiffs seek to enjoin the transaction with SSG or, alternatively, to rescind the transaction and/or recover damages in the event the transaction is consummated. The Company intends to vigorously defend the lawsuits.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     Certain statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking as defined in the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations that are subject to risks and uncertainties. Actual results may differ materially from expectations as of the date of this filing because of the factors discussed elsewhere in this Quarterly Report.
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
Matters Affecting Comparability
     Collegiate Pacific’s operating results for the first quarter of fiscal 2006 include the operating results of Dixie Sporting Goods Co., Inc. (“Dixie”), which we acquired during the first quarter of fiscal 2005, CMS of Central Florida Inc. d/b/a Orlando Team Sports (“OTS”), which we acquired during the second quarter of fiscal 2005, Salkeld & Sons, Inc. (“Salkeld”), which we acquired in the fourth quarter of fiscal 2005, 53.2 % of Sport Supply Group, Inc. (“SSG”), which we acquired in July 2005, and Team Print, which we acquired in August 2005, each since their respective acquisition dates. However, the condensed consolidated statements of income for the three months ended September 30, 2004, do not include the operating results for the OTS, Salkeld, SSG and Team Print acquisitions since those acquisitions were completed after September 30, 2004. Approximately $33.8 million of the $65.3 million net sales in the first three months of fiscal 2006, is attributable to Collegiate Pacific’s acquisitions during fiscal 2005 and fiscal 2006. This includes the results of Collegiate Pacific’s efforts to direct certain customers and prospects of our catalog division to our recently acquired team of road sales professionals. These efforts have contributed to the growth in net sales for each of our acquired businesses. We believe that if we can successfully service a selection of our traditional catalog customers in specific regions of the United States with our road sales professionals, we will continue to grow our net sales through greater account penetration and retention.

Consolidated Results of Operations
     The following table compares selected financial data from the Condensed Consolidated Statements of Income for the three months ended September 30, 2005 and 2004:

	For the Three Months Ended
	September 30,
			Increase/(Decrease)
	2005	2004	Dollars	Percentage
Net sales	$65,275	$27,710	$37,565	135.6%
Gross profit	21,030	9,393	11,637	123.9%
Operating profit	5,489	3,434	2,055	59.8%
Net Income	$2,520	$2,072	448	21.6%

Earnings per share — basic	$0.25	$0.21	$0.04	19.0%
Earnings per share — diluted	$0.22	$0.21	$0.01	4.8%

Expressed as a percentage of net sales:	2005	2004
Gross profit Margin	32.2%	33.9%
Selling, general and administrative expenses	23.8%	21.5%
Operating profit	8.4%	12.4%
Acquisitions Since July 1, 2004 and Related Developments
     On July 26, 2004, the Company completed its acquisition of all of the outstanding capital stock of Dixie. Dixie is a supplier of soft goods and sporting goods equipment throughout the Mid-Atlantic United States. The Company paid the former stockholders of Dixie a total of approximately $7.0 million, exclusive of transaction costs, which consisted of $4.0 million in cash, $0.5 million in promissory notes, up to an additional $1.0 million in the form of an earn-out if the net income of Dixie exceeds certain target levels in the 17 month period ending December 31, 2005, and 148,662 shares of the Company’s common stock valued at $1.5 million. The cash portion of the purchase price was paid out of the Company’s working capital. The Company’s wholly owned subsidiary, Dixie, employs the former Dixie management team. During the quarter ended September 30, 2005, the earn-out target was achieved and we paid the former Dixie stockholders an additional $1.0 million. Consequently, goodwill related to the Dixie acquisition was increased by $1.0 million for the period ended September 30, 2005.
     The acquisition of Dixie was accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of Dixie have been included in the Company’s consolidated financial statements since the date of acquisition. Assets acquired included a contractual backlog intangible asset in the amount of $12 thousand, which was amortized on a straight-line basis over its estimated useful life of six months. The purchase price was allocated to assets acquired, which included the identified intangible asset, and liabilities assumed, based on their respective estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill in the amount of $3.2 million. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets,” the goodwill associated with this acquisition is not being amortized, but will be tested annually for impairment.

     We purchased Dixie after considering the historic levels of earnings achieved by Dixie, the impact the Dixie sales force could have on future earnings of the Company by increasing the sales volume of products we import and manufacture, and the increase to the combined customer base by cross selling products to each other’s customers. The consideration given to the stockholders of Dixie was agreed upon after the Company determined the potential impact on future earnings of the integrated companies.
     On December 10, 2004, we completed the acquisition of all of the outstanding capital stock of OTS. OTS is a supplier of soft goods and sporting goods equipment in the State of Florida. We paid the former OTS stockholders a total of approximately $3.7 million, which consisted of $1.8 million in cash, $100 thousand in a promissory note, and 83,126 shares of our common stock valued at $1.2 million, which was based on the average closing price of our common stock three days before and three days after the acquisition was announced. We also paid certain liabilities of OTS at closing in the approximate amount of $600 thousand. We entered into a lease with McWeeney Smith Partnership (the “Partnership”) for its 12,000 square foot warehouse and distribution facility in Sanford, Florida. The former OTS stockholders are partners in the Partnership. The term of the lease runs through July 2010, and the monthly rental rate is approximately $6,400. Our wholly owned subsidiary, OTS, employs the former OTS management team.
     The acquisition of OTS was accounted for using the purchase method of accounting, and accordingly, the net assets and results of operations of OTS have been included in our consolidated financial statements since the date of acquisition. Identifiable intangible assets acquired include customer relationships valued at $363 thousand and contractual backlog valued at $13 thousand, which are being amortized on a straight-line basis over their estimated useful lives of 10 years and 9 months, respectively. The purchase price was allocated to assets acquired, which includes the identifiable intangible assets, and liabilities assumed based on their respective estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill in the amount of approximately $3.0 million. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the goodwill associated with this acquisition is not being amortized but will be tested annually for impairment.
     We purchased OTS after considering the historic levels of earnings achieved by OTS, the impact the OTS sales force could have on our future earnings by increasing the sales volume of products we import and manufacture, and the increase to our combined customer base by cross selling products. The consideration given to the stockholders of OTS was agreed upon after the Company determined the potential impact on future earnings of the integrated companies.
     On May 11, 2005, we completed the acquisition of all of the outstanding capital stock of Salkeld. Salkeld is a supplier of soft goods and sporting goods equipment in the State of Illinois. We paid the former Salkeld stockholders total consideration of approximately $2.9 million, exclusive of transaction related costs, which consisted of approximately $2.5 million in cash and $230 thousand in promissory notes. We also paid certain liabilities of Salkeld at closing in the amount of approximately $126 thousand. In addition, we agreed to pay the former Salkeld stockholders up to an additional $1.1 million in the form of an earn-out if Salkeld’s gross profit exceeds a certain target level during the 12-month period ending April 30, 2006. At our option, the earn-out may be paid in cash or shares of our common stock, which shall be determined by dividing the actual earn-out amount by the average closing price of our common stock on the American Stock Exchange for the five trading days prior to the payment of the earn-out amount. Our wholly owned subsidiary, Salkeld, employs the former Salkeld management team.
     The acquisition of Salkeld was accounted for using the purchase method of accounting, and accordingly, the net assets and results of operations of Salkeld have been included in the Company’s consolidated financial statements since the date of acquisition. Identifiable intangible assets acquired include customer relationships valued at $433 thousand and contractual backlog valued at $42 thousand, which are being amortized on a straight-line basis over their estimated useful lives of 10 years and 9 months, respectively. The purchase price was allocated to assets acquired, which includes the identifiable intangible assets, and liabilities assumed based on their respective estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill in the amount of $1.8 million. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the goodwill associated with this acquisition is not being amortized but will be tested annually for impairment.

     We purchased Salkeld after considering the historic levels of earnings achieved by Salkeld, the impact the Salkeld sales force could have on future earnings of the Company by increasing the sales volume of products the Company imports and manufactures, and the increase to the combined customer base by cross selling products. The consideration given to the stockholders of Salkeld was agreed upon after the Company determined the potential impact on future earnings of the integrated companies.
     On July 1, 2005, the Company completed the acquisition of 53.2% of the outstanding capital stock of SSG from Emerson Radio Corp and Emerson Radio (Hong Kong) Limited for $32 million in cash. SSG is a direct marketer and Business-To-Business (“B2B”) e-commerce supplier of sporting goods and physical education equipment to the institutional and youth sports market. The Company incurred approximately $250 thousand of additional expenses related to this acquisition. Further, on September 8, 2005, the Company announced it entered into an Agreement and Plan of Merger pursuant to which the Company will acquire the remaining 46.8% of the outstanding capital stock of SSG that it does not already own. Under the terms of the merger agreement, SSG will be merged with and into the Company, with the Company as the surviving corporation. Each SSG stockholder will receive 0.56 shares of the Company’s common stock for each share of SSG common stock. It is estimated that upon the completion of the merger, the Company will have approximately 12,779,450 shares of common stock outstanding, and the shares issued in the merger will represent approximately 20% of the Company’s outstanding common stock. SSG’s shares were valued at $6.74 per share, which is the same per share price the Company paid in cash for its purchase of 53.2% of the outstanding capital stock of SSG on July 1, 2005. A complete copy of the merger agreement was attached as an exhibit to the Company’s Current Report on Form 8-K, which was filed on September 8, 2005.
     The merger requires the approval of the Company’s stockholders and the stockholders of SSG. The Company, which controls 53.2% of SSG’s voting power, has executed a written consent approving the merger. The merger is also conditioned, among other things, on the approval by the American Stock Exchange for the listing of the shares to be issued in connection with the merger.
     The acquisition of SSG was accounted for using the purchase method of accounting, and accordingly, the net assets and results of operations of SSG have been included in the Company’s consolidated financial statements since the date of acquisition. The purchase price was allocated to assets acquired of approximately $42.2 million, plus identifiable intangible assets acquired, which included $3.2 million for non-compete agreements, $1.3 million for customer relationships, $660 thousand for a customer database, $327 thousand for significant contracts, $221 thousand for contractual backlog, $43 thousand for photo library and $14 thousand for a bid database, and liabilities assumed based on their respective estimated fair values of approximately $26.8 million at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill in the amount of approximately $11.0 million. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the goodwill associated with this acquisition is not being amortized but will be tested annually for impairment.
     We acquired SSG after considering the historic levels of revenues and earnings achieved by SSG, the impact the SSG technology and facilities could have on future earnings of the Company by increasing the Company’s operating efficiencies, and the increase to the combined customer base by cross selling products. The consideration given to the holder of SSG’s 53.2% acquired interest was agreed upon after the Company determined the potential impact on future earnings of owning a majority interest of SSG.

     In August 2005, we completed the acquisition of substantially all of the operating assets of Team Print from Mr. Albert Messier, one of the former principal stockholders of Salkeld, for approximately $1.0 million in cash and the issuance of 53,248 shares of the Company’s common stock to Mr. Messier, which were valued at approximately $641 thousand and was based on the average closing price of the Company’s common stock five days prior to May 10, 2005. Team Print is an embroiderer and screen printer of sports apparel and accessories. Our wholly-owned subsidiary, Salkeld, employs Mr. Messier. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill in the amount of $1.2 million. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the goodwill associated with this acquisition is not being amortized but will be tested annually for impairment.
     We acquired the operating assets of Team Print from Mr. Messier after considering the historic levels of earnings achieved by Team Print, the fact that the Company was Team Print’s largest customer and the cost savings to be realized from owning the Team Print business and the impact those savings could have on the future earnings of the Company. The consideration given to Team Print was agreed upon after the Company determined the potential impact on future earnings of owning the operating assets of Team Print.
     Since we purchased the outstanding capital stock of Dixie, Salkeld and SSG, none of the goodwill associated with those acquisitions will be deductible for tax purposes. For the acquisition of OTS and Team Print, the goodwill is fully deductible for tax purposes over a 15 year period.
     The allocation of the SSG, Salkeld and Team Print purchase prices to assets acquired and liabilities assumed are preliminary and subject to further analysis. Any modifications to the purchase price allocations for these acquisitions will result in an increase or decrease in the allocation to goodwill.
Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
     Net Sales. Net sales for the fiscal quarter ended September 30, 2005, totaled $65.3 million compared to $27.7 million for the fiscal quarter ended September 30, 2004, an increase of $37.6 million, or 135.6%. Net sales grew by a combined $33.8 million from the businesses we acquired after July 1, 2004 and the growth in our existing operations of approximately $3.8 million. We expect the net sales from OTS and Salkeld to continue to increase in fiscal 2006 compared to fiscal 2005 as we continue with our ongoing efforts to direct a selection of our traditional catalog customers to our acquired road sales professionals. During the first quarter of fiscal 2006, these efforts contributed to the growth in net sales for our acquired businesses due to the shift in net sales from our traditional catalog operations to our newly acquired businesses. We believe that if we can successfully service a selection of our traditional catalog customers in specific regions of the United States with our road sales professionals, we will continue to grow our net sales through greater account penetration and retention. The increase in sales for our existing catalog operations was due to our expanded product offerings and the overall growth in our customer base. Although we believe future net sales will continue to rise from current levels, no assurances can be made that any future increases in net sales will be at the same rate.
     Historically, sales of our sporting goods have experienced seasonal fluctuations. This seasonality causes our financial results to vary from quarter to quarter and usually results in lower net sales and operating results in the second quarter of our fiscal year (October through December), and higher net sales and operating profit in the third quarter (January through March) and fourth quarter (April through June). We attribute this seasonality primarily to the budgeting procedures of our customers and the seasonal demand for our products, which have historically been driven by spring, summer and fall sports. Generally, between the months of October and December of each fiscal year, there is a lower level of sports activities at our non-retail institutional customer base, a higher degree of adverse weather conditions and a greater number of school recesses and major holidays. We believe that our acquisitions of our team dealers; Kesslers, Dixie, OTS and Salkeld, which have a greater focus on fall and winter sports, have reduced the seasonality of our financial results. SSG, which follows the selling pattern of the Company’s traditional catalog operations, may impact our financial results by decreasing our net sales and operating profit in the second quarter of our fiscal year (October through December) and increasing our net sales and operating profit in each of our first, third and fourth fiscal quarters.

     Gross Profit. Gross profit for the fiscal quarter ended September 30, 2005, was $21.0 million, or 32.2% of net sales, compared with $9.4 million, or 33.9% of net sales, for the fiscal quarter ended September 30, 2004. Businesses acquired since July 1, 2004, contributed a combined $10.4 million to our gross profit for the fiscal quarter ended September 30, 2005.
     We include the acquisition cost of our inventory, the cost of shipping and handling (freight costs), and any decrease in the value of our inventory in our determination of our total cost of sales. Our total cost of sales for the fiscal quarter ended September 30, 2005, was $44.2 million, or 67.8% of net sales, compared to $18.3 million, or 66.1% of net sales in the same period last fiscal year. Our total cost of sales for the quarter ended September 30, 2005, consisted of $38.2 million for the acquisition cost of our inventory, $4.8 million in freight costs, $254 thousand write-off of obsolete or damaged inventory, and $935 thousand for labor and overhead costs associated with the equipment we manufacture.
     The increase in our gross profit was due to the increase in our net sales during the fiscal quarter ended September 30, 2005. We continue to direct a selection of our traditional catalog customers to our road sales professionals. We believe these efforts have contributed to the growth in our net sales volume and anticipate this trend will continue in future periods as our road sales professionals continue to expand the number of face to face sales calls with our traditional, non-retail institutional customers. Although we do from time to time adjust the selling price of our products, we do not believe that any price adjustments during the quarter contributed to our increase in net sales.
     The decrease in gross profit margin percentage for the fiscal quarter ended September 30, 2005, compared to the fiscal quarter ended September 30, 2004, was primarily due to the increase in soft goods as a percentage of total sales. Historically, we have recognized a higher gross profit margin from our sale of sporting goods and equipment than we have from the sale of soft goods. For the fiscal quarter ended September 30, 2005, $23.0 million of our net sales (approximately 32.2% of our net sales for the quarter) were from the sale of soft goods, compared to $9.9 million from the sales of soft goods in the same period last year.
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
     Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses for the fiscal quarter ended September 30, 2005, were $15.5 million, or 23.8% of net sales, compared with $6.0 million, or 21.5% of net sales, for the fiscal quarter ended September 30, 2004. The primary components of our SG&A expenses are personnel costs, advertising expenses, management information and related computer system expenses, travel expenses, facility costs, professional services, and insurance costs.

     The increase in SG&A expenses for the fiscal quarter ended September 30, 2005, was primarily attributable to Collegiate Pacific’s acquisitions since July 1, 2004, which contributed a combined $8.0 million to our total SG&A expenses for the fiscal quarter ended September 30, 2005. These expenses included $3.2 million for personnel related costs, $1.0 million for advertising and promotional expenses, $627 thousand for depreciation and amortization, $595 thousand for management information and related computer systems expenses and $583 thousand for facility expense. In addition to the increase in our SG&A expenses attributable to our acquisitions, we also experienced increases related to personnel-related costs in the amount of $1.3 million, outside professional services expenses in the amount of $201 thousand and other selling costs in the amount of $210 thousand for advertising and promotional expenses.
     Operating Profit. Operating profit for the fiscal quarter ended September 30, 2005, increased to $5.5 million, or 8.4% of net sales, compared to an operating profit of $3.4 million, or 12.4% of net sales for the fiscal quarter ended September 30, 2004. The increase in operating profit was primarily attributable to the gross profit increase from higher sales volume and partially offset by increased selling, general and administrative expenses.
     Interest Expense and Other Income. Interest expense and other income for the fiscal quarter ended September 30, 2005, increased to $928 thousand, compared to $58 thousand, of income for the fiscal quarter ended September 30, 2004. The increase in interest expense was primarily attributable to interest expense we incurred under the terms of our convertible senior subordinated notes. See “Liquidity and Capital Resources.”
     Minority Interest. Minority interest deduction of $426 thousand reflects the minority interest stockholders’ share in SSG’s income for the three months ended September 30, 2005.
     Income Taxes. Income tax expense for the fiscal quarter ended September 30, 2005, increased to $1.6 million thousand, which is approximately 39.0% of our income before taxes, compared to $1.4 million, which was approximately 40.7% of our income before taxes for the fiscal quarter ended September 30, 2004. The decrease on the percentage of income before taxes was primarily attributable to a reduced overall tax rate because SSG does not have significant SSG state income taxes.
     Net Income. Net income for the fiscal quarter ended September 30, 2005, increased to $2.5 million, or 3.9% of net sales, compared to net income of $2.1 million, or 7.5% of net sales, for the fiscal quarter ended September 30, 2004.
Liquidity and Capital Resources
Cash Flow Activity
     Cash and cash equivalents totaled approximately $8.0 million at September 30, 2005, compared to approximately $40.3 million at June 30, 2005. The decrease in cash is attributable to the $32.0 million cash used to acquire a 53.2% ownership of our consolidated subsidiary SSG and $1.0 million we paid to acquire the Team Print business. Collegiate Pacific’s operating activities provided approximately $282 thousand in cash during the three months ended September 30, 2005, compared to utilizing approximately $532 thousand in cash during the three months ended September 30, 2004. The net cash provided by operating activities was attributable to:

•	An increase in accounts receivable of $12.3 million due to the increases in net sales for the businesses acquired and existing non-acquired businesses,

•	A decrease in inventories of $2.5 million attributed to increased demand for the Company’s products during the period,

•	An increase in prepaid expenses and other current assets of $989 thousand due to advertising cost incurred with the production of catalogs to be mailed in future periods

•	An increase in accounts payable of $4.2 million to purchase inventories for the fulfillment of increased sales activities; and

•	An increase in taxes payable of approximately $1.6 million due to the increase in the Company’s taxable income during the three months ended September 30, 2005.
     Net cash used in investing activities was $33.0 million during the three months ended September 30, 2005, compared to approximately $3.9 million during the three months ended September 30, 2004. The increase in cash used in investing activities during the fiscal quarter ended September 30, 2005, was attributable to cash being utilized for acquisitions activities during the fiscal quarter ended September 30, 2005 compared to the fiscal quarter ended September 30, 2004. Property and equipment purchased during the fiscal quarter ended September 30, 2005 was $169 thousand and included computer hardware and software, and other office equipment. No material commitments for capital expenditures existed as of September 30, 2005.
     Net cash provided by financing activities during the fiscal quarter ended September 30, 2005, was $292 thousand, compared to approximately $263 thousand during the fiscal quarter ended September 30, 2004. The net increase in cash provided by financing activities during the fiscal quarter ended September 30, 2005 was due to:
•	Proceeds from the issuance of common stock upon the exercise of options of approximately $83 thousand, including issuance of common shares in SSG upon the exercise of SSG options;

•	Net borrowings on the Company’s revolving line of credit and other notes payable of approximately $464 thousand and

•	Payments of dividends of approximately $255 thousand.
     The net cash provided by financing activities during the fiscal quarter ended September 30, 2004, was due to:
•	Proceeds from the issuance of common stock upon the exercise of options of approximately $49 thousand;

•	Net borrowings on the Company’s revolving line of credit of approximately $461 thousand and

•	Payments of dividends of approximately $247 thousand.
     Current assets as of September 30, 2005, totaled approximately $84.5 million and current liabilities as of September 30, 2005, were $28.8 million, thereby providing the Company with working capital of approximately $55.7 million.
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
     The Notes are governed by the Indenture dated as of November 26, 2004, between the Company and The Bank of New York Trust Company N.A., as trustee (the “Indenture”). The Indenture provides, among other things, that the Notes will bear interest of 5.75% per year, payable semi-annually, and will be convertible at the option of the holder of the Notes into the Company’s common stock at a conversion rate of 68.2594 shares per $1 thousand principal amount of Notes, subject to certain adjustments. This is equivalent to a conversion price of approximately $14.65 per share. On or after December 31, 2005, the Company may redeem the Notes, in whole or in part, at the redemption price, which is 100% of the principal amount, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the redemption date only if the closing price of the Company’s common stock exceeds 150% of the conversion price for at least 20 trading days in any consecutive 30-day trading period. If the Company calls the notes for redemption on or before December 10, 2007, the Company will be required to make an additional payment in cash in an amount equal to $172.50 per $1 thousand principal amount of the Notes, less the amount of any interest actually paid on the Notes before the redemption date. In addition, upon the occurrence of a change in control of the Company, holders may require the Company to purchase all or a portion of the Notes in cash at a price equal to 100% of the principal amount of Notes to be repurchased, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the repurchase date, plus the make whole premium, if applicable.
     In connection with the completion of the sale of the Notes, on November 26, 2004, the Company entered into a registration rights agreement with Thomas Weisel (the “Registration Rights Agreement”). Under the terms of the Registration Rights Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission (“SEC”) for the registration of the Notes and the shares issuable upon conversion of the Notes. On January 24, 2005, the Company filed a Registration Statement on Form S-3 with the SEC for the registration of the Notes and the shares issuable upon conversion of the Notes (the “Registration Statement”). As previously disclosed by the Company, since February 2005, the Company has received and responded to several comment letters from the Staff of the SEC’s Division of Corporation Finance. The SEC comments were initiated in conjunction with the SEC’s review of the Registration Statement. At this time, we remain in discussions with the SEC regarding several comments that remain unresolved. The unresolved comments primarily relate to the valuation and amortization expense associated with acquired intangibles and inventories resulting from Collegiate Pacific’s acquisition activities since January 2004.

     These matters are subject to interpretation and the SEC review process is not complete. As a result, the ultimate resolution of these comments is uncertain. Resolution of any of these comments may involve the restatement of previously filed financial statements but any such resolution will not impact the Company’s net cash flows. The Company is working toward a final resolution of these matters and will provide an update when these matters are resolved.
     Because the Registration Statement was not declared effective by May 26, 2005, the annual interest rate payable under the Notes was increased from 5.75% to 6.0%. In addition, because the Registration Statement was not declared effective by August 24, 2005, the annual interest rate payable under the Notes was increased from 6.0% to 6.25% and will remain at 6.25%, until the Registration Statement has been declared effective.
     The Company’s principal external source of liquidity is its Credit Facility (the “Credit Facility”) with Merrill Lynch Business Financial Services, Inc. (“MLBFS”), which is collateralized by all of the assets of the Company. Total availability under the Credit Facility is determined by a borrowing formula based on eligible trade receivables and inventories that provides for borrowings against up to 80% of its eligible trade receivables and 50% of its eligible inventories, not to exceed the total availability under the Credit Facility.
     On November 26, 2004, in connection with the issuance of the Notes, the Company entered into a letter agreement with MLBFS providing for, among other things, an amendment to the Company’s ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) requirement to take into account the issuance of the Notes. The Company’s ratio of outstanding debt to MLBFS to the Company’s EBITDA on a trailing 12-month basis may not exceed 2.0 to 1.0.
     On September 15, 2005, and without any declaration or notice of default by MLBFS, MLBFS agreed to waive the Company’s compliance with its ratio of (a) EBITDA and other non-cash charges, less any internally financed capital expenditures, on a trailing 12-month basis, to (b) the sum of (i) dividends and other distributions paid or payable to shareholders of the Company, taxes, and interest expense, on a trailing 12-month basis, plus (ii) the aggregate amount of principal scheduled to be paid or accrued by the Company on all outstanding indebtedness over the succeeding 12-month period (the “Fixed Charge Coverage Ratio”) for the trailing 12-months ended June 30, 2005, and amend the ratio pursuant to the terms of a letter agreement (the “September 15 Letter Agreement”). Under the terms of the September 15 Letter Agreement, MLBFS waived the Company’s noncompliance with its Fixed Charge Coverage Ratio at June 30, 2005.
     On September 19, 2005, the Company entered into an Amendment to Loan Documents and Consent Agreement (the “Amendment and Consent”) with MLBFS, pursuant to which the total availability under the Credit Facility was increased from $12 million to $20 million, subject to the terms of the borrowing formula based on eligible trade receivables and inventories and the term of the Credit Facility was extended from September 30, 2005 to September 30, 2006. In addition, the interest rate was decreased from 2.25% plus the one-month LIBOR rate to 1.75% plus the one month LIBOR rate (3.8584% at September 30, 2005) and the Company’s Fixed Charge Coverage Ratio on a trailing 12-month basis was set at 1.20 to 1. The Amendment and Consent includes an unused line fee of .375% per annum and prohibits the prepayment of any subordinated debt. Finally, the Amendment and Consent includes MLBFS’s consent to the terms of the Agreement and Plan of Merger with SSG so long as the merger is consummated by January 31, 2006. As of September 30, 2005, there was no balance outstanding under the Credit Facility, leaving the Company with approximately $20.0 million of availability under the terms of the borrowing base formula of the Credit Facility. The Company was in compliance with all of its financial covenants under the Credit Facility at September 30, 2005.
     SSG, our 53.2% majority owned subsidiary, has its own revolving line of credit with Congress

Financial Corporation (the “SSG Credit Facility”), which is collateralized by all of SSG’s assets. The total availability under the SSG Credit Facility may not exceed the lesser of $20 million or a borrowing base formula based on specified percentages of eligible accounts receivable and inventories. The SSG Credit Facility expires on October 31, 2007. Under the terms of the SSG Credit Facility, SSG is required to maintain certain net worth levels and as of September 30, 2005, was in compliance with those requirements. In addition, SSG is restricted under the terms of the SSG Credit Facility from, among other things, paying cash dividends and entering into certain transactions without its lender’s prior approval. As of September 30, 2005, there was a balance of approximately $3.5 million outstanding under the SSG Credit Facility, leaving SSG with approximately $17.1 million of availability. SSG was in compliance with all of its financial covenants under the SSG Credit Facility as of September 30, 2005. The Company does not have any obligations under the SSG Credit Facility and is not a guarantor of that facility.
     On January 9, 2004, the Company issued promissory notes to the two former stockholders of Tomark in the aggregate amount of $250 thousand. Payments of principal and interest are paid monthly and interest accrues at the rate of 3% per annum on the unpaid principal amount of the notes. The notes mature on December 31, 2005. Principal payments made in the fiscal quarter ended September 30, 2005 were $31.2 thousand, and the remaining principal payments are due in the fiscal year ending June 30, 2006.
     On July 26, 2004, the Company issued promissory notes to the former stockholders of Dixie in the aggregate amount of $500 thousand. Payments of principal are paid monthly and interest accrues at the rate of 4% per annum on any past due principal amount of the notes. The notes mature on July 31, 2009. Principal payments made in the fiscal quarter ended September 30, 2005 were $22,851 and the remaining principal payments are due through the fiscal year ending June 30, 2010.
     On December 10, 2004, the Company issued promissory notes to the former stockholders of OTS in the aggregate amount of $100 thousand. Payments of principal are paid monthly and interest accrues at the rate of 4% per annum on any past due principal amount of the notes. The notes mature on December 31, 2005. Principal payments made in the fiscal quarter ended September 30, 2005 were $25 thousand, and the remaining principal payments are due in the fiscal year ending June 30, 2006.
     On May 11, 2005, the Company issued promissory notes to the former stockholders of Salkeld in the aggregate amount of $230 thousand. Payments of principal are paid monthly and interest accrues at the rate of 4% per annum on any past due principal amount of the notes. The notes mature on April 30, 2007. Principal payments made in the fiscal quarter ended September 30, 2005, were $16,250, and the remaining principal payments are due through the fiscal year ending June 30, 2007.
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
Long-Term Financial Obligations and Other Commercial Commitments
     The following table summarizes the outstanding borrowings and long-term contractual obligations of the Company at September 30, 2005, and the effects such obligations are expected to have on liquidity and cash flow in future periods.

	Payments due by Period
		Less than			After
Contractual Obligations	Total	1 year	1 - 3 years	4 - 5 years	5 years
			(dollars in thousands)
Long-term debt	$50,734	$330	$296	$50,108	$—
Long-term debt — Sport Supply Group line of credit	3,467		3,467
Interest expense on long-term debt	13,253	3,119	6,061	4,073	—
Operating leases	7,799	3,025	4,145	629	—

Total contractual cash obligations	$75,253	$6,474	$13,969	$54,810	$—

     We believe the Company and SSG’s needs from borrowings under the Credit Facility and the SSG Credit Facility, cash on hand and cash flows from operations will satisfy its short-term and long-term liquidity requirements. We may experience periods of higher borrowing under the Credit Facility due to the seasonal nature of our business cycle. We are actively seeking expansion through acquisitions and/or joint ventures, and the success of such efforts may require additional bank debt, equity financing, or private financing.
Newly Adopted Accounting Standards
     Effective July 1, 2005, the Company adopted the provisions of SFAS No. 123 (Revised 2004), Share-Based Payments (“SFAS 123 (R)”) and selected the modified prospective method to initially report stock-based compensation amounts in the consolidated financial statements. The Company is currently using the Black-Scholes option pricing model to determine the fair value of all option grants.
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
     Inventories. Inventories are valued at the lower of cost or market value. Cost is determined using the standard cost method for items manufactured by us and the weighted-average cost method for items purchased for resale. We record adjustments to our inventories for estimated obsolescence or diminution in market value equal to the difference between the cost of inventory and the estimated market value, based on market conditions from time to time. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual experience if future economic conditions, levels of customer demand or competitive conditions differ from expectations. Because valuing our inventories requires significant management judgment we believe the accounting estimate related to our inventories is a “critical accounting estimate.” Management of the Company has discussed this critical accounting estimate with the audit committee of our Board of Directors, and the audit committee has reviewed the Company’s disclosure relating to it in this Quarterly Report on Form 10-Q.
     Allowance for Doubtful Accounts. We evaluate the collectibility of accounts receivable based on a combination of factors. In circumstances where there is knowledge of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the net recognized receivable to the amount that is reasonably believed to be collected. For all other customers, reserves are established based on historical bad debts, customer payment patterns and current economic conditions. The establishment of these reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required resulting in an additional charge to expenses when made. Because estimating our uncollectible accounts requires significant management judgment, we believe the accounting estimate related to our allowance for doubtful accounts is a “critical accounting estimate.” Management of the Company has discussed this critical accounting estimate with the audit committee of our Board of Directors, and the audit committee has reviewed the Company’s disclosure relating to it in this Quarterly Report on Form 10-Q.
     At September 30, 2005, our total allowance for doubtful accounts was approximately $1.2 million, an increase of $196 thousand from the fiscal quarter ended June 30, 2005. The increase in the amount of our allowance for doubtful accounts for the fiscal quarter ended September 30, 2005, was primarily attributable to an increase of our overall sales volume from the non-acquired business in the quarter ended September 30, 2005.
     Goodwill, Intangibles and Long-lived Assets. We assess the recoverability of the carrying value of goodwill, intangibles and long-lived assets periodically. If circumstances suggest that long-lived assets may be impaired, and a review indicates the carrying value will not be recoverable, the carrying value is reduced to its estimated fair value. As of September 30, 2005, the balance sheet includes approximately $47.5 million of goodwill and intangible assets, net, and $2.8 million of deferred debt issuance costs and $10.4 million of fixed assets, net. The Company has concluded that no impairment exists. Because estimating the recoverability of the carrying value of long-lived assets requires significant management judgment and that our use of different estimates that we reasonably could have used would have an impact on our reported net long-lived assets, we believe the accounting estimates related to our impairment testing are “critical accounting estimates.” Management of the Company has discussed this critical accounting estimate with the audit committee of our Board of Directors, and the audit committee has reviewed the Company’s disclosure relating to it in this Quarterly Report on form 10-Q.
Statement Regarding Forward-Looking Disclosure
     This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Collegiate Pacific and its consolidated subsidiaries to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of net sales, gross profit margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include Collegiate Pacific’s ability to successfully execute its acquisition plans and growth strategy, integration of acquired businesses, global economic conditions, product demand, financial market performance and other risks that are described herein, including but not limited to the items described from time to time in Collegiate Pacific’s Securities and Exchange Commission reports, including Collegiate Pacific’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005. Collegiate Pacific cautions that the foregoing list of important factors is not exclusive. Any forward-looking statements included in this report are made as of the date of filing of this report with the Securities and Exchange Commission, and we assume no obligation and do not intend to update these forward-looking statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     The market risk inherent in our financial instruments represents the potential loss arising from adverse changes in interest rates and foreign currency exchange rates. We do not enter into derivative financial instruments for trading purposes. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. We are exposed to interest rate risk through our borrowing activities, which are described in Note 7 to our Consolidated Financial Statements in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005.
     As of September 30, 2005, we had no borrowings outstanding under our Credit Facility and SSG had $3.5 million outstanding under the SSG Credit Facility. Future borrowings and related interest expense under our Credit Facility and the SSG Credit Facility, to the extent of outstanding borrowings, would be affected by interest rate changes.
     Our outstanding long-term debt as of September 30, 2005 is at fixed interest rates and would not be affected by interest rate changes. Based upon quoted prices, the fair value of our senior notes and debentures (face value of $50 million) was approximately $51.4 million as of September 30, 2005.
     We do not use derivative financial instruments to manage foreign currency risk related to the procurement of merchandise inventories from foreign sources and we do not earn income denominated in foreign currencies. All of our revenue is recognized in U.S. dollars.
Item 4. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures. In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, as well as other key members of our management, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that information we are required to disclose in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
     Changes in Internal Control Over Financial Reporting. In the ordinary course of business, we routinely enhance our information systems by either upgrading our current systems or implementing new systems. No change in our internal controls occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     On October 5, 2005, two shareholders of SSG, Martin Kleinbart and William Stahl, each filed a separate lawsuit in the Court of Chancery of the State of Delaware in and for New Castle County against the Company, SSG and the board of directors of SSG, including the Company’s Chairman and Chief Executive Officer, Michael J. Blumenfeld. The plaintiffs filed the lawsuits as a class action on behalf of the public shareholders of SSG in connection with the pending Agreement and Plan of Merger pursuant to which the Company will acquire the remaining 46.8% of the outstanding capital stock of SSG that it does not already own. The lawsuit alleges the consideration to be paid to the public shareholders of SSG is inadequate and that the defendants breached certain fiduciary duties owed to the SSG public stockholders. The plaintiffs seek to enjoin the transaction with SSG or, alternatively, to rescind the transaction and/or recover damages in an unspecified amount in the event the transaction is consummated. The Company believes the claims in the lawsuits are without merit and intends to vigorously defend the lawsuits.
     We are party to various other litigation matters, in most cases involving ordinary and routine claims incidental to our business. We cannot estimate with certainty our ultimate legal and financial liability with respect to such pending litigation matters. However, we believe, based on our examination of such matters, that our ultimate liability will not have a material adverse effect on our financial position, results of operations or cash flows.
Item 6. Exhibits.
A. Exhibits.
     The following exhibits are filed as part of this report:

Exhibit
Number	Description	Location

2.1	Stock Purchase Agreement, dated as of July 1, 2005, by and among Collegiate Pacific Inc., Emerson Radio Corp. and Emerson Radio (Hong Kong) Limited.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 8, 2005.

2.2	Asset Purchase Agreement, dated as of August 3, 2005, by and among Collegiate Pacific Inc., Salkeld & Sons, Inc. and Albert A. Messier.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 5, 2005.

2.3	Agreement and Plan of Merger, dated as of September 7, 2005, by and among Collegiate Pacific Inc., CP Merger Sub, Inc. and Sport Supply Group, Inc.	Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 8, 2005.

10.1	Lease Agreement, dated as of August 3, 2005, by and between Salkeld & Sons, Inc. and Albert A. Messier.	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 5, 2005.

10.2	Letter Agreement, dated as of September 15, 2005, by and among Merrill Lynch Business Financial Services Inc., Collegiate Pacific Inc., Tomark Sports, Inc., Kesslers Team Sports, Inc., Dixie Sporting Goods Co., Inc. and CMS of Central Florida, Inc.*	Exhibit 10.17 to the Registrant’s Annual Report on Form 10-KSB filed on September 19, 2005.

Exhibit
Number	Description	Location

10.3	Amendment to Loan documents and Consent Agreement, dated as of September 19, 2005, by and among Merrill Lynch Business Financial Services Inc., Collegiate Pacific Inc., Tomark Sports, Inc., Kesslers Team Sports, Inc., Dixie Sporting Goods Co., Inc. and CMS of Central Florida, Inc.*	Exhibit 10.19 to the Registrant’s Annual Report on Form 10-KSB filed on September 19, 2005.

10.4	Amendment to License Agreement, dated as of December 21, 2000, as amended on May 1, 2005, by and among MarMark Corporation, Equilink Licensing Corporation and Sport Supply Group, Inc.*

10.5	Loan and Security Agreement, dated as of March 27, 2001, by and between Congress Financial Corporation (Southwest) and Sport Supply Group, Inc., as amended on October 1, 2002, June 27, 2003, November 6, 2003, December 29, 2003, February 9, 2004 and October 20, 2004.*

10.6	Agreement, dated as of December 9, 1986, by and between Voit Corporation and Sport Supply Group, Inc., the successor-in-interest to BSN Corp., as amended on August 1, 2003.*

10.7	Software End-User License Agreement , dated as of June 11, 1998, by and between SAP America, Inc. and Sport Supply Group, Inc., as amended on January 1, 2004.*

10.8	Lease Agreement, dated as of April 25, 1994, by and between Sport Supply Group, Inc. and Prologis (successor-in-interest to APT-Cabot Texas, Inc., as successor-in-interest to Centre Development Co., Inc.), as amended on July 8, 1994, and June 10, 2004.*

10.9	Lease Agreement, dated as of July 28, 1989, by and between Sport Supply Group, Inc. and Merit Investment Partners, L.P., as amended on July 13, 1998, July 31, 2000, and April 15, 2004.*

10.10	Sport Supply Group, Inc. Amended and Restated Stock Option Plan, dated March 21, 1997, as amended on August 28, 2003.*

Exhibit
Number	Description	Location

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith

**	Furnished herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

COLLEGIATE PACIFIC INC.

Dated: November 21, 2005	/s/ Michael J. Blumenfeld

Michael J. Blumenfeld, Chairman and
Chief Executive Officer

/s/ William R. Estill

William R. Estill, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
     The following exhibits are filed as part of this report:

Exhibit
Number	Description	Location

2.1	Stock Purchase Agreement, dated as of July 1, 2005, by and among Collegiate Pacific Inc., Emerson Radio Corp. and Emerson Radio (Hong Kong) Limited.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 8, 2005.

2.2	Asset Purchase Agreement, dated as of August 3, 2005, by and among Collegiate Pacific Inc., Salkeld & Sons, Inc. and Albert A. Messier.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 5, 2005.

2.3	Agreement and Plan of Merger, dated as of September 7, 2005, by and among Collegiate Pacific Inc., CP Merger Sub, Inc. and Sport Supply Group, Inc.	Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 8, 2005.

10.1	Lease Agreement, dated as of August 3, 2005, by and among Salkeld & Sons, Inc. and Albert A. Messier.	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 5, 2005.

10.2	Letter Agreement, dated as of September 15, 2005, by and among Merrill Lynch Business Financial Services Inc., Collegiate Pacific Inc., Tomark Sports, Inc., Kesslers Team Sports, Inc., Dixie Sporting Goods Co., Inc. and CMS of Central Florida, Inc.*	Exhibit 10.17 to the Registrant’s Annual Report on Form 10-KSB filed on September 19, 2005.

10.3	Amendment to Loan documents and Consent Agreement, dated as of September 19, 2005, by and among Merrill Lynch Business Financial Services Inc., Collegiate Pacific Inc., Tomark Sports, Inc., Kesslers Team Sports, Inc., Dixie Sporting Goods Co., Inc. and CMS of Central Florida, Inc.*	Exhibit 10.19 to the Registrant’s Annual Report on Form 10-KSB filed on September 19, 2005.

10.4	Amendment to License Agreement, dated as of December 21, 2000, as amended on May 1, 2005, by and among MarMark Corporation, Equilink Licensing Corporation and Sport Supply Group, Inc.*

10.5	Loan and Security Agreement, dated as of March 27, 2001, by and between Congress Financial Corporation

Exhibit
Number	Description	Location

(Southwest) and Sport Supply Group, Inc., as amended on October 1, 2002, June 27, 2003, November 6, 2003, December 29, 2003, February 9, 2004 and October 20, 2004.*

10.6	Agreement, dated as of December 9, 1986, by and between Voit Corporation and Sport Supply Group, Inc., the successor-in-interest to BSN Corp., as amended on August 1, 2003.*

10.7	Software End-User License Agreement , dated as of June 11, 1998, by and between SAP America, Inc. and Sport Supply Group, Inc., as amended on January 1, 2004.*

10.8	Lease Agreement, dated as of April 25, 1994, by and between Sport Supply Group, Inc. and Prologis (successor-in-interest to APT-Cabot Texas, Inc., as successor-in-interest to Centre Development Co., Inc.), as amended on July 8, 1994, and June 10, 2004.*

10.9	Lease Agreement, dated as of July 28, 1989, by and between Sport Supply Group, Inc. and Merit Investment Partners, L.P., as amended on July 13, 1998, July 31, 2000, and April 15, 2004.*

10.10	Sport Supply Group, Inc. Amended and Restated Stock Option Plan, dated March 21, 1997, as amended on August 28, 2003.*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as

Exhibit
Number	Description	Location

adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith

**	Furnished herewith