Form 10KSB/A
period 2005-06-30
COLLEGIATE PACIFIC INC
filed 2006-02-21
CIK 828747

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO.1
ON
FORM 10-KSB

(Check One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to
Commission File No. 0-172923
COLLEGIATE PACIFIC INC.
(Name of Small Business Issuer in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	22-2795073 (I.R.S. Employer Identification No.)

13950 Senlac Drive, Suite 100, Dallas, Texas	75234
(Address of Principal Executive Offices)	(Zip Code)
(972) 243-8100
(Issuer’s Telephone Number, Including Area Code)
Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Name of Each Exchange
Title of Each Class	On Which Registered

Common Stock	American Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act:
None
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State issuer’s revenues for its most recent fiscal year.$106,339,351.
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
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-KSB/A amends certain items of the Annual Report on Form 10-KSB of Collegiate Pacific Inc. (collectively, the “Company” or Collegiate Pacific”) for the fiscal year ended June 30, 2005, as filed with the Securities Exchange Commission on September 19, 2005 (the “Original Annual Report”) and presents in its entirety those affected items of the Original Annual Report, as amended. These amended items restate the Company’s consolidated financial statements previously filed in the Original Annual Report. This Form 10-KSB/A does not reflect events occurring after the filing of the Original Annual Report or modify or update those disclosures affected by subsequent events, except as discussed in Item 8A with respect to changes to internal controls over financial reporting during the fiscal quarter ended December 31, 2005.
     As previously disclosed in the Original Annual Report and previous quarterly reports on Form 10-Q, since February 2005, the Company received and responded to several comment letters from the Staff of the Securities and Exchange Commission’s Division of Corporation Finance. The SEC comments were initiated in conjunction with the SEC’s review of the Company’s Registration Statement on Form S-3, which was filed by the Company on January 24, 2005, as required by the terms of a registration rights agreement the Company entered into with the purchasers of the Company’s convertible senior subordinated notes due 2009. Management reassessed the Company’s purchase accounting for the intangible assets and inventories the Company acquired in connection with acquisitions it completed since January 2004 and determined that our prior purchase accounting allocations were made incorrectly. Collegiate Pacific has filed this Amendment No. 1 on Form 10-KSB/A for the fiscal year ended June 30, 2005, to amend and restate the following Items of the Original Annual Report.
Under Part II, the Company has amended and restated Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7. Financial Statements (the Consolidated Balance Sheets as of June 30, 2005 and 2004, Consolidated Statements of Income for the years ended June 30, 2005 and 2004, Consolidated Statement of Stockholders’ Equity for the years ended June 30, 2005 and 2004, Consolidated Statements of Cash Flows for the years ended June 30, 2005 and 2004, Notes 1-4, 6, 8 and 12 to Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm) and Item 8A Controls and Procedures to reflect the following purchase accounting adjustments in connection with the Company’s acquisitions since January 2004:
•	the Company increased the value of customer relationships acquired in connection with its acquisitions of Kesslers Team Sports, Dixie Sporting Goods, Orlando Team Sports and Salkeld & Sons by approximately $1.9 million, which was originally allocated to goodwill;

•	the Company increased the value of inventories acquired in connection with its acquisitions of Kesslers Team Sports, Dixie Sporting Goods, Orlando Team Sports and Salkeld & Sons by approximately $650 thousand, which was originally allocated to goodwill; and

•	the Company increased the value of contractual backlog acquired in connection with its acquisitions of Kesslers Team Sports, Dixie Sporting Goods, Orlando Team Sports and Salkeld & Sons by approximately $200 thousand, which was originally allocated to goodwill.
     As a result of these adjustments, amortization expense and cost of goods sold for the fiscal years ended June 30, 2004 and 2005, were increased by approximately $357 thousand (after-tax $210 thousand), or ($0.03) per share, and by approximately $291 thousand (after-tax $178 thousand), or ($0.02) per share, respectively. These adjustments are reflected in the Company’s restated financial statements included in Item 7 below.
     In addition, pursuant to rule 12b-15 of the Securities Exchange Act of 1934, the Exhibit Index in Item 13 is also amended to reflect the inclusion of updated certifications of certain executive officers and an updated consent letter from Grant Thornton, LLP. Except as described above, the information contained in the Original Annual Report has not been updated or amended.

Collegiate Pacific Inc.
FORM 10-KSB
Fiscal Year Ended June 30, 2005
TABLE OF CONTENTS TABLE OF CONTENTS

		Page
PART II
Item 6	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4
Item 7	Financial Statements	24
Item 8A	Controls and Procedures	48
PART III
Item 13	Exhibits, List and Reports on Form 8-K	49
SIGNATURES		50
Consent of Grant Thornton LLP
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certifications of CEO and CFO Pursuant to Section 906

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
     Collegiate Pacific has begun to see results from its efforts reflected in its financial performance. Net sales for fiscal 2005 improved 168.8% to $106.3 million from fiscal 2004 due primarily to the acquisitions Collegiate Pacific completed during fiscal 2005, as well as organic growth from the sale of the Company’s existing products. Gross profit improved to $36.0 million, or 33.8% of net sales, in fiscal 2005 compared to $14.0 million, or 35.3% of net sales, in fiscal 2004. The decrease in gross profit margin for fiscal 2005, compared to fiscal 2004, was mainly due to the increase in sales of soft goods from the recently acquired companies, which generally have slightly lower gross profit margins. Operating profit for fiscal 2005 increased to $7.3 million, or 6.8% of net sales, compared to operating profit of $2.8 million, or 7.2% of net sales, in fiscal 2004. The increase in operating profit reflects higher sales volume, partially offset by higher selling and general and administrative expenses. The decline in operating profit as a percentage of sales was due to the decline in our gross profit margin. The increase in selling, general and administrative expenses in fiscal 2005 was attributable to Collegiate Pacific’s acquisitions during fiscal 2005, an increase in personnel-related costs incurred in connection with additional sales personnel and an increase in outside professional services and various selling expenses incurred in connection with the Company’s growth.
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

Consolidated Results of Operations
     The following table compares selected financial data from the Consolidated Statements of Income for fiscal 2005 and fiscal 2004:

			Fiscal 2005 vs. Fiscal 2004
			Increase/(Decrease)
	Fiscal 2005	Fiscal 2004	Dollars	Percentage
	(dollars in thousands, except per share amounts)
Net sales	$106,339	$39,562	$66,777	168.8%
Gross profit	35,954	13,956	21,998	157.6%
Operating profit	7,303	2,847	4,456	156.5%
Net income	3,601	1,673	1,928	115.2%
Diluted earnings per share	$0.35	$0.22	$0.13	59.1%
     Expressed as a percentage of sales:

	Fiscal 2005	Fiscal 2004
Gross profit margin	33.8%	35.3%
Selling, general and administrative expense	26.9%	28.1%
Operating profit	6.8%	7.2%
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
     The acquisition of Dixie was accounted for using the purchase method of accounting, and accordingly, the net assets and results of operations of Dixie have been included in our consolidated financial statements since the date of acquisition. Identifiable intangible assets acquired include customer relationships valued at $57,000 and contractual backlog valued at $10,500, which are being amortized on a straight-line basis over their estimated useful lives of 10 years and 3 months, respectively. The purchase price was allocated to assets acquired, which included the identifiable intangible assets, and liabilities assumed based on their respective estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill in the amount of $3,057,857. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the goodwill associated with this acquisition is not being amortized but will be tested annually for impairment.
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
     The acquisition of OTS was accounted for using the purchase method of accounting, and accordingly, the net assets and results of operations of OTS have been included in our consolidated financial statements since the date of acquisition. Identifiable intangible assets acquired include customer relationships valued at $363,000, which are being amortized on a double declining value basis over their estimated useful lives of 10 years, and contractual backlog valued at $13,500, which is being amortized on a straight-line basis over its estimated useful life of 3 months. The purchase price was allocated to assets acquired, which includes the identifiable intangible assets, and liabilities assumed based on their respective estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill in the amount of $3,116,734. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the goodwill associated with this acquisition is not being amortized but will be tested annually for impairment.
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
     The acquisition of Salkeld was accounted for using the purchase method of accounting, and accordingly, the net assets and results of operations of Salkeld have been included in our consolidated financial statements since the date of acquisition. Identifiable intangible assets acquired include customer relationships valued at $433,000, which are being amortized on a double declining value basis over their estimated useful lives of 10 years, and contractual backlog valued at $41,600, which is being amortized on a straight-line basis over its estimated useful life of 3 months. The purchase price was allocated to assets acquired, which includes the identifiable intangible assets, and liabilities assumed based on their respective estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill in the amount of $1,668,005. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the goodwill associated with this acquisition is not being amortized but will be tested annually for impairment.

Fiscal Year Ended June 30, 2005 Compared to Fiscal Year Ended June 30, 2004
     Net Sales. Net sales for fiscal 2005 totaled $106.3 million compared to $39.6 million in fiscal 2004, an increase of $66.8 million, or 168.8%. Net sales grew by a combined $62.0 million from the businesses we acquired during fiscal 2004 and fiscal 2005 and the growth in our existing catalog operations of approximately $4.8 million. We expect the net sales from Kesslers, Dixie, OTS and Salkeld to continue to increase in fiscal 2006 as we continue with our ongoing efforts to direct a selection of our traditional catalog customers to our acquired road sales professionals. During fiscal 2005, these efforts contributed to the growth in net sales for our acquired businesses due to the shift in net sales from our traditional catalog operations to our newly acquired businesses. We believe that if we can successfully service a selection of our traditional catalog customers in specific regions of the United States with our road sales professionals, we will continue to grow our net sales through greater account penetration and retention. The increase in sales for our existing catalog operations was due to our expanded product offerings and the overall growth in our customer base. Although we believe future net sales will continue to rise from current levels; however, no assurances can be made that any future increases in net sales will be at the same rate.
     Historically, sales of our sporting goods have experienced seasonal fluctuations. This seasonality causes our financial results to vary from quarter to quarter, which usually results in lower net sales and operating profit in the second quarter of our fiscal year (October through December) and higher net sales and operating profit in the remaining quarters of our fiscal year, especially the first quarter of our fiscal year (July through September and April through June, respectively). We attribute this seasonality primarily to the budgeting procedures of our customers and the seasonal demand for our products, which have historically been driven by spring and summer sports. Generally, between the months of October and December of each fiscal year, there is a lower level of sports activities at our non-retail institutional customer base, a higher degree of adverse weather conditions and a greater number of school recesses and major holidays. We believe that our acquisitions of our team dealers; Kesslers, Dixie, OTS and Salkeld, which have a greater focus on fall and winter sports, have reduced the seasonality of our financial results. SSG, which follows the selling pattern of the Company’s traditional catalog operations, may impact our financial results by decreasing our net sales and operating profit in the second quarter of our fiscal year and increasing our net sales and operating profit in the third and fourth fiscal quarters.
     Gross Profit. Gross profit for fiscal 2005 was $36.0 million, or 33.8% of net sales, compared with $14.0 million, or 35.3% of net sales, in fiscal 2004. In fiscal 2005, Tomark, Kesslers, Dixie, OTS and Salkeld contributed a combined gross profit of $25.8 million and gross profit margin of 33.0%.
     We include the acquisition cost of our inventory, the cost of shipping and handling (freight costs) and any decrease in the value of our inventory in our determination of our total cost of sales. Our total cost of sales for fiscal 2005 was $70.4 million, or 66.2% of net sales, compared to $25.6 million, or 64.7% of net sales in fiscal 2004. Our total cost of sales for fiscal 2005 consisted of $63.1 million for the acquisition cost of our inventory, $6.6 million in freight costs, $0.4 million for the write-off of obsolete or damaged inventory and $0.3 million for labor and overhead cost associated with the products that we manufacture.
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
     Selling, General and Administrative Expense. Selling, general and administrative (SG&A) expenses for fiscal 2005 were $28.7 million, or 26.9% of net sales, compared with $11.1 million, or 28.1% of net sales, in fiscal 2004. The primary components of our SG&A expenses are personnel costs, advertising expenses, travel expenses, rent, professional services and insurance costs.
     The increase in SG&A expenses during fiscal 2005 was primarily attributable to Collegiate Pacific’s acquisitions in fiscal 2004 and fiscal 2005, which contributed a combined $19.4 million to our total SG&A expenses for fiscal 2005. These expenses included $12.8 million for personnel-related costs, $3.0 million for various selling and office expenses, $1.1 million for rent expense, $1.0 million for travel expenses and $1.0 million for advertising expenses. In addition to the increase in our SG&A expenses attributable to acquisitions, we also experienced additional outside professional services expenses in the amount of $0.4 million, personnel-related costs in the amount of $0.6 million for additional personnel, and other selling costs in the amount of $0.3 million, all of which were incurred in connection with our increased selling efforts. During the fourth quarter of fiscal 2005, we reallocated a portion of the purchase price we previously allocated to goodwill from our acquisitions to identifiable intangible assets. As a result, we recognized additional amortization expense in the amount of approximately $360 thousand to properly reflect the amortization expense from the respective acquisition dates.
     Operating Profit. Operating profit for fiscal 2005 increased to $7.3 million, or 6.8% of net sales, compared to operating profit of $2.8 million, or 7.2% of net sales, in fiscal 2004. The increase in operating profit is mainly attributable to higher sales volume and a decrease in SG&A as a percentage of net sales.
     Interest Expense. Interest expense for fiscal 2005 increased to $2.2 million, compared to $52.4 thousand in fiscal 2004. The increase in interest expense was primarily attributable to the interest expense under the terms of our convertible senior subordinated notes. See “Liquidity and Capital Resources.”
     Income Taxes. Income tax expense for fiscal 2005 increased to $2.3 million, which is approximately 39% of our income before income taxes. In fiscal 2004 the provision for income taxes was $1.2 million, or approximately 41% of income before income taxes. The increase in our income tax expense in fiscal 2005 was attributable to our increased operating profits. The decrease in the overall effective tax rate in fiscal 2005 was attributable to the acquisitions we completed during the fiscal year. These acquisitions resulted in additional filings in states with lower tax rates. During the fourth quarter of fiscal 2005, we recorded an adjustment to income tax expense in the amount of approximately $148 thousand to adjust the year-to-date provision for taxes to the Company’s annual effective tax rate.
     Net Income. Net income for fiscal 2005 increased to $3.6 million, or 3.3% of net sales, compared to net income of $1.7 million, or 4.2% of net sales, in fiscal 2004. The increase in net income was attributable to increased sales activity, as well as a decrease in SG&A expenses as a percentage of net sales, all of which was offset by the increase in interest and income tax expenses.
Liquidity and Capital Resources
Cash Flow Activity
     Cash and cash equivalents totaled approximately $40.3 million at June 30, 2005, compared to approximately $7.5 million at June 30, 2004. The increase in cash is attributable to the senior note offering the Company completed in November 2004. Collegiate Pacific’s operating activities utilized approximately $2.9 million in cash during fiscal 2005, compared to providing approximately $151 thousand during fiscal 2004. The net increase in cash utilized by operating activities was attributable to:
•	An increase in accounts receivable of $3.6 million due to the increase in our net sales during fiscal 2005;

•	An increase in inventories of $4.3 million due to our build-up of inventory to support the Company’s strongest selling season, which generally occurs during the months of July through September; and

•	A decrease in income taxes payable of approximately $1.3 million due to increased estimated tax payments associated with the increase in the Company’s net income for fiscal 2005.
     Net cash used in investing activities was $10.1 million during fiscal 2005, compared to approximately $12.9 million for fiscal 2004. The decrease in cash used in investing activities during fiscal 2005 was attributable to less cash being utilized for acquisitions activities during fiscal 2005 compared to fiscal 2004. This decrease was slightly offset by an increase in purchases of property and equipment in fiscal 2005 in the amount of approximately $664 thousand. Property and equipment purchased during fiscal 2005 includes computer equipment, software and leasehold improvements. No material commitments for capital expenditures existed as of June 30, 2005.
     Net cash provided by financing activities during fiscal 2005 was $45.8 million, compared to approximately $19.8 million during fiscal 2004. The net increase in cash provided by financing activities during fiscal 2005 was due to:
•	Net proceeds from the sale of the senior notes of $46.6 million after debt issuance costs of $13.4 million;

•	Proceeds from the issuance of common stock upon the exercise of options of approximately $507 thousand;

•	Net payments on the Company’s revolving line of credit and other notes payable of $294 thousand; and

•	Payments of dividends of approximately $1.0 million.
     The net cash provided by financing activities during fiscal 2004 was due to:
•	Proceeds from the issuance of common stock upon the exercise of common stock warrants and options of approximately $21.3 million;

•	Repayments on the Company’s revolving line of credit of approximately $865 thousand;

•	Payments of dividends of approximately $573 thousand; and

•	The purchase of treasury shares of approximately $41 thousand.
     Current assets as of June 30, 2005, totaled approximately $78.0 million, thereby providing the Company with working capital of approximately $65.7 million. See the discussion under Subsequent Events below.
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
     On September 15, 2005, and without any declaration or notice of default by MLBFS, MLBFS agreed to waive the Company’s compliance with its fixed charge coverage ratio for the trailing 12-months ended June 30, 2005, pursuant to the terms of a letter agreement (the “September 15 Letter Agreement”). Under the terms of the September 15 Letter Agreement, MLBFS waived            the Company’s noncompliance with its Fixed Charge Coverage Ratio at June 30, 2005.
     On September 19, 2005, the Company entered into an Amendment to Loan Documents and Consent Agreement (the “Amendment and Consent”) with MLBFS, pursuant to which the total availability under the Credit Facility was increased from $12 million to $20 million, subject to the terms of the borrowing formula based on eligible trade receivables and inventories, and the term of the Credit Facility was extended from September 30, 2005, to September 30, 2006. In addition, the interest rate was decreased from 2.25% plus the one-month LIBOR rate to 1.75% plus the one-month LIBOR rate and the Company’s Fixed Charge Coverage Ratio on a trailing 12-month basis was set at 1.20 to 1. The Amendment and Consent includes an unused line fee of .375% per annum and prohibits the prepayment of any subordinated debt. Finally, the Amendment and Consent includes MLBFS’s consent to the terms of the Agreement and Plan of Merger with SSG so long as the merger is consummated by January 31, 2006.
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
Subsequent Events
     On July 1, 2005, we completed the acquisition of 53.2% of the outstanding capital stock of SSG from Emerson Radio Corp and Emerson Radio (Hong Kong) Limited for $32 million in cash. SSG is a direct marketer and B2B e-commerce supplier of sporting goods and physical education equipment to the institutional and youth sports marketplaces. Further, on September 8, 2005, we announced that we entered into an Agreement and Plan of Merger pursuant to which the Company will acquire the remaining 46.8% of the capital stock of SSG that it does not already own. Under the terms of the merger agreement, SSG will be merged with and into the Company, with the Company as the surviving corporation. Each SSG stockholder will receive 0.56 shares of our common stock for each share of their SSG common stock. It is estimated that upon the completion of the merger, we will have approximately 12,779,450 shares of our common stock outstanding, and the shares issued in the merger will represent approximately 20% of Collegiate Pacific’s outstanding common stock. SSG’s shares were valued at $6.74 per share for the purpose of determining the exchange ratio, which is the same per share price Collegiate Pacific paid in cash for its purchase of 53.2% of SSG. The results of operations of SSG have not been included in our consolidated financial statements for the fiscal year ended June 30, 2005. See Note 13 in Notes to Consolidated Financial Statements.

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
     In August 2005, we completed the acquisition of substantially all of the operating assets of Team Print from Albert Messier for approximately $1.0 million in cash and the issuance of 53,248 shares of our common stock, which were valued at approximately $550 thousand. Team Print is an embroiderer and screen printer of sports apparel and accessories. Our wholly owned subsidiary, Salkeld & Sons, Inc., employs Mr. Messier. The results of operations of Team Print have not been included in our consolidated financial statements for the fiscal year ended June 30, 2005. See Note 13 in Notes to Consolidated Financial Statements.
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
     Long-lived Assets. We assess the recoverability of the carrying value of long-lived assets periodically. If circumstances suggest that long-lived assets may be impaired, and a review indicates that the carrying value will not be recoverable, the carrying value is reduced to its estimated fair value. As of June 30, 2005, the balance sheet includes approximately $25.7 million of goodwill and intangible assets, net, and $1.5 million of fixed assets, net. The Company has concluded that no impairment exists. Because estimating the recoverability of the carrying value of long-lived assets requires significant management judgment and that our use of different estimates that we reasonably could have used would have an impact on our reported net long-lived assets, we believe that the accounting estimates related to our impairment testing are “critical accounting estimates.” Management of the Company has discussed this critical accounting estimate with the audit committee of our Board of Directors, and the audit committee has reviewed the Company’s disclosure relating to it in this Annual Report on form 10-KSB.
     Accounting for Business Combinations. Whenever we acquire a business, significant estimates are required to complete the accounting for the transaction. We hire independent valuation experts familiar with purchase accounting issues and we work with them to ensure that all identifiable intangibles are properly identified and assigned appropriate values.
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
We have a material amount of goodwill.
          Approximately $25.7 million, or 23.7%, of our total assets as of June 30, 2005, represented intangible assets, the significant majority of which is goodwill. Goodwill is the amount by which the costs of an acquisition accounted for using the purchase method exceeds the fair value of the net assets we acquired. We are required to record goodwill as an intangible asset on our balance sheet. In addition, we are required to evaluate at certain times whether our goodwill and other intangible assets have been impaired. Reductions in our net income caused by the write-down of goodwill or intangible assets could materially adversely affect our results of operations.
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
          Seasonal demand for our products and the budgeting procedures of many of our customers cause our financial results to vary from quarter to quarter. We generally experience lower net sales and higher expenses as a percentage of sales in the second quarter of each fiscal year (October 1 — December 31) due to lower customer demand during those periods of decreased sports activities, adverse weather conditions inhibiting customer demand, holiday seasons, and school recesses, and higher sales and earnings in the remaining quarters of the fiscal year.
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

          Our subsidiaries are not restricted from incurring additional debt or liabilities under the indenture. In addition, we are not restricted from paying dividends or issuing or repurchasing our securities under the indenture. If we or our subsidiaries were to incur additional debt or liabilities, our ability to pay our obligations on the notes could be adversely affected. As of June 30, 2005 we had no amounts borrowed under our revolving line of credit and no other outstanding senior debt, and the aggregate amount of indebtedness and other liabilities of our subsidiaries was approximately $9.7 million (excluding intercompany liabilities which are not required to be recorded on the balance sheet in accordance with accounting principles generally accepted in the United States of America).
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
Conversion of the notes or issuance of additional securities convertible into or exercisable for shares of our common stock could dilute the ownership of existing stockholders.
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
As discussed in Note 1 to the consolidated financial statements referred to above, certain errors resulting in a reduction of net income of $177,532 and $210,475 in 2005 and 2004, respectively, were determined by management to have occurred. Accordingly, the adjustments as described in Note 1 to the consolidated financial statements referred to above have been made to correct the errors.

/s/ Grant Thornton LLP
Dallas, Texas
September 8, 2005, except for paragraphs
9 and 10 of Note 7 as to which the date is
September 19, 2005, and except for Note 1
as to which the date is February 21, 2006

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
	2005	2004
	(As restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,325,716	$7,473,145
Accounts receivable, net of allowance for doubtful accounts of $1,042,496 and $635,531, respectively	18,131,753	10,683,860
Inventories	17,478,805	9,291,863
Current portion of deferred taxes	775,231	193,292
Prepaid income taxes	644,596	—
Prepaid expenses and other current assets	601,439	496,912

Total current assets	77,957,540	28,139,072
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1,294,135 and $870,394, respectively	1,501,096	831,205
DEFERRED DEBT ISSUANCE COSTS, net of accumulated amortization of $392,932 in 2005	3,017,427	—
INTANGIBLE ASSETS, net of accumulated amortization of $853,333 and $339,438, respectively	1,862,606	1,306,500
GOODWILL	23,848,345	15,997,287
DEFERRED INCOME TAXES	—	203,194
OTHER ASSETS, net	409,068	259,011

Total assets	$108,596,082	$46,736,269

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILTIES:
Accounts payable	$9,782,479	$4,983,603
Accrued liabilities	1,724,783	1,283,553
Dividends payable	255,144	247,128
Accrued interest	250,000	—
Current portion of long-term debt	329,867	124,800
Income taxes payable	—	700,850

Total current liabilities	12,342,273	7,339,934
REDEEMABLE COMMON STOCK	—	7,250,000
DEFERRED TAX LIABILITY	700,146	—
LONG-TERM DEBT	50,448,153	73,200
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 10,205,780 and 9,884,142 shares issued and 10,119,754 and 9,798,116 shares outstanding, respectively	102,058	98,842
Additional paid-in capital	41,911,008	31,469,423
Retained earnings	3,749,895	1,162,321
Treasury stock at cost, 86,026 shares	(657,451)	(657,451)

Total stockholders’ equity	45,105,510	32,073,135

Total liabilities and stockholders’ equity	$108,596,082	$46,736,269

The accompanying notes are an integral part of these consolidated financial statements.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the years ended June 30,
	2005	2004
	(As restated)
Net sales	$106,339,351	$39,561,521
Cost of sales	70,385,403	25,605,725

Gross profit	35,953,948	13,955,796

Selling, general and administrative expenses	28,651,112	11,108,820

Operating profit	7,302,836	2,846,977

Other income (expense):
Interest income	580,862	22,388
Interest expense	(2,160,281)	(52,415)
Other	174,644	18,376

Total other expense	(1,404,775)	(11,650)

Income before income taxes	5,898,061	2,835,326

Income tax provision	2,296,989	1,162,108

Net income	$3,601,072	$1,673,218

Weighted average number of shares outstanding:
Basic	10,031,314	6,324,950

Diluted	10,279,185	7,571,910

Net income per share of common stock – basic	$0.36	$0.26

Net income per share of common stock – diluted	$0.35	$0.22

The accompanying notes are an integral part of these consolidated financial statements.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended June 30, 2005 and 2004
(As restated)

			ADDITIONAL
	COMMON STOCK		PAID-IN	RETAINED	TREASURY STOCK
	SHARES	AMOUNT	CAPITAL	EARNINGS	SHARES	AMOUNT	TOTAL
Balances at July 1, 2003	4,308,169	$43,082	$6,387,090	$201,065	80,326	$(616,643)	$6,014,594

Issuance of stock for cash, net of offering costs of $589,721	4,399,161	43,992	21,252,851	—	—	—	21,296,843

Issuance of stock for business acquisitions	1,176,812	11,768	3,829,482	—	—	—	3,841,250

Cash dividends	—	—	—	(711,962)	—	—	(711,962)

Purchase of stock for cash	—	—	—	—	5,700	(40,808)	(40,808)

Net income	—	—	—	1,673,218	—	—	1,673,218

Balances at June 30, 2004	9,884,142	$98,842	$31,469,423	$1,162,321	86,026	$(657,451)	$32,073,135

Issuance of stock for cash	89,850	898	506,389	—	—	—	507,287

Issuance of stock for business acquisitions	231,788	2,318	2,685,196	—	—	—	2,687,514

Redeemable common stock	—	—	7,250,000	—	—	—	7,250,000

Cash dividends	—	—	—	(1,013,498)	—	—	(1,013,498)

Net income	—	—	—	3,601,072	—	—	3,601,072

Balances at June 30, 2005	10,205,780	$102,058	$41,911,008	$3,749,895	86,026	$(657,451)	$45,105,510

The accompanying notes are an integral part of these consolidated financial statements.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2005	2004
	(As restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,601,072	$1,673,218
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation expense	432,206	241,167
Amortization expense	741,661	475,968
Amortization of deferred debt issuance costs	392,932	—
Provision for uncollectible accounts receivable	574,464	194,620
Deferred income taxes	(25,251)	24,545
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(3,598,104)	(1,225,153)
Inventories	(4,255,283)	(1,222,432)
Prepaid expenses and other current assets	43,139	(52,640)
Other assets, net	103,946	(177,239)
Accounts payable	353,115	322,767
Accrued liabilities	119,357	(749,390)
Income taxes payable	(1,345,445)	646,061

Net cash provided by (used in) operating activities:	(2,862,191)	151,492

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(663,808)	(215,611)
Purchases of subsidiaries, net of cash acquired of $218,714 and $798,831, respectively	(9,418,910)	(12,646,829)

Net cash used in investing activities:	(10,082,718)	(12,862,440)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under line of credit	13,374,576	6,571,798
Payments on long-term debt and line of credit	(13,668,543)	(7,436,916)
Proceeds from issuance of 5.75% convertible senior subordinated notes, net of deferred debt issuance costs	46,589,641	—
Purchase of treasury stock	—	(40,808)
Payment of dividends	(1,005,481)	(572,537)
Proceeds from issuance of common stock	507,287	21,296,843

Net cash provided by financing activities:	45,797,480	19,818,380

Increase in cash and cash equivalents	32,852,571	7,107,432
Cash and cash equivalents, beginning of year	7,473,145	365,713

Cash and cash equivalents, end of year	$40,325,716	$7,473,145

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,517,349	$52,415

Cash paid for income taxes	$3,667,686	$480,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES (See Note 3):
Fair value of assets acquired in business acquisitions	$9,781,252	$13,007,064

Liabilities assumed in business acquisitions	$5,524,356	$8,714,750

Promissory notes issued for business acquisitions	$830,000	$250,000

Common stock issued for business acquisitions (231,788 and 1,176,812 shares, respectively)	$2,687,514	$11,091,250

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
     Restatement. As previously disclosed in the CPI Annual Report on Form 10-KSB and previous quarterly reports on Form 10-Q, since February 2005, CPI received and responded to several comment letters from the Staff of the Securities and Exchange Commission’s Division of Corporation Finance. The SEC comments were initiated in conjunction with the SEC’s review of CPI’s Registration Statement on Form S-3, which was filed by CPI on January 24, 2005, as required by the terms of a registration rights agreement CPI entered into with the purchasers of CPI’s convertible senior subordinated notes due 2009. Management reassessed the Company’s purchase accounting for the intangible assets and inventories the Company acquired in connection with acquisitions it completed since January 2004 and determined prior purchase accounting allocations were made incorrectly. The following tables reflect the changes to CPI’s accounting for its acquisitions that have been made to CPI’s previously issued consolidated balance sheets and income statements as of and for the fiscal years ended June 30, 2005 and 2004 and reflected in Notes 2-4, 6, 8 and 12 of the Notes to these consolidated financial statements:
Consolidated Balance Sheet:
Restatement Adjustment
Increase/(Decrease)

	As of June 30,
	2005		2004
Inventories	$32,249		$77,800
Current portion of deferred taxes	34,022		43,878
Prepaid income taxes	146,260		—
Identifiable intangibles	(335,811	)(1)	876,666
Goodwill	(344,110)		(1,311,200)
Deferred tax asset	—		102,382
Non-current deferred tax liability	79,383		—
Retained earnings	(388,007)		(210,474)
Consolidated Income Statement:
Restatement Adjustment
Increase/(Decrease)

	As of June 30,
	2005	2004
Costs of goods sold	$384,250	$233,400
Selling, general and administrative expenses	(93,313)	123,334
Income tax provision	(113,405)	(146,259)
Net income	(177,532)	(210,475)
Earnings per share
Basic	(0.02)	(0.04)
Diluted	(0.02)	(0.03)

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 and 2004
(1)	At June 30, 2005, approximately $1.0 million had been reclassified from goodwill to identifiable intangibles from the 2004 acquisition of Kesslers Sport Shop. This restatement is reclassifying that adjustment as of June 30, 2004, in order to reflect the appropriate amortization expense since the date of acquisition.
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
     Other intangible assets represent the values assigned to customer relationships acquired as part of the Company’s acquisitions of Kesslers, Dixie, OTS and Salkeld. The assets acquired from Dixie are being amortized on a straight-line basis over their estimated useful lives of 10 years and the assets acquired from Kesslers, OTS and Salkeld are being amortized on a double declining value basis over their estimated useful lives of 10 years.
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

	2005	2004
	(As restated)
Net income, as reported	$3,601,072	$1,673,218
Add: stock-based employee compensation expense included in net income	—	—
Deduct: stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,867,001)	(442,403)

Pro forma net income	$1,734,071	$1,230,815

Net income per share common stock:
Basic – as reported	$0.36	$0.26

Basic – pro forma	$0.17	$0.19

Diluted – as reported	$0.35	$0.22

Diluted – pro forma	$0.17	$0.16

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

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 and 2004
     Segment Reporting. The Company and its wholly-owned subsidiaries are all engaged in the business of marketing, manufacturing and distributing sporting goods and equipment, soft good athletic apparel and footwear products, physical education, recreational and leisure products to the institutional market in the United States. The Company’s operations consist of two operating segments, which the Company refers to as the Catalog Group and the Team Dealer Group. The segments meet the aggregation criteria of paragraph 17 of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” and accordingly, for disclosure purposes, has aggregated its operating segments into one reportable operating segment. Both of the Company’s operating segments offer the same line of products, which are acquired from the same resources, to a common customer base.
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

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 and 2004
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20, “Accounting Changes”, and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). SFAS 154 will require companies to account for and apply changes in accounting principles retrospectively to prior periods’ financial statements instead of recording a cumulative effect adjustment within the period of the change, unless it is impracticable to determine the effects of the change to each period being presented. SFAS 154 is effective for accounting changes made in annual periods beginning after December 15, 2005, and accordingly, adoption of this statement for new accounting provisions is required for the Company’s fiscal year beginning July 1, 2006. The adoption of this statement is not expected to have a material effect on the financial condition or results of operations of the Company.
3. Business Combinations (as restated):
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
     On April 1, 2004, the Company completed its acquisition of substantially all of the operating assets of Kesslers Sport Shop, Inc., an Indiana corporation. Under the terms of the purchase agreement, the Company paid Kesslers $19.8 million for substantially all of its operating assets. The payment consisted of $6.5 million in cash, which included a $250 thousand holdback that was paid in fiscal 2005, and 906,250 shares of Collegiate Pacific’s common stock (the “Shares”) valued at $8.6 million, which was based on the average closing price of the Company’s common stock three days before and three days after the date the acquisition was announced. The Company also paid certain liabilities of Kesslers at closing in the approximate amount of $4.7 million and assumed certain other specified liabilities of Kesslers related to the acquired operating assets. The Company also agreed to register all of the Shares for resale with the Securities and Exchange Commission. The registration statement was effective on August 20, 2004. Additionally, so long as Kesslers and its stockholders comply with the applicable provisions of the purchase agreement, the Company is required to either (a) repurchase from Kesslers or its stockholders, as the case may be, for cash any of the Shares that have not been sold by Kesslers prior to the second anniversary of the effective date of the registration statement (August 20, 2006) covering the Shares for a per share price of $8.00 (the same per share price used to determine the number of Shares issued at closing) or (b) if all of the Shares have been sold as of the second anniversary of the effective date of the

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 and 2004
registration statement covering the Shares, pay Kesslers an amount in cash equal to the difference between $7.25 million and the total sales proceeds received by Kesslers from the sale of the Shares. The Company’s wholly-owned subsidiary, Kesslers, employs the former Kesslers management team.
     The acquisition of substantially all of the assets of Kesslers was accounted for using the purchase method of accounting, and accordingly, the net assets and results of operations of Kesslers have been included in the Company’s consolidated financial statements since the date of acquisition. Identifiable intangible assets acquired include customer relationships valued at $1.07 million, which are being amortized on a double declining value basis over their estimated useful lives of 10 years, and contractual backlog valued at $140,000, which is being amortized on a straight-line basis over its estimated useful life of 3 months. The purchase price was allocated to assets acquired, which included the identifiable intangible assets, and liabilities assumed based on their respective estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill in the amount of $10,646,386. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the goodwill associated with this acquisition is not being amortized but will be tested annually for impairment.
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
     On July 26, 2004, the Company completed its acquisition of all of the outstanding capital stock of Dixie. Dixie is a supplier of soft goods and sporting goods equipment throughout the Mid-Atlantic United States. The Company paid the former stockholders of Dixie a total of approximately $7.0 million, which consisted of $4.0 million in cash, $0.5 million in promissory notes, up to an additional $1.0 million in the form of an earnout if the net income of Dixie exceeds certain target levels in the 17-month period ending December 31, 2005, and 148,662 shares of the Company’s common stock valued at $1.5 million, which was based on the average closing price of the Company’s common stock three days before and three days after the date the acquisition was announced. The Company’s wholly-owned subsidiary, Dixie, employs the former Dixie management team.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 and 2004
     The acquisition of Dixie was accounted for using the purchase method of accounting, and accordingly, the net assets and results of operations of Dixie have been included in the Company’s consolidated financial statements since the date of acquisition. Identifiable intangible assets acquired include customer relationships valued at $57,000 and contractual backlog valued at $10,500, which are being amortized on a straight-line basis over their estimated useful lives of 10 years and 3 months, respectively. The purchase price was allocated to assets acquired, which included the identifiable intangible asset, and liabilities assumed based on their respective estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill in the amount of $3,057,857. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the goodwill associated with this acquisition is not being amortized but will be tested annually for impairment.
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
     The acquisition of OTS was accounted for using the purchase method of accounting, and accordingly, the net assets and results of operations of OTS have been included in the Company’s consolidated financial statements since the date of acquisition. Identifiable intangible assets acquired include customer relationships valued at $363,000, which are being amortized on a double declining value basis over their estimated useful lives of 10 years, and contractual backlog valued at $13,500, which is being amortized on a straight-line basis over its estimated useful life of 3 months. The purchase price was allocated to assets acquired, which includes the identifiable intangible assets, and liabilities assumed based on their respective estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill in the amount of $3,116,734. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the goodwill associated with this acquisition is not being amortized but will be tested annually for impairment.
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
     The acquisition of Salkeld was accounted for using the purchase method of accounting, and accordingly, the net assets and results of operations of Salkeld have been included in the Company’s consolidated financial statements since the date of acquisition. Identifiable intangible assets acquired include customer relationships valued at $433,000, which are being amortized on a double declining value basis over their estimated useful lives of 10 years, and contractual backlog valued at $41,600, which is being amortized on a straight-line basis over its estimated useful life of 3 months. The purchase price was allocated to assets acquired, which includes the identifiable intangible assets, and liabilities assumed based on their respective estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill in the amount of $1,668,005. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the goodwill associated with this acquisition is not being amortized but will be tested annually for impairment.
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
     During fiscal 2005, the Company completed additional immaterial acquisitions for total consideration of $312 thousand cash.
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
     The following table summarizes the estimated fair value of the assets acquired and liabilities assumed related to the acquisitions completed during the years ended June 30, 2005 and 2004:

	2005	2004
Current assets	$9,288,515	$12,620,187
Property and equipment	438,291	315,706
Other assets	54,446	71,171
Intangible assets	918,600	1,210,000
Goodwill	7,886,103	15,312,367

Total assets acquired	$18,585,955	$29,529,431

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 and 2004

	2005	2004
Current liabilities	$5,142,888	$4,016,749
Non-current liabilities	381,468	4,698,001

Total liabilities assumed	$5,524,356	$8,714,750

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

	2005	2004
	(unaudited pro forma)
Net sales	$116,679,993	$101,307,896
Net income	$3,932,665	$3,040,766
Net income per share of common stock:
Basic	$0.39	$0.48

Diluted	$0.38	$0.40

4. Inventories (as restated)
     Inventories at June 30, 2005 and 2004 consisted of the following:

	2005	2004
	(As restated)
Raw materials	$515,508	$457,337
Work in progress	75,450	115,223
Finished goods	16,887,847	8,719,303

Inventories	$17,478,805	$9,291,863

5. Property and Equipment:
     Property and equipment at June 30, 2005 and 2004 consisted of the following:

	Estimated
	Useful Lives
	(Years)	2005	2004
Office equipment	3 — 7	$496,588	$535,093
Furniture and fixtures	3 — 7	862,611	614,920
Warehouse and manufacturing equipment	5 — 10	551,309	452,038
Leasehold improvements	5	492,204	—
Vehicles	7	392,519	99,548

Total property and equipment		2,795,231	1,701,599
Less: accumulated depreciation		(1,294,135)	(870,394)

Property and equipment, net		$1,501,096	$831,205

     In fiscal 2005, the Company retired various assets that resulted in a reduction in accumulated depreciation in the amount of approximately $5,555.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 and 2004
6. Intangible Assets (as restated):
     Intangible assets at June 30, 2005 and 2004 consisted of the following:

	2005		2004
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Value	Amortization	Value	Amortization
Amortizable intangible assets
License agreements	$235,429	$172,961	$235,429	$145,938
Trademarks	343,142	152,384	330,642	130,133
Customer relationships	1,923,000	323,833	1,070,000	53,500
Contractual backlog	205,600	195,200	140,000	140,000
Other	8,768	8,955	—	—

Total amortizable intangible assets	$2,715,939	$853,333	$1,776,071	$469,571

Intangible assets not subject to amortization
Goodwill	$23,848,345	$—	$15,997,287	$—

     Amortization expense related to intangible assets totaled $375,947 and $242,565 during the years ended June 30, 2005 and 2004, respectively. The aggregate estimated amortization expense for intangible assets for each of the years ending June 30 is as follows:

Year Ending June 30,
2006	$366,072
2007	304,120
2008	231,997
2009	173,640
2010	155,128
Thereafter	631,649

Total	$1,862,606

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
     On September 15, 2005, and without any declaration or notice of default by MLBFS, MLBFS agreed to waive the Company’s compliance with its fixed charge coverage ratio for the trailing 12-months ended June 30, 2005, and amend the ratio pursuant to the terms of a letter agreement (the “September 15 Letter Agreement”). Under the terms of the September 15 Letter Agreement, MLBFS waived the Company’s noncompliance with its Fixed Charge Coverage Ratio at June 30, 2005.
     On September 19, 2005, the Company entered into an Amendment to Loan Documents and Consent Agreement (the “Amendment and Consent”) with MLBFS, pursuant to which the total availability under the Credit Facility was increased from $12 million to $20 million, subject to the terms of the borrowing formula based on eligible trade receivables and inventories and the term of the Credit Facility was extended from September 30, 2005 to September 30, 2006. In addition, the interest rate was decreased from 2.25% plus the one-month LIBOR rate to 1.75% plus the one-month LIBOR rate and the Company’s Fixed Charge Coverage Ratio on a trailing 12-month basis was set at 1.20 to 1. The Amendment and Consent includes an unused line fee of .375% per annum and prohibits the prepayment of any subordinated debt. Finally, the Amendment and Consent includes MLBFS’s consent to the terms of the Agreement and Plan of Merger with Sport Supply Group so long as the merger is consummated by January 31, 2006.
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
     Future payments on long-term debt are as follows:

Year Ending June 30,
2006	$329,867
2007	196,210
2008	100,000
2009	100,000
2010	50,051,943
Thereafter	—

Total future payments	$50,778,020

8. Income Taxes (as restated):
     The temporary differences that give rise to the deferred tax assets or liabilities at June 30, 2005 and 2004 are as follows:

	2005	2004
Deferred tax assets attributed to:
Accounts receivable	$452,977	$77,439
Inventories	395,161	131,716

Net operating loss carry-forwards	105,696	147,664
Compensation accruals	49,303	29,464
Intangible assets	—	57,594
Accrued expenses	42,313	—
Other	8,389	8,256

Total deferred tax assets	1,053,839	452,133
Deferred tax liabilities attributed to:
Property and equipment	(221,763)	(55,647)
Intangible assets	(756,991)	—

Total deferred tax liabilities	(978,754)	(55,647)

Net deferred taxes	$75,085	$396,486

     Deferred tax assets and liabilities at June 30, 2005 and 2004 are as follows:

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 and 2004

	2005	2004
Current deferred tax asset	$775,231	$193,292
Non-current deferred tax asset	—	203,194
Non-current deferred tax liability	(700,146)	—

Balance at end of period	$75,085	$396,486

     The provision for income taxes for the years ended June 30, 2005 and 2004 consists of the following:

	2005	2004
Federal
Current	$1,999,429	$1,213,918
Deferred	(132,155)	(289,278)
State
Current	468,648	264,603
Deferred	(38,933)	(27,135)

Total provision for income taxes	$2,296,989	$1,162,108

     Following is a reconciliation of income taxes at the federal statutory rate to income tax provision for the years ended June 30, 2005 and 2004:

	2005	2004
Tax expense at the federal statutory rate	$2,005,341	$964,010
State income taxes, net of federal benefit	283,612	210,848
Other	8,036	12,750

Income tax provision	$2,296,989	$1,162,108

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
     During the fourth quarter of fiscal 2005, the Company recorded an adjustment to income tax expense in the amount of approximately $148 thousand to adjust the year-to-date provision for taxes to the Company’s annual effective tax rate of 39%.
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

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 and 2004
     The following table summarizes additional information about stock options at June 30, 2005:

	Outstanding			Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
		Life	Exercise		Exercise
Exercise price	Shares	(In Years)	Price	Shares	Price
$3.89 – $4.81	122,500	5.9	$3.91	122,500	$3.91
$4.90 – $6.13	323,750	5.6	$5.85	323,750	$5.85
$9.38	31,500	3.5	$9.38	31,500	$9.38
$8.73 – $9.73	482,800	9.0	$9.29	304,800	$9.33
$10.70 – $14.34	210,000	9.5	$13.67	210,000	$13.67

	1,170,550			992,550

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
     Future minimum lease commitments on all operating leases with terms in excess of one year are as follows:

Year Ending June 30,
2006	$1,347,181
2007	1,209,294
2008	838,482
2009	471,792
2010	157,627
Thereafter	–

Total minimum future lease payments	$4,024,376

12. Income Per Share (as restated):
     Summarized basic and diluted income per common share for the years ended June 30, 2005 and 2004 are as follows:

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 and 2004

		2005			2004
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic income per share	$3,601,072	10,031,314	$0.36	$1,673,218	6,324,950	$0.26
Effect of dilutive options and warrants	—	247,871	(0.01)	—	1,246,960	(0.04)

Diluted income per share	$3,601,072	10,279,185	$0.35	$1,673,218	7,571,910	$0.22

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

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 and 2004
ITEM 8A. CONTROLS AND PROCEDURES.
          (a) Evaluation of Disclosure Controls and Procedures. An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in §240.13a–15(e) or §240.15d–15(e) of the General Rules and Regulations of the Securities Exchange Act of 1934, as amended (the “1934 Act)) as of the end of the period covered by this Annual Report. Based on that evaluation, management, including the CEO and CFO, has concluded that, as of June 30, 2005, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports that the Company files or submits under the 1934 Act has been recorded, processed, summarized and reported in accordance with the rules and forms of the Securities and Exchange Commission, due to the identification of a material weakness in internal control over financial reporting related to the Company’s purchase accounting for the intangible assets and inventories the Company acquired in connection with acquisitions since January 2004.
          The Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005 was filed with the Securities and Exchange Commission on September 19, 2005. Subsequent to the filing of the Form 10-KSB, management identified errors in the Company’s purchase accounting for acquired identifiable intangible assets and inventories for the fiscal years ended June 30, 2004 and 2005, whereby the amortization expense and costs of goods sold during those periods were understated by approximately $357 thousand (after-tax $210 thousand), or ($0.03) per share, and by approximately $291 thousand (after-tax $178 thousand), or ($0.02) per share, respectively. As a result, the Company restated its 2004 and 2005 financial statements to correct these errors.
          (b) Changes in Internal Controls Over Financial Reporting. Other than the matters described in this Item 8A(b), there was no change to the Company’s internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
          During the fiscal quarter ended December 31, 2005, the Company initiated activities to remediate the internal control issues identified at the Company with respect to its purchase accounting in accordance with GAAP for all acquired identifiable intangible assets and inventories, which included, but were not limited to, the addition of accounting personnel that have more experience in purchase accounting and reporting than such personnel previously performing those functions, the strengthening of processes to accumulate, analyze and record all required data to effectively apply purchase accounting, and the engagement of independent valuation experts intimately familiar with requirements for allocating purchase price to various intangible assets. Management believes that the processes that have been implemented are adequate to remedy the control deficiencies identified.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.
(a) The documents set forth below, numbered in accordance with Item 601 of Regulation S-B, are filed herewith or incorporated herein by reference to the location indicated.

Exhibit
Number	Description	Location
23	Consent of Grant Thornton LLP.*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLLEGIATE PACIFIC INC.

February 21, 2006	By:	/s/ Michael J. Blumenfeld
Michael J. Blumenfeld,
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 21, 2006.

Signature	Capacity

/s/ Michael J. Blumenfeld	Chairman of the Board and

Michael J. Blumenfeld	Chief Executive Officer

/s/ Adam Blumenfeld	President and Director

Adam Blumenfeld

/s/ William R. Estill	Chief Financial Officer,

William R. Estill	Secretary and Treasurer (Principal Accounting and Financial Officer)

/s/ Jeff Davidowitz	Director

Jeff Davidowitz

/s/ Robert W. Hampton	Director

Robert W. Hampton

/s/ William H. Watkins, Jr.	Director

William H. Watkins, Jr.

EXHIBIT INDEX

Exhibit
Number	Description	Location
23	Consent of Grant Thornton LLP.*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith
**	Furnished herewith