Form 10-Q/A
period 2005-09-30
COLLEGIATE PACIFIC INC
filed 2006-02-21
CIK 828747

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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     As of November 21, 2005, there were 10,183,493 shares of the issuer’s common stock outstanding.

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-Q amends certain items of the Quarterly Report on Form 10-Q of Collegiate Pacific Inc. (collectively, the “Company” or Collegiate Pacific”) for the fiscal quarter ended September 30, 2005, as filed with the Securities Exchange Commission on November 24, 2005 (the “Original Quarterly Report”) and presents in its entirety those affected items of the Original Quarterly Report, as amended. These amended items restate the Company’s condensed consolidated financial statements previously filed in the Original Quarterly Report. This Form 10-Q/A does not reflect events occurring after the filing of the Original Quarterly Report or modify or update those disclosures affected by subsequent events, except as discussed in Item 4 with respect to changes in internal controls over financial reporting during the fiscal quarter ended December 31, 2005.
     As previously disclosed in the Original Quarterly Report, since February 2005, the Company received and responded to several comment letters from the Staff of the Securities and Exchange Commission’s Division of Corporation Finance. The SEC comments were initiated in conjunction with the SEC’s review of the Company’s Registration Statement on Form S-3, which was filed by the Company on January 24, 2005, as required by the terms of a registration rights agreement the Company entered into with the purchasers of the Company’s convertible senior subordinated notes due 2009. Management reassessed the Company’s purchase accounting for the intangible assets, inventories and deferred advertising costs the Company acquired in connection with acquisitions it completed since January 2004 and determined prior purchase accounting allocations were made incorrectly. The Company has also amended its Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005 (the “Amended Annual Report”). Please see the Amended Annual Report for additional discussion regarding these adjustments. Collegiate Pacific has filed this Amendment No.1 on Form 10-Q/A for the fiscal quarter ended September 30, 2005, to amend and restate the following Items of the Original Quarterly Report:
Under Part I, the Company has amended and restated Item 1. Consolidated Financial Statements (Unaudited), Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 4 Controls and Procedures. As a result of these adjustments, the Company’s reported net income for the fiscal quarter ended September 30, 2005, increased by approximately $90 thousand (after-tax $50 thousand), which had no effect on earnings per share of the period, and for the fiscal quarter ended September 30, 2004, decreased by approximately $260 thousand (after-tax $195 thousand), or ($0.02) per share. These adjustments are reflected in the Company’s restated unaudited financial statements included in Item 1 below.
     In addition, pursuant to rule 12b-15 of the Securities Exchange Act of 1934, the Exhibit Index in Item 6 is also amended to reflect the inclusion of updated certifications of certain executive officers. Except as described above, the information contained in the Original Annual Report has not been updated or amended.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2005	2005
	(Unaudited)
	(As restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,021,097	$40,325,716
Accounts receivable, net of allowance for doubtful accounts of $1,238,074 and $1,042,496, respectively	41,157,951	18,131,753
Inventories	32,095,020	17,478,805
Current portion of deferred taxes	773,438	775,231
Prepaid income taxes	—	644,596
Prepaid expenses and other current assets	1,940,143	601,439

Total current assets	83,987,649	77,957,540
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1,570,932 and $1,294,135, respectively	10,359,848	1,501,096
DEFERRED DEBT ISSUANCE COSTS, net of accumulated amortization of $563,730 and $392,932, respectively	2,846,629	3,017,427
INTANGIBLE ASSETS, net of accumulated amortization of $1,235,308 and $853,333, respectively	10,073,956	1,862,606
GOODWILL	37,431,390	23,848,345
OTHER ASSETS, net	642,235	409,068

Total assets	$145,341,707	$108,596,082

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$20,360,806	$9,782,479
Accrued liabilities	5,770,911	1,724,783
Dividends payable	255,744	255,144
Accrued interest	1,012,847	250,000
Current portion of long-term debt	273,667	329,867
Income taxes payable	988,855	—

Total current liabilities	28,662,830	12,342,273
DEFERRED TAX LIABILITY	567,041	700,146
LONG-TERM DEBT	53,888,001	50,448,153
MINORITY INTEREST IN SUBSIDIARY	14,032,999
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 10,268,228 and 10,205,780 shares issued and 10,128,954 and 10,119,754 shares outstanding, respectively	102,682	102,058
Additional paid-in capital	42,676,566	41,911,008
Retained earnings	6,069,039	3,749,895
Treasury stock at cost, 86,026 shares	(657,451)	(657,451)

Total stockholders’ equity	48,190,836	45,105,510

Total liabilities and stockholders’ equity	$145,341,707	$108,596,082

The accompanying notes are an integral part of these financial statements.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	September 30,
	2005	2004
	(As restated)
Net sales	$65,274,896	$27,710,288
Cost of sales	43,960,401	18,583,587

Gross profit	21,314,495	9,126,701
Selling, general and administrative expenses	15,735,725	5,954,405

Operating profit	5,578,770	3,172,296

Other income (expense):
Interest income	46,222	15,445
Interest expense	(998,861)	(6,856)
Other income	24,649	49,379

Total other income (expense)	(927,990)	57,968

Income before minority interest in net income of consolidated subsidiary and income taxes	4,650,780	3,230,264
Minority interest in net income of consolidated subsidiary	425,642	—

Income before incomes taxes	4,225,138	3,230,264
Income tax provision	1,650,250	1,353,709

Net income	$2,574,888	$1,876,555

Weighted average number of shares outstanding:
Basic	10,124,387	9,908,227

Diluted	14,068,662	10,102,793

Net income per share common stock — basic	$0.25	$0.19

Net income per share common stock — diluted	$0.22	$0.19

The accompanying notes are an integral part of these financial statements.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30,
	2005	2004
	(As restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,574,888	$1,876,555
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Provision for uncollectible accounts receivable	314,720	120,429
Depreciation expense	342,436	90,392
Amortization expense	1,331,424	143,532
Amortization of deferred debt issuance costs	170,798	—
Gain/loss on sale of property and equipment	—	2,723

Deferred taxes	(131,312)	(66,620)
Stock based compensation expense	59,761	—
Minority interest in consolidated subsidiary	425,642	—
Changes in operating assets and liabilities (net of acquisitions):
(Increase) in accounts receivable	(12,279,096)	(5,998,163)
Decrease in inventories	2,679,478	251,291
(Increase) in prepaid expenses and other current assets	(989,135)	(239,490)
Decrease in other assets, net	77,894	214,886
Increase in accounts payable	4,220,952	2,445,381
Increase (decrease) in accrued expenses	(150,276)	(71,986)
Increase in taxes payable	1,633,450	699,241

Net cash provided by (used in) operating activities:	281,624	(531,829)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(172,107)	(151,415)
Cash used in business acquisitions, net of cash acquired of $863,887 and $187,508 respectively	(32,706,485)	(3,712,492)

Net cash (used in) investing activities:	(32,878,592)	(3,863,907)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank line of credit	29,539,865	7,718,951
Payments on notes payable and line of credit	(29,075,571)	(7,257,385)
Payment of dividends	(255,144)	(247,128)
Proceeds from issuance of common stock	83,199	49,014

Net cash provided by financing activities:	292,349	263,452

Net change in cash	(32,304,619)	(4,132,284)
Cash at beginning of period	40,325,716	7,473,145

Cash at end of period	$8,021,097	$3,340,861

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$59,401	$6,856

Cash paid for income taxes	$10,799	$721,089

Cash (refunded) for income taxes	$(133,130)	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Fair value of assets acquired in business acquisitions	$40,830,353	$5,992,530

Liabilities assumed in business acquisitions	$26,825,986	$3,034,831

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
     Restatement. As previously disclosed in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005 and previous quarterly reports on Form 10-Q, since February 2005, the Company received and responded to several comment letters from the Staff of the Securities and Exchange Commission’s Division of Corporation Finance. The SEC comments were initiated in conjunction with the SEC’s review of the Company’s Registration Statement on Form S-3, which was filed by the Company on January 24, 2005, as required by the terms of a registration rights agreement the Company entered into with the purchasers of the Company’s convertible senior subordinated notes due 2009. The following tables reflect the changes to the Company’s accounting for its acquisitions that have been made to the Company’s previously issued consolidated balance sheets and income statements as of and for the fiscal quarter ended September 30, 2005, and fiscal year ended June 30, 2005.
Consolidated Balance Sheet:

Restatement Adjustment
Increase/(Decrease)	As of
	September 30,	June 30,
	2005	2005
Inventories	$316,390	$32,249
Current portion of deferred taxes	23,360	34,022
Prepaid income taxes	—	146,260
Prepaid expenses and other current assets	(879,255)	—
Identifiable intangibles	(224,155)	(335,811)
Goodwill	229,355	(344,110)
Corporate taxes payable	146,260	—
Non-current deferred tax liability	54,507	79,383
Retained earnings	(333,538)	(388,007)

Consolidated Income Statement:

Restatement Adjustment	For the three months Ended
Increase/(Decrease)	September 30,
	2005	2004
Costs of goods sold	$(284,140)	$266,350
Selling, general and administrative expenses	194,133	(4,409)
Income tax provision	35,539	(66,621)
Net income	54,468	(195,320)
Earnings per share
Basic	—	(0.02)
Diluted	—	(0.02)
     The information contained in the financial statements and the notes thereto reflect only the adjustments described in this section of Note 1 and do not reflect events occurring after November 21, 2005, the date the Company filed its original Quarterly Report on Form 10-Q, or modify or update those disclosures that have been affected by subsequent events.
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
     The acquisition of Dixie was accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of Dixie have been included in the Company’s consolidated financial statements since the date of acquisition. Assets acquired included customer relationships valued at $57 thousand and contractual backlog intangible asset in the amount of $10 thousand, which was amortized on a straight-line basis over their estimated useful lives of 10 years and 3 months, respectively. The purchase price was allocated to assets acquired, which included the identified intangible asset, and liabilities assumed, based on their respective estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill in the amount of $4.2 million. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the goodwill associated with this acquisition is not being amortized, but will be tested annually for impairment.
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
     On December 10, 2004, the Company completed its acquisition of all of the outstanding capital stock of Orlando Team Sports (“OTS”). OTS is a supplier of soft goods and sporting goods equipment in the State of Florida. The Company paid the former OTS stockholders a total of approximately $3.7 million, which consisted of $1.8 million in cash, $100 thousand in a promissory note, and 83,126 shares of the Company’s common stock valued at $1.2 million, which was based on the average closing price of the Company’s common stock three days before and three days after the date the acquisition was announced. The Company also paid certain liabilities of OTS at closing in the approximate amount of $600 thousand. The Company entered into a lease with McWeeney Smith Partnership (the “Partnership”) for its 12,000 square foot warehouse and distribution facility in Sanford, Florida. The former OTS stockholders are partners in the Partnership. The term of the lease runs through July 2010, and the monthly rental rate is approximately $6,400. The Company’s wholly owned subsidiary, OTS, employs the former OTS management team.
     The acquisition of OTS was accounted for using the purchase method of accounting, and accordingly, the net assets and results of operations of OTS have been included in the Company’s consolidated financial statements since the date of acquisition. Identifiable intangible assets acquired include customer relationships valued at $363 thousand, which are being amortized on a double declining value basis over their estimated useful lives of 10 years, and contractual backlog valued at $13 thousand, which are being amortized on a straight-line basis over an estimated useful life of 3 months. The purchase price was allocated to assets acquired, which includes the identifiable intangible assets, and liabilities assumed based on their respective estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill in the amount of $3.0 million. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the goodwill associated with this acquisition is not being amortized but will be tested annually for impairment.
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
     The acquisition of Salkeld was accounted for using the purchase method of accounting, and accordingly, the net assets and results of operations of Salkeld have been included in the Company’s consolidated financial statements since the date of acquisition. Identifiable intangible assets acquired include customer relationships valued at $433 thousand, which are being amortized on a double declining value basis over their estimated useful lives of 10 years, and contractual backlog valued at $42 thousand, which is being amortized on a straight-line basis over an estimated useful life of 3 months. The purchase price was allocated to assets acquired, which includes the identifiable intangible assets, and liabilities assumed based on their respective estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill in the amount of approximately $1.8 million. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the goodwill associated with this acquisition is not being amortized but will be tested annually for impairment.
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
     The acquisition of SSG was accounted for using the purchase method of accounting, and accordingly, the net assets and results of operations of SSG have been included in the Company’s consolidated financial statements since the date of acquisition. The purchase price was allocated to assets acquired of approximately $40.5 million, plus identifiable intangible assets acquired, which included $3.2 million for non-compete agreements, $1.3 million for customer relationships, $660 thousand for a customer database, $327 thousand for significant contracts, $221 thousand for contractual backlog, $43 thousand for photo library and $14 thousand for bid database calendar and liabilities assumed based on their respective estimated fair values of approximately $26.8 million at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill in the amount of approximately $11.9 million. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the goodwill associated with this acquisition is not being amortized but will be tested annually for impairment.

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

	For the Three Months Ended
	September 30,
	2005	2004
Net sales	$65,404,040	$57,008,482

Net income	$2,586,469	$2,361,768

Net income per share common stock:
Basic	$0.26	$0.24

Diluted	$0.22	$0.23

3.	Net Sales:
     The Company’s net sales to external customers are attributable to sales of sporting goods equipment and soft goods. The following table details the Company’s consolidated net sales by these product lines for the three months ended September 30, 2005, and 2004:

	For the Three Months Ended
	September 30,
	2005	2004
Sporting goods equipment	$42,304,640	$17,819,734
Soft good athletic apparel and footwear	22,970,256	9,890,554

Net sales	$65,274,896	$27,710,288

4.	Inventories:
     Inventories at September 30, 2005 and June 30, 2005 consisted of the following:

	September 30,	June 30,
	2005	2005
	(As restated)
Raw materials	$1,958,101	$515,508
Work in progress	133,713	75,450
Finished goods	30,003,206	16,887,847

Inventories	$32,095,020	$17,478,805

5.	Allowance for Doubtful Accounts:
     Changes in the Company’s allowance for doubtful accounts for the three months ended September 30, 2005 and the fiscal year ended June 30, 2005 are as follows:

	September 30,	June 30,
	2005	2005
Balance at beginning of period	$1,042,496	$635,531
Provision for uncollectible accounts receivable	314,720	574,464
Effect of business acquisitions	—	264,515
Accounts written off, net of recoveries	(119,142)	(432,014)

Balance at end of period	$1,238,074	$1,042,496

6.	Income Per Share (As restated):
     Summarized basic and diluted income per share are as follows:

	For the Three Months Ended
	September 30,
	2005		2004
Net income available to common stockholders — basic	$2,574,888		$1,876,555
Add: Income impact of convertible bonds if converted	562,054		—

Net income available to common stockholders — diluted	$3,136,942		$1,876,555

Weighted average common shares — basic	10,124,387		9,908,227
Effect of dilutive options	531,306		194,566
Effect of convertible bonds if converted	3,412,969		—

Weighted average common shares — diluted	14,068,662		10,102,793

Net income per share — basic	$0.25		$0.19

Net income per share — diluted	$0.22		$0.19

Options excluded from computation because their effect was antidilutive	192,000	(1)	—

(1)	For the three months ended September 30, 2005, 192,000 shares related to “out of the money” outstanding stock options were not included in the calculation of fully diluted earnings per share since the effect of those options would be antidilutive.
7.	Stock Based Compensation:
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
     For the quarter ended September 30, 2005, the Company recorded $59,761 for stock-based compensation expense related to vested stock options previously granted. This amount is recorded in selling, general and administrative expense. The financial statement impact of recording $59,761 of stock-based compensation expense in the three months ended September 30, 2005 is as follows:

Income from continuing operations	$59,761
Income before income taxes	$59,761
Net income	$36,473
Net income per common share — basic	$0.00

Net income per common share — diluted	$0.00
Cash flows from operating activities	$—
Cash flows from financing activities	$—
     At September 30, 2005, there was no unrecognized compensation cost related to unvested stock options remaining to be recognized. There were no excess tax benefits from the exercise of stock options in the first quarter of fiscal 2006 or 2005.

For the Three Months Ended
September 30,
2004
(As restated)
Net income, as reported	$1,876,555
Add: stock-based employee compensation expense included in net income	—
Deduct: stock-based employee compensation expense determined using the fair value based method for all awards, net of related tax effects	(196,655)

Pro forma income	$1,679,900

Net income per share common stock:

As reported:
Basic	$0.19

Diluted	$0.19

Pro forma:
Basic	$0.17

Diluted	$0.17

     The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: expected average volatility of 34.0% to 35.0%; risk free interest rate of 3.41% to 3.99%; dividend yield of 1.0% to 1.1%; and expected lives of five years.

8.	Intangible Assets (As restated):
     Intangible assets at September 30, 2005 and June 30, 2005 consisted of the following:

		September 30, 2005	June 30, 2005
	Asset	Gross	Gross
	Life	Carrying	Carrying
	(years)	Value	Value
Amortizable intangible assets:
License agreements	3-10	$235,429	$235,429
Trademarks	10-indefinite	2,949,642	343,142
Non-compete agreements	10	3,200,000	—
Customer relationships	10	3,343,000	1,923,000
Contractual backlog	0.25	426,600	205,600
Customer database	3	660,000	—

		September 30, 2005	June 30, 2005
	Asset	Gross	Gross
	Life	Carrying	Carrying
	(years)	Value	Value
Significant contracts	5	327,000	—
Other	3	167,593	8,768

Total amortizable intangible assets		11,309,264	2,715,939
Accumulated amortization		(1,235,308)	(853,333)

Intangible assets, net		$10,073,956	$1,862,606

Intangible assets not subject to amortization:
Goodwill — 6/30/05 balance		$23,848,345
Additions — SSG and Team Print acquisitions		13,115,685
Adjustments to identifiable intangibles of previous acquisitions		467,360

Goodwill — 9/30/05		$37,431,390

9.	Recent Accounting Pronouncements:
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
Consolidated Results of Operations
     The following table compares selected financial data from the Condensed Consolidated Statements of Income for the three months ended September 30, 2005 and 2004:

	For the Three Months Ended
	September 30,
			Increase/(Decrease)
	2005	2004	Dollars	Percentage
Net sales	$65,275	$27,710	$37,565	135.6%
Gross profit	21,314	9,127	12,187	133.5%
Operating profit	5,579	3,172	2,407	75.8%
Net Income	$2,575	$1,877	698	37.2%
Earnings per share — basic	$0.25	$0.19	$0.06	31.6%
Earnings per share — diluted	$0.22	$0.19	$0.03	15.8%

Expressed as a percentage of net sales:	2005	2004
Gross profit Margin	32.7%	32.9%
Selling, general and administrative expenses	24.1%	21.5%
Operating profit	8.5%	11.4%
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
     The acquisition of Dixie was accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of Dixie have been included in the Company’s consolidated financial statements since the date of acquisition. Assets acquired included customer relationships at $57 thousand and a contractual backlog intangible asset in the amount of $11 thousand, which are being amortized on a straight-line basis over their estimated useful lives of 10 years and 3 months, respectively. The purchase price was allocated to assets acquired, which included the identified intangible asset, and liabilities assumed, based on their respective estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill in the amount of $3.9 million. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets,” the goodwill associated with this acquisition is not being amortized, but will be tested annually for impairment.
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
     The acquisition of OTS was accounted for using the purchase method of accounting, and accordingly, the net assets and results of operations of OTS have been included in our consolidated financial statements since the date of acquisition. Identifiable intangible assets acquired include customer relationships valued at $363 thousand and contractual backlog valued at $13 thousand, which are being amortized on a double declining value basis over their estimated useful lives of 10 years and straight line over 3 months, respectively. The purchase price was allocated to assets acquired, which includes the identifiable intangible assets, and liabilities assumed based on their respective estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill in the amount of approximately $3.0 million. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the goodwill associated with this acquisition is not being amortized but will be tested annually for impairment.
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
     The acquisition of Salkeld was accounted for using the purchase method of accounting, and accordingly, the net assets and results of operations of Salkeld have been included in the Company’s consolidated financial statements since the date of acquisition. Identifiable intangible assets acquired include customer relationships valued at $433 thousand and contractual backlog valued at $42 thousand, which are being amortized on a double declining value basis over their estimated useful lives of 10 years and straight line over 3 months, respectively. The purchase price was allocated to assets acquired, which includes the identifiable intangible assets, and liabilities assumed based on their respective estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill in the amount of $1.7 million. In accordance with SFAS No. 142,

“Goodwill and Other Intangible Assets,” the goodwill associated with this acquisition is not being amortized but will be tested annually for impairment.
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
     The acquisition of SSG was accounted for using the purchase method of accounting, and accordingly, the net assets and results of operations of SSG have been included in the Company’s consolidated financial statements since the date of acquisition. The purchase price was allocated to assets acquired of approximately $40.5 million, plus identifiable intangible assets acquired, which included $3.2 million for non-compete agreements, $1.3 million for customer relationships, $660 thousand for a customer database, $327 thousand for significant contracts, $221 thousand for contractual backlog, $43 thousand for photo library and $14 thousand for a bid database, and liabilities assumed based on their respective estimated fair values of approximately $26.8 million at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill in the amount of approximately $11.9 million. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the goodwill associated with this acquisition is not being amortized but will be tested annually for impairment.
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

     In August 2005, we completed the acquisition of substantially all of the operating assets of Team Print from Mr. Albert Messier, one of the former principal stockholders of Salkeld, for approximately $1.0 million in cash and the issuance of 53,248 shares of the Company’s common stock to Mr. Messier, which were valued at approximately $641 thousand and was based on the average closing price of the Company’s common stock five days prior to May 10, 2005. Team Print is an embroiderer and screen printer of sports apparel and accessories. Our wholly-owned subsidiary, Salkeld, employs Mr. Messier. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill in the amount of $1.7 million. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the goodwill associated with this acquisition is not being amortized but will be tested annually for impairment.
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
     Gross Profit. Gross profit for the fiscal quarter ended September 30, 2005, was $21.3 million, or 32.7% of net sales, compared with $9.1 million, or 32.9% of net sales, for the fiscal quarter ended September 30, 2004. Businesses acquired since July 1, 2004, contributed a combined $10.5 million to our gross profit for the fiscal quarter ended September 30, 2005.
     We include the acquisition cost of our inventory, the cost of shipping and handling (freight costs), and any decrease in the value of our inventory in our determination of our total cost of sales. Our total cost of sales for the fiscal quarter ended September 30, 2005, was $44.0 million, or 67.4% of net sales, compared to $18.6 million, or 67.1% of net sales in the same period last fiscal year. Our total cost of sales for the quarter ended September 30, 2005, consisted of $38.0 million for the acquisition cost of our inventory, $4.8 million in freight costs, $254 thousand write-off of obsolete or damaged inventory, and $935 thousand for labor and overhead costs associated with the equipment we manufacture.
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
     Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses for the fiscal quarter ended September 30, 2005, were $15.7 million, or 24.1% of net sales, compared with $6.0 million, or 21.5% of net sales, for the fiscal quarter ended September 30, 2004. The primary components of our SG&A expenses are personnel costs, advertising expenses, management information and related computer system expenses, travel expenses, facility costs, professional services, and insurance costs.

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
     Operating Profit. Operating profit for the fiscal quarter ended September 30, 2005, increased to $5.6 million, or 8.5% of net sales, compared to an operating profit of $3.2 million, or 11.5% of net sales for the fiscal quarter ended September 30, 2004. The increase in operating profit was primarily attributable to the gross profit increase from higher sales volume and partially offset by increased selling, general and administrative expenses.
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
     Income Taxes. Income tax expense for the fiscal quarter ended September 30, 2005, increased to $1.6 million thousand, which is approximately 39.0% of our income before taxes, compared to $1.4 million, which was approximately 41.9% of our income before taxes for the fiscal quarter ended September 30, 2004. The decrease on the percentage of income before taxes was primarily attributable to a reduced overall tax rate because SSG does not have significant SSG state income taxes.
     Net Income. Net income for the fiscal quarter ended September 30, 2005, increased to $2.6 million, or 3.9% of net sales, compared to net income of $1.9 million, or 6.8% of net sales, for the fiscal quarter ended September 30, 2004.
Liquidity and Capital Resources
Cash Flow Activity
     Cash and cash equivalents totaled approximately $8.0 million at September 30, 2005, compared to approximately $40.3 million at June 30, 2005. The decrease in cash is attributable to the $32.0 million cash used to acquire a 53.2% ownership of our consolidated subsidiary SSG and $1.0 million we paid to acquire the Team Print business. Collegiate Pacific’s operating activities provided approximately $282 thousand in cash during the three months ended September 30, 2005, compared to utilizing approximately $532 thousand in cash during the three months ended September 30, 2004. The net cash provided by operating activities was attributable to:
•	An increase in accounts receivable of $12.3 million due to the increases in net sales for the businesses acquired and existing non-acquired businesses,

•	A decrease in inventories of $1.9 million attributed to increased demand for the Company’s products during the period,

•	An increase in prepaid expenses and other current assets of $110 thousand due to advertising cost incurred with the production of catalogs to be mailed in future periods

•	An increase in accounts payable of $4.2 million to purchase inventories for the fulfillment of increased sales activities; and

•	An increase in taxes payable of approximately $1.7 million due to the increase in the Company’s taxable income during the three months ended September 30, 2005.
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
     Current assets as of September 30, 2005, totaled approximately $84.0 million and current liabilities as of September 30, 2005, were $29.0 million, thereby providing the Company with working capital of approximately $55.4 million.

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

	Payments due by Period
		Less than			After
	Total	1 year	1 - 3 years	4 - 5 years	5 years
Contractual Obligations	(dollars in thousands)
Long-term debt	$50,734	$330	$296	$50,108	$—
Long-term debt — Sport Supply Group line of credit	3,467		3,467
Interest expense on long-term debt	13,253	3,119	6,061	4,073	—
Operating leases	7,799	3,025	4,145	629	—

Total contractual cash obligations	$75,253	$6,474	$13,969	$54,810	$—

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
Item 4. Controls and Procedures.
          Evaluation of Disclosure Controls and Procedures. An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in §240.13a–15(e) or §240.15d–15(e) of the General Rules and Regulations of the Securities Exchange Act of 1934, as amended (the “1934 Act)) as of the end of the period covered by this Quarterly Report. Based on that evaluation, management, including the CEO and CFO, has concluded that, as of September 30, 2005, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports that the Company files or submits under the 1934 Act has been recorded, processed, summarized and reported in accordance with the rules and forms of the Securities and Exchange Commission, due to the identification of a material weakness in internal control over financial reporting related to the Company’s purchase accounting for the intangible assets and inventories the Company acquired in connection with acquisitions since January 2004.
          The Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005 was filed with the Securities and Exchange Commission on November 21, 2005. Subsequent to the filing of the Form 10-Q, management identified errors in the Company’s purchase accounting for acquired identifiable intangible assets and inventories for the fiscal quarter ended September 30, 2005, whereby the amortization expense and costs of goods sold during those periods were overstated by approximately $50 thousand, which had no impact on the Company’s earnings per share. As a result, the Company restated its financial statements for the fiscal quarter ended September 30, 2005, to decrease its amortization expense and costs of goods sold during that period.
          Changes in Internal Control Over Financial Reporting. Other than the matters described in this Item 4, there was no change to the Company’s internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
           During the fiscal quarter ended December 31, 2005, the Company initiated activities to remediate the internal control issues identified at the Company with respect to its purchase accounting in accordance with GAAP for all acquired identifiable intangible assets and inventories, which included, but were not limited to, the addition of accounting personnel that have more experience in purchase accounting and reporting than such personnel previously performing those functions, the strengthening of processes to accumulate, analyze and record all required data to effectively apply purchase accounting, and the engagement of independent valuation experts intimately familiar with purchase accounting. Management believes that the processes that have been implemented are adequate to remedy the control deficiencies identified.

PART II. OTHER INFORMATION
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

COLLEGIATE PACIFIC INC.

Dated: February 21, 2006	/s/ Michael J. Blumenfeld

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