Form 10-Q
period 2005-12-31
COLLEGIATE PACIFIC INC
filed 2006-02-21
CIK 828747

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2005

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     As of February 14, 2006, there were 10,183,493 shares of the issuer’s common stock outstanding.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

PART	I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2005	2005
	(Unaudited)	(As restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,038,788	$40,325,716
Accounts receivable, net of allowance for doubtful accounts of $1,351,081 and $1,042,496, respectively	32,232,306	18,131,753
Inventories	38,379,939	17,478,805
Current portion of deferred taxes	803,278	775,231
Prepaid income taxes	366,265	644,596
Prepaid expenses and other current assets	3,310,791	601,439

Total current assets	84,131,367	77,957,540
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1,845,597 and $1,294,135, respectively	10,154,315	1,501,096
DEFERRED DEBT ISSUANCE COSTS, net of accumulated amortization of $734,527 and $392,932, respectively	2,675,831	3,017,427
INTANGIBLE ASSETS, net of accumulated amortization of $1,689,213 and $853,333, respectively	9,512,310	1,862,606
GOODWILL	41,509,108	23,848,345
DEFERRED INCOME TAXES	124,143	—
OTHER ASSETS, net	604,129	409,068

Total assets	$148,711,203	$108,596,082

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$19,442,010	$9,782,479
Accrued liabilities	5,035,848	1,724,783
Dividends payable	255,777	255,144
Accrued interest	267,708	250,000
Current portion of long-term debt	12,463,043	329,867

Total current liabilities	37,463,386	12,342,273

DEFERRED TAX LIABILITY	621,548	700,146
LONG-TERM DEBT	56,007,842	50,448,153
MINORITY INTEREST IN SUBSIDIARY	7,647,719
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 10,268,728 and 10,205,780 shares issued and 10,182,702 and 10,119,754 shares outstanding, respectively	102,687	102,058
Additional paid-in capital	42,681,086	41,911,008
Retained earnings	4,843,386	3,749,895
Treasury stock at cost, 86,026 shares	(657,451)	(657,451)

Total stockholders’ equity	46,969,708	45,105,510

Total liabilities and stockholders’ equity	$148,711,203	$108,596,082

The accompanying notes are an integral part of these financial statements.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
				(As restated)
Net sales	$46,401,280	$23,794,598	$111,676,176	$51,504,886
Cost of sales	31,258,686	15,884,544	75,219,087	34,468,131

Gross profit	15,142,594	7,910,054	36,457,089	17,036,755

Selling, general and administrative expenses	16,192,395	6,710,482	31,928,121	12,664,887

Operating profit (loss)	(1,049,801)	1,199,572	4,528,968	4,371,868

Other income (expense):
Interest income	28,116	42,999	74,338	58,444
Interest expense	(1,119,045)	(334,663)	(2,117,906)	(341,519)
Other income	63,824	71,184	88,473	120,563

Total other (expense)	(1,027,105)	(220,480)	(1,955,095)	(162,512)

Income (loss) before minority interest in net income (loss) of consolidated subsidiary and income taxes	(2,076,906)	979,092	2,573,873	4,209,356

Minority interest in net loss of consolidated subsidiary	(481,833)	—	(56,191)	—

Income (loss) before income taxes	(1,595,073)	979,092	2,630,064	4,209,356

Income tax provision (benefit)	(624,198)	397,945	1,026,052	1,751,654

Net income (loss)	$(970,875)	$581,147	$1,604,012	$2,457,702

Weighted average number of shares outstanding:
Basic	10,182,599	10,004,947	10,170,278	9,956,587

Diluted	10,182,599	10,320,184	10,643,327	10,211,489

Net income (loss) per share common stock — basic	$(0.10)	$0.06	$0.16	$0.25

Net income (loss) per share common stock — diluted	$(0.10)	$0.06	$0.15	$0.24

Dividends declared per share common stock	$0.025	$0.025	$0.05	$0.05

The accompanying notes are an integral part of these financial statements.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31,
	2005	2004
		(As restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,604,012	$2,457,702
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Provision for uncollectible accounts receivable	469,668	280,803
Depreciation expense	551,461	189,424
Amortization expense	835,880	235,962
Amortization of deferred debt issuance costs	341,595	55,245
Loss on sale of property and equipment	—	2,723
Deferred taxes	(230,788)	—
Stock based compensation expense	59,761	—
Minority interest in consolidated subsidiary	(56,191)	—
Changes in operating assets and liabilities (net of acquisitions):
(Increase) in accounts receivable	(3,508,399)	(3,348,948)
(Increase) in inventories	(2,935,541)	(1,032,064)
(Increase) in prepaid expenses and other current assets	(1,480,529)	(800,636)
Decrease in other assets, net	115,999	237,121
Increase (decrease) in accounts payable	3,302,155	(689,103)
Increase (decrease) in accrued expenses	(1,630,477)	512,965
Increase (decrease) in taxes payable	278,330	(1,728,735)

Net cash (used in) operating activities:	(2,283,064)	(3,627,541)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(172,480)	(251,225)
Cash used in business acquisitions, net of cash acquired of $970,161 and $317,551 respectively	(43,165,382)	(6,594,273)

Net cash (used in) investing activities:	(43,337,862)	(6,845,498)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank line of credit	72,063,832	7,718,951
Payments on notes payable and line of credit	(57,290,320)	(7,823,018)
Proceeds from issuance of senior subordinated notes	—	50,000,000
Deferred debt issuance costs	—	(3,314,693)
Payment of dividends	(509,887)	(498,264)
Proceeds from issuance of common stock	70,373	319,032

Net cash provided by financing activities:	14,333,998	46,402,008

Net change in cash and cash equivalents	(31,286,928)	35,928,969
Cash and cash equivalents at beginning of period	40,325,716	7,473,145

Cash and cash equivalents at end of period	$9,038,788	$43,402,114

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,701,991	$16,344

Cash paid for income taxes	$723,029	$3,480,389

	Six Months Ended
	December 31,
	2005	2004
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of assets acquired in business acquisitions	$40,830,353	$7,914,857

Liabilities assumed in business acquisitions	26,825,986	$4,495,229

Promissory notes issued for business acquisitions	$—	$600,000

Common stock issued for business acquisitions; 53,248 shares and 231,788 shares, respectively	$640,573	$2,687,514

The accompanying notes are an integral part of these financial statements.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation:
     These unaudited condensed consolidated financial statements of Collegiate Pacific Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements and should be read in conjunction with the Company’s annual report on Form 10-KSB (Amendment No. 1) for the fiscal year ended June 30, 2005. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The Company’s original Annual Report on Form 10-KSB has been amended to reflect certain adjustments to its accounting for business combinations.
     Operating results for the interim period are not necessarily indicative of results that may be expected for the fiscal year ending June 30, 2006.
2. Business Combinations:
     On July 26, 2004, the Company completed its acquisition of all of the outstanding capital stock of Dixie Sporting Goods Co., Inc. (“Dixie”). Dixie is a supplier of soft goods and sporting goods equipment throughout the Mid-Atlantic United States. The Company paid the former stockholders of Dixie a total of approximately $7.0 million, exclusive of transaction costs, which consisted of $4.0 million in cash, $500 thousand in promissory notes, up to an additional $1.0 million in the form of an earnout if the net income of Dixie exceeded certain target levels in the 17 month period ending December 31, 2005, and 148,662 shares of the Company’s common stock valued at $1.5 million. The cash portion of the purchase price was paid out of the Company’s working capital. The Company’s wholly owned subsidiary, Dixie, employs the former Dixie management team. During the quarter ended September 30, 2005, the earnout target was achieved and the Company paid the former Dixie stockholders an additional $1.0 million. Consequently, goodwill related to the Dixie acquisition increased by $1.0 million for the period ended September 30, 2005.
     The acquisition of Dixie was accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of Dixie have been included in the Company’s consolidated financial statements since the date of acquisition. Assets acquired included customer relationships valued at $57 thousand and contractual backlog intangible asset in the amount of $10 thousand, which were amortized on a straight-line basis over their estimated useful lives of 10 years and 3 months, respectively. The purchase price was allocated to assets acquired, which included the identified intangible assets, and liabilities assumed, based on their respective estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill in the amount of $4.2 million. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the goodwill associated with this acquisition is not being amortized, but will be tested annually for impairment.
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

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
     On July 1, 2005, the Company completed the acquisition of 53.2% of the outstanding capital stock of Sport Supply Group, Inc. (“SSG”) from Emerson Radio Corp and Emerson Radio (Hong Kong) Limited for $32 million in cash. SSG is a direct marketer and Business-To-Business (“B2B”) e-commerce supplier of sporting goods and physical education equipment to the institutional and youth sports market. The acquisition of 53.2% of SSG was accounted for using the purchase method of accounting, and accordingly, the net assets and results of operations of SSG have been included in the Company’s consolidated financial statements since the date of acquisition. The purchase price was allocated to assets acquired of approximately $40.5 million, plus identifiable intangible assets acquired, which included $3.2 million for non-compete agreements, $1.3 million for customer relationships, $660 thousand for a customer database, $327 thousand for significant contracts, $221 thousand for contractual backlog, $43 thousand for photo library and $14 thousand for bid database calendar and liabilities assumed based on their respective estimated fair values of approximately $26.8 million at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill in the amount of approximately $11.9 million. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the goodwill associated with this acquisition is not being amortized but will be tested annually for impairment.
     The Company acquired a 53.2% interest in SSG after considering the historic levels of revenues and earnings achieved by SSG, the impact the SSG technology and facilities could have on future earnings of the Company by increasing the Company’s operating efficiencies, and the increase to the combined customer base by cross selling products. The consideration given to the holder of SSG’s 53.2% acquired interest was agreed upon after the Company determined the potential impact on future earnings of owning a majority interest of SSG.
     On September 8, 2005, the Company announced it entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which the Company would have acquired the remaining 46.8% of the outstanding capital stock of SSG that it did not already own. Under the terms of the merger agreement, each SSG stockholder would have receive 0.56 shares of the Company’s common stock for each share of SSG common stock, which valued each SSG share at $6.74 per share, which is the same per share price the Company paid in cash for its purchase of 53.2% of the outstanding capital stock of SSG on July 1, 2005. On November 22, 2005, however, the Company announced it had entered into an agreement with SSG to terminate the Merger Agreement after determining the merger was unlikely to close in a timely fashion under previously contemplated terms. Under the terms of the Termination Agreement, dated November 22, 2005, the Company agreed to reimburse SSG for up to $350 thousand for the fees and expenses incurred by SSG in connection with the Merger Agreement.
     On November 22, 2005, the Company announced its purchase of 1.66 million shares of SSG, or an additional 18% of SSG’s outstanding common shares, for approximately $9.2 million in cash from an institutional holder, representing a purchase price of $5.55 per share, as well as purchased an additional 141,521 shares of SSG in open market transactions at an average price of $4.81 per share. The Company’s ownership interest in SSG is currently approximately 73%.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     In August 2005, the Company completed the acquisition of substantially all of the operating assets of Team Print from Mr. Albert Messier, one of the former principal stockholders of Salkeld, for approximately $1.0 million in cash and the issuance of 53,248 shares of the Company’s common stock to Mr. Messier, which were valued at approximately $641 thousand and based on the average closing price of the Company’s common stock five days prior to May 10, 2005. Team Print is an embroiderer and screen printer of sports apparel and accessories. The Company’s wholly owned subsidiary, Salkeld, employs Mr. Messier. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill in the amount of $1.2 million. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the goodwill associated with this acquisition is not being amortized but will be tested annually for impairment.
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
     The following presents the unaudited pro forma results for the Company for the three and six months ended December 31, 2005 and 2004, as if the acquisitions of OTS (December 2004), Salkeld (May 2005), SSG (July 2005) and Team Print (August 2005) had been consummated at the beginning of each of the periods presented. The pro forma results are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of the periods presented or the results that may occur in the future.

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Net sales	$46,401,280	$44,411,548	$111,805,320	$101,420,030

Net income (loss)	(1,452,708)	(718,348)	1,559,403	1,643,420

Net income per share common stock:
Basic	$(0.14)	$(0.07)	$0.15	$0.16

Diluted	$(0.14)	$(0.07)	$0.15	$0.16

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3. Net Sales:
     The Company’s net sales to external customers are attributable to sales of sporting goods equipment and soft goods. The following table details the Company’s consolidated net sales by these product lines for the three months ended December 31, 2005, and 2004:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Sporting goods equipment	$26,221,305	$13,446,297	$68,525,945	$31,266,031
Soft good athletic apparel and footwear	$20,179,975	$10,348,301	$43,150,231	$20,238,855

Net sales	$46,401,280	$23,794,598	$111,676,176	$51,504,886

4. Inventories:
     Inventories are carried at the lower of cost or market using the weighted-average cost method for items purchased for resale and for manufactured items. Inventory adjustments for estimated obsolescence or diminution in market value are recorded in an amount equal to the difference between the cost of inventories and the estimated market value, based on market conditions from time to time.
     Inventories at December 31, 2005 and June 30, 2005 consisted of the following:

	December 31,	June 30,
	2005	2005
Raw materials	$2,227,642	$515,508
Work in progress	192,089	75,450
Finished goods	35,960,208	16,887,847

Inventories	$38,379,939	$17,478,805

5. Allowance for Doubtful Accounts:
     Changes in the Company’s allowance for doubtful accounts for the six months ended December 31, 2005 and the fiscal year ended June 30, 2005 are as follows:

	December 31,	June 30,
	2005	2005
Balance at beginning of period	$1,042,496	$635,531
Provision for uncollectible accounts receivable	469,668	574,464
Effect of business acquisitions	—	264,515
Accounts written off, net of recoveries	(161,083)	(432,014)

Balance at end of period	$1,351,081	$1,042,496

6. Income Per Share:
     Summarized basic and diluted income per share are as follows:

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2005	2004	2005		2004
					(As restated)
Net income available to common Stockholders — basic	$(970,875)	$581,147	$1,604,012		$2,457,702
Add: Income impact of convertible bonds if converted(2)	—	—	—		—

Net income (loss) available to common stockholders — diluted	$(970,875)	$581,147	$1,604,012		$2,457,702

Weighted average common shares — basic	10,182,599	10,004,947	10,170,278		9,956,587
Effect of dilutive options	—	315,237	473,049		254,902
Effect of convertible bonds if converted(2)	—	—	—		—

Weighted average common shares — diluted	10,182,599	10,320,184	10,643,327		10,211,489

Net income (loss) per share — basic	$(.10)	$0.06	$0.16		$0.25

Net income (loss) per share — diluted	$(.10)	$0.06	$0.15		$0.24

Options excluded from computation because their effect was antidilutive	1,157,850 (1)	—	192,000	(1)	—

(1)	For the three and six months ended December 31, 2005, 4,912,311 shares and 4,258,640 shares, respectively, related to outstanding stock options and shares reserved for issuance under the outstanding convertible bonds were not included in the calculation of fully diluted earnings per share since the effect of those options would be antidilutive.
(2)	Convertible bonds of $50,000,000 were issued in November 2004. For the periods ended December 31, 2005 and 2004, these bonds were not dilutive in the computations of earnings per share; however, in future periods they may be dilutive.
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
     Prior to fiscal 2006, the Company accounted for its stock options under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 and related interpretations. Effective July 1, 2005, the Company adopted the provisions of SFAS No. 123 (Revised 2004), Share- Based Payments (“SFAS 123 (R)”) and selected the modified prospective method to initially report stock-based compensation amounts in the consolidated financial statements. The Company is currently using the Black-Scholes option pricing model to determine the fair value of all option grants.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     For the six months ended December 31, 2005, the Company recorded $59,761 for stock-based compensation expense related to vested stock options previously granted. This amount is recorded in selling, general and administrative expense. There was no stock-based compensation expense for the three-month period ended December 31, 2005. The financial statement impact of recording $59,761 of stock-based compensation expense in the six months ended December 31, 2005 is as follows:

Income from continuing operations	$59,761
Income before income taxes	$59,761
Net income	$36,473
Net income per common share — basic	$0.00
Net income per common share — diluted	$0.00
Cash flows from operating activities	$59,761
Cash flows from financing activities	$—
     At December 31, 2005, there was no unrecognized compensation cost related to unvested stock options remaining to be recognized. There were no excess tax benefits from the exercise of stock options during the three and six month periods ended December 31, 2005 and 2004.
     The following table illustrates the effect on net income and earnings per share if the fair value recognition provisions of SFAS 123(R) had been applied to prior periods.

	For the Three Months Ended	For the Six Months Ended
	December 31	December 31
	2004	2004
		(As restated)
Net income (loss), as reported	$581,147	$2,457,702
Add: stock based employee compensation expense included in net income	—	—
Deduct: stock-based employee compensation expense determined using the fair value based method for all awards, net of related tax effects	498,261	694,916

Pro forma income (loss)	$82,886	$1,762,786

Net income (loss) per share common stock:
As reported:
Basic	$0.06	$0.25

Diluted	$0.06	$0.24

Pro forma:
Basic	$0.01	$0.18

Diluted	$0.01	$0.17

     The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: expected average volatility of 34.0% to 35.0%; risk free interest rate of 3.41% to 3.99%; dividend yield of 1.0% to 1.1%; and expected lives of five years.
     A summary of the Company’s stock option activity for the six months ended December 31, 2005, is as follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding at July 1, 2005	1,170,550	$8.56
Granted	—
Exercised	(9,700)	7.26
Forfeited or cancelled	(3,000)	12.50

Outstanding at December 31, 2005	1,157,850	8.56

Exercisable at December 31, 2005	1,157,850	$8.56

     The weighted average fair value of options granted in the fiscal year ended June 30, 2005, was $3.73 per share. The Company did not grant any options in the six months ended December 31, 2005.
     The total intrinsic value of options exercised in the fiscal year ended June 30, 2005, was $488,767, and the total intrinsic value of options exercised in the six months ended December 31, 2005, was $44,365. The total fair value of options vested during the fiscal year ended June 30, 2005, was $1,867,001, and the total fair value of options vested during the six months ended December 31, 2005, was $59,761.
     The following table summarizes additional information about stock options at December 31, 2005:

	Outstanding			Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
		Life	Exercise		Exercise
Exercise price	Shares	(In Years)	Price	Shares	Price
$3.89 — $4.81	120,500	5.4	$3.91	120,500	$3.91
$4.90 — $6.13	321,250	5.12	$5.85	321,250	$5.85
$9.38	31,500	3.0	$9.38	31,500	$9.38
$8.73 — $9.73	477,600	8.54	$9.30	477,600	$9.30
$10.70 — $14.34	207,000	9.0	$13.68	207,000	$13.68

	1,157,850	7.2	$8.56	1,157,850	$8.56

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8. Intangible Assets:

		December 31, 2005	June 30, 2005
	Asset	Gross	Gross
	Life	Carrying	Carrying
	(years)	Value	Value
Amortizable intangible assets:
License agreements	3-10	$235,429$	235,429
Trademarks	10-indefinite	2,949,642	343,142
Non-compete agreements	10	3,200,000	—
Customer relationships	10	3,343,000	1,923,000
Contractual backlog	0.25	426,600	205,600
Customer database	3	660,000	—
Significant contracts	5	327,000	—
Other	3	59,852	8,768

Total amortizable intangible assets		11,201,523	2,715,939
Accumulated amortization		(1,689,213)	(853,333)

Intangible assets, net		$9,512,310	$1,862,606

Intangible assets not subject to amortization:
Goodwill — 6/30/05 balance		$23,848,345
Additions		17,660,763

Goodwill — 12/31/05		$41,509,108

9. Minority Interest in Subsidiary:
     In July 2005, the Company completed the acquisition of 53.2% of the outstanding capital stock of SSG. During November and December 2005, the Company purchased approximately an additional 1.8 million shares of SSG, or approximately an additional 18% of SSG’s outstanding common shares, for approximately $9.8 million in cash from an institutional holder and in open market transactions. The Company’s ownership interest in SSG is currently approximately 73%. The Company has valued the minority interest based on the net book value of SSG at the time the acquisitions were made. The portion of the purchase price paid by the Company for all acquisitions of SSG stock in excess of its original 53.2% acquisition that was in excess of the carrying value of the acquired stock was recorded as additional goodwill of approximately $3.8 million. Additionally, the minority interest reflects the minority interest in earnings or loss, as the case may be, since the respective acquisition dates and any equity issued by SSG to minority stockholders. The following table summarizes this activity since July 1, 2005:
Minority interest at December 31, 2005 consisted of the following:

Minority interest in SSG at July 1, 2005 (53.2%)	$13,590,006
Minority interest in net (loss) of SSG for the six months ended December 31, 2005	(56,191)
Common stock issued in subsidiary	56,418
Stock based compensation	3,850
Additional purchase of 20% of SSG common stock	(5,946,364)

Minority interest in SSG at December 31, 2005 (72%)	$7,647,719

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
10. Recent Accounting Pronouncements:
     In May 2005, the Financial Accounting Standards Board issued SFAS 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 and FASB Statement No. 3. The Statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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
Matters Affecting Comparability
     Collegiate Pacific’s operating results for the second quarter of fiscal 2006 include the operating results of Dixie Sporting Goods Co., Inc. (“Dixie”), which we acquired during the first quarter of fiscal 2005, CMS of Central Florida Inc. d/b/a Orlando Team Sports (“OTS”), which we acquired during the second quarter of fiscal 2005, Salkeld & Sons, Inc. (“Salkeld”), which we acquired during the fourth quarter of fiscal 2005, 53.2 % of Sport Supply Group, Inc. (“SSG”), which we acquired during the first quarter of fiscal 2006, and an additional 19% of SSG which we acquired during the second quarter of fiscal 2006, and Team Print, which we acquired during the first quarter of fiscal 2006, each since their respective acquisition dates. However, the condensed consolidated statements of income for the three and six months ended December 31, 2004, do not include the operating results for the Salkeld, SSG and Team Print acquisitions since those acquisitions were completed after December 31, 2004. Approximately $27.2 million of the $46.4 million net sales for the three months ended December 31, 2005 and $68.8 million of the $111.7 million net sales for the first six months of fiscal 2006, is attributable to Collegiate Pacific’s acquisitions during fiscal 2005 and fiscal 2006. This includes the results of Collegiate Pacific’s efforts to direct certain customers and prospects of our catalog division to our recently acquired team of road sales professionals. These efforts have contributed to the growth in net sales for each of our acquired businesses. We believe that if we can successfully service a selection of our traditional catalog customers in specific regions of the United States with our road sales professionals, we will continue to grow our net sales through greater account penetration and retention.
Consolidated Results of Operations
     The following table compares selected financial data from the Condensed Consolidated Statements of Income for the three and six months ended December 31, 2005 and 2004:

	For the Three Months Ended				For the Six Months Ended
	December 31,				December 31,
			Increase (decrease)				Increase
	2005	2004	Dollars	Percentage	2005	2004	Dollars	Percentage
	(dollars in thousands, except per share amounts)
Net sales	$46,401	$23,795	$22,607	95.0. %	$111,676	$51,505	$60,171	116.8%
Gross profit	15,143	7,910	7,233	91.4. %	36,457	17,037	19,420	114.0%
Operating profit (loss)	(1,050)	1,200	(2,249)	(187.4%)	4,529	4,372	157	3.6%
Net income (loss)	(971)	581	(1,552)	(267.1%)	1,604	2,458	(854)	(34.7%)
Earnings (loss) per share — basic	$(0.10)	$0.06	$(0.16)	(266.7%)	$0.16	$0.25	$(0.09)	(36.0%)
Earnings (loss) per share — diluted	(0.10)	$0.06	$(0.16)	(266.7%)	$0.15	$0.24	$(0.09)	(36.5%)

Expressed as a percentage of net sales:
Gross profit margin	32.6%	33.2%			32.6%	33.1%
Selling, general and administrative expenses	34.9%	28.2%			28.6%	24.6%
Operating profit (loss)	(2.3%)	5.0%			4.1%	8.5%
Acquisitions Since July 1, 2004 and Related Developments
     On July 26, 2004, the Company completed its acquisition of all of the outstanding capital stock of Dixie. Dixie is a supplier of soft goods and sporting goods equipment throughout the Mid-Atlantic United States. The Company paid the former stockholders of Dixie a total of approximately $7.0 million, exclusive of transaction costs, which consisted of $4.0 million in cash, $500 thousand in promissory notes, up to an additional $1.0 million in the form of an earnout if the net income of Dixie exceeded certain target levels in the 17 month period ending December 31, 2005, and 148,662 shares of the Company’s common stock valued at $1.5 million. The cash portion of the purchase price was paid out of the Company’s working capital. The Company’s wholly owned subsidiary, Dixie, employs the former Dixie management team. During the quarter ended September 30, 2005, the earnout target was achieved and we paid the former Dixie stockholders an additional $1.0 million. Consequently, we increased our goodwill related to the Dixie acquisition by $1.0 million for the period ended September 30, 2005.
     The acquisition of Dixie was accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of Dixie have been included in the Company’s consolidated financial statements since the date of acquisition. Assets acquired included customer relationships valued at $57 thousand and a contractual backlog intangible asset in the amount of $11 thousand, which were amortized on a straight-line basis over their estimated useful lives of 10 years and 3 months, respectively. The purchase price was allocated to assets acquired, which included the identified intangible assets, and liabilities assumed, based on their respective estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill in the amount of $4.2 million. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the goodwill associated with this acquisition is not being amortized, but will be tested annually for impairment.
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
     The acquisition of OTS was accounted for using the purchase method of accounting, and accordingly, the net assets and results of operations of OTS have been included in our consolidated financial statements since the date of acquisition. Identifiable intangible assets acquired include customer relationships valued at $363 thousand, which are being amortized on a double declining value basis over their estimated useful lives of 10 years, and contractual backlog valued at $13 thousand, which is being amortized on a straight-line basis over its estimated useful life of 3 months, respectively. The purchase price was allocated to assets acquired, which includes the identifiable intangible assets, and liabilities assumed based on their respective estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill in the amount of $3.0 million. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the goodwill associated with this acquisition is not being amortized but will be tested annually for impairment.
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
     The acquisition of Salkeld was accounted for using the purchase method of accounting, and accordingly, the net assets and results of operations of Salkeld have been included in the Company’s consolidated financial statements since the date of acquisition. Identifiable intangible assets acquired include customer relationships valued at $433 thousand, which are being amortized on a double declining value over their estimated useful lives of 10 years, and contractual backlog valued at $42 thousand, which is being amortized on a straight-line basis over their estimated useful life of 3 months. The purchase price was allocated to assets acquired, which includes the identifiable intangible assets, and liabilities assumed based on their respective estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill in the amount of $1.8 million. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the goodwill associated with this acquisition is not being amortized but will be tested annually for impairment.

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
     On July 1, 2005, the Company completed the acquisition of 53.2% of the outstanding capital stock of Sport Supply Group, Inc. (“SSG”) from Emerson Radio Corp and Emerson Radio (Hong Kong) Limited for $32 million in cash. SSG is a direct marketer and Business-To-Business (“B2B”) e-commerce supplier of sporting goods and physical education equipment to the institutional and youth sports market. The acquisition of 53.2% of SSG was accounted for using the purchase method of accounting, and accordingly, the net assets and results of operations of SSG have been included in the Company’s consolidated financial statements since the date of acquisition. The purchase price was allocated to assets acquired of approximately $40.5 million, plus identifiable intangible assets acquired, which included $3.2 million for non-compete agreements, $1.3 million for customer relationships, $660 thousand for a customer database, $327 thousand for significant contracts, $221 thousand for contractual backlog, $43 thousand for photo library and $14 thousand for bid database calendar and liabilities assumed based on their respective estimated fair values of approximately $26.8 million at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill in the amount of approximately $11.9 million. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the goodwill associated with this acquisition is not being amortized but will be tested annually for impairment.
     We acquired a 53.2% interest in SSG after considering the historic levels of revenues and earnings achieved by SSG, the impact the SSG technology and facilities could have on future earnings of the Company by increasing the Company’s operating efficiencies, and the increase to the combined customer base by cross selling products. The consideration given to the holder of SSG’s 53.2% acquired interest was agreed upon after the Company determined the potential impact on future earnings of owning a majority interest of SSG.
     On September 7, 2005, the Company announced it entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which the Company would have acquired the remaining 46.8% of the outstanding capital stock of SSG that it did not already own. Under the terms of the merger agreement, each SSG stockholder would have receive 0.56 shares of the Company’s common stock for each share of SSG common stock, which valued each SSG share at $6.74 per share, which is the same per share price the Company paid in cash for its purchase of 53.2% of the outstanding capital stock of SSG on July 1, 2005. On November 22, 2005, however, the Company announced it had entered into an agreement with SSG to terminate the Merger Agreement after determining the merger was unlikely to close in a timely fashion under previously contemplated terms. Under the terms of the Termination Agreement, dated November 22, 2005, the Company agreed to reimburse SSG for up to $350 thousand for the fees and expenses incurred by SSG in connection with the Merger Agreement. A complete copy of the Merger Agreement was filed as an exhibit to the Company’s Current Report on Form 8-K, which was filed on September 8, 2005, and a complete copy of the Termination Agreement was filed as an exhibit to the Company’s Current Report on Form 8-K, which was filed on November 23, 2005.
     On November 22, 2005, the Company announced its purchase of 1.66 million shares of SSG, or an additional 18% of SSG’s outstanding common shares, for approximately $9.2 million in cash from an institutional holder, representing a purchase price of $5.55 per share, as well as purchased an additional 141,521 shares of SSG in open market transactions at an average price of $4.81 per share. The Company’s ownership interest in SSG is currently approximately 73%. These additional purchases of SSG’s capital stock reduced the minority interest in SSG by $5.9 million. This amount was determined by using the carrying value of SSG’s capital stock as the total value for the shares of SSG capital stock acquired by the Company.
     In August 2005, we completed the acquisition of substantially all of the operating assets of Team Print from Mr. Albert Messier, one of the former principal stockholders of Salkeld, for approximately $1.0 million in cash and the issuance of 53,248 shares of the Company’s common stock to Mr. Messier, which were valued at approximately $641 thousand and based on the average closing price of the Company’s common stock five days prior to May 10, 2005. Team Print is an embroiderer and screen printer of sports apparel and accessories. Our wholly owned subsidiary, Salkeld, employs Mr. Messier. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill in the amount of $1.2 million. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the goodwill associated with this acquisition is not being amortized but will be tested annually for impairment.
     We acquired the operating assets of Team Print from Mr. Messier after considering the historic levels of earnings achieved by Team Print, the fact the Company was Team Print’s largest customer and the cost savings to be realized from owning the Team Print business and the impact those savings could have on the future earnings of the Company. The consideration given to Team Print was agreed upon after the Company determined the potential impact on future earnings of owning the operating assets of Team Print.
     Since we purchased the outstanding capital stock of Dixie, Salkeld and SSG, none of the goodwill associated with those acquisitions will be deductible for tax purposes. For the acquisition of OTS and Team Print, the goodwill is fully deductible for tax purposes over a 15 year period.
     The allocation of the SSG, Salkeld and Team Print purchase prices to the acquired assets and assumed liabilities are preliminary and subject to further analysis. Any modification to the purchase price allocations for those acquisitions will result in an increase or decrease, as the case may be, in the allocation of goodwill or other intangible assets.
Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004
     Net Sales. Net sales for the fiscal quarter ended December 31, 2005, totaled $46.4 million compared to $23.8 million for the fiscal quarter ended December 31, 2004, an increase of $22.6 million, or 95%. Net sales grew by a combined $19.2 million from the businesses we acquired after July 1, 2004 (OTS, Salkeld, SSG and Team Print), and the growth in our existing operations of approximately $3.4 million. We expect net sales from our team dealers; Kesslers, Dixie, OTS and Salkeld, to continue to increase during the balance of fiscal 2006 compared to fiscal 2005 as we continue with our ongoing efforts to direct a selection of our traditional catalog customers to our acquired road sales professionals. During the second quarter of fiscal 2006, these efforts contributed to the growth in net sales for our acquired businesses due to the shift in net sales from our traditional catalog operations to our acquired businesses. We believe that if we can successfully service a selection of our traditional catalog customers in specific regions of the United States with our road sales professionals, we will continue to grow our net sales through greater account penetration and retention. The increase in sales for our existing catalog operations was due to our expanded product offerings and the overall growth in our customer base. Although we believe future net sales will continue to rise from current levels, no assurances can be made that any future increases in net sales will be at the same rate.
     Historically, sales of our sporting goods have experienced seasonal fluctuations. This seasonality causes our financial results to vary from quarter to quarter, which usually results in lower net sales and operating profit in the second quarter of our fiscal year (October through December) and higher net sales and operating profit in the third fiscal quarter (January through March) and fourth fiscal quarter (April through June). We attribute this seasonality primarily to the budgeting procedures of our customers and the seasonal demand for our products, which have historically been driven by spring, summer and fall sports. Generally, between the months of October and December of each fiscal year, there is a lower level of sports activities at our non-retail institutional customer base, a higher degree of adverse weather conditions and a greater number of school recesses and major holidays. We believe our acquisitions of our team dealers; Kesslers, Dixie, OTS and Salkeld, which have a greater focus on fall and winter sports, have reduced the seasonality of our financial results. SSG’s results of operations, which follows the selling pattern of the Company’s traditional catalog operations, did impact our financial results by decreasing our operating profit in the fiscal quarter ended December 31, 2005, and we expect SSG will contribute to the increase in our net sales and operating profit in our third and fourth fiscal quarters. SSG experienced a $550 thousand after-tax loss in the fiscal quarter ended December 31, 2005.
     Gross Profit. Gross profit for the fiscal quarter ended December 31, 2005, was $15.1 million, or 32.6% of net sales, compared with $7.9 million, or 33.2% of net sales, for the fiscal quarter ended December 31, 2004. Businesses acquired since July 1, 2004, contributed a combined $6.2 million to our gross profit for the fiscal quarter ended December 31, 2005.
     We include the acquisition cost of our inventories, the cost of shipping and handling (freight costs), and any decrease in the value of our inventory in our determination of our total cost of sales. Our total cost of sales for the fiscal quarter ended December 31, 2005, was $31.3 million, or 67.4% of net sales, compared to $15.9 million, or 66.8% of net sales in the same period last fiscal year. Our total cost of sales for the quarter ended December 31, 2005, consisted of $26.8 million for the acquisition cost of inventory, $3.2 million in freight costs, $170 thousand write-off of obsolete or damaged inventory, and $1.1 million for labor and overhead costs associated with the equipment we manufacture.
     The increase in our gross profit was due to the increase in our net sales during the fiscal quarter ended December 31, 2005. We continue to direct a selection of our traditional catalog customers to our road sales professionals. We believe these efforts have contributed to the growth in our net sales volume and anticipate this trend will continue in future periods as our road sales professionals continue to expand the number of face to face sales calls with our traditional, non-retail institutional customers. Although we do from time to time adjust the selling price of our products, we do not believe that any price adjustments during the quarter contributed to our increase in net sales.
     The decrease in gross profit margin for the fiscal quarter ended December 31, 2005, compared to the fiscal quarter ended December 31, 2004, was primarily due to the increase in soft goods as a percentage of total sales. Historically, we have recognized a higher gross profit margin from our sale of sporting goods and equipment than we have from the sale of soft goods. For the fiscal quarter ended December 31, 2005, $20.2 million of our net sales (approximately 43.5% of our net sales for the quarter) were from the sale of soft goods, compared to only $10.3 million during the same period last year.
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
     Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses for the fiscal quarter ended December 31, 2005, were $16.2 million, or 34.9% of net sales, compared with $6.7 million, or 28.2% of net sales, for the fiscal quarter ended December 31, 2004. The primary components of our SG&A expenses are personnel costs, promotion and advertising expenses, professional fees, facility costs, depreciation and amortization, management information and related computer system expenses, travel expenses, and insurance costs.
     The increase in SG&A expenses for the fiscal quarter ended December 31, 2005, was primarily attributable to Collegiate Pacific’s acquisitions since July 1, 2004, which contributed a combined $7.0 million to our total SG&A expenses for the fiscal quarter ended December 31, 2005. These expenses included $3.1 million for personnel related costs, $913 thousand for advertising and promotional expenses, $724 thousand for depreciation and amortization, $575 thousand for management information and related computer systems expenses and $530 thousand for facility expenses. In addition to the increase in our SG&A expenses attributable to our acquisitions, we also experienced increases related to personnel-related costs in the amount of $1.0 million, outside professional services expenses in the amount of $605 thousand, Sarbanes-Oxley compliance costs in the amount of $413 thousand and promotional and advertising costs in the amount of $119 thousand.
     Operating Profit(Loss). Operating loss for the fiscal quarter ended December 31, 2005, was ($1.0) million, or (2.3%) of net sales, compared to an operating profit of $1.2 million, or 5.0% of net sales for the fiscal quarter ended December 31, 2004. The decrease in operating profit was primarily attributable to the additional SG&A expenses the Company incurred during the fiscal quarter ended December 31, 2005, and the seasonal after-tax loss of SSG, partially offset by the increase in net sales.
     Interest Expense and Other Income. Interest expense and other income for the fiscal quarter ended December 31, 2005, increased to $1.1 million, compared to $335 thousand for the fiscal quarter ended December 31, 2004. Interest expense increased $784 thousand for the quarter ended December 31, 2005, due to increased borrowings under the Company’s revolving credit facility and notes payable and SSG’s credit facility. See “Liquidity and Capital Resources.”
     Minority Interest. Minority interest benefit of $482 thousand reflects the minority interest stockholders’ share in SSG’s loss for the three months ended December 31, 2005.
     Income Taxes. Income tax benefit for the fiscal quarter ended December 31, 2005, was $624 thousand, which is approximately 39% of our loss before taxes, compared to a tax provision of $398 thousand, which was approximately 40.6% of our income before taxes for the fiscal quarter ended December 31, 2004. The decrease in the percentage of income before taxes was primarily attributable to a reduced overall tax rate due to the fact that SSG does not have significant state income taxes.
     Net Income(Loss). Net loss for the fiscal quarter ended December 31, 2005 was ($971 thousand) or (2.1%) of net sales, compared to net income of $581 thousand, or 2.4% of net sales, for the fiscal quarter ended December 31, 2004.
Six Months Ended December 31, 2005 Compared to Six Months Ended December 31, 2004
     Net Sales. Net sales for the six months ended December 31, 2005, totaled $111.7 million compared to $51.5 million for the six months ended December 31, 2004, an increase of $60.2 million, or 116.8%. Net sales grew by a combined $49.8 million from the businesses we acquired after July 1, 2004 (OTS, Salkeld, SSG and Team Print), and the growth in our existing operations of approximately $10.4 million. We expect the net sales from our team dealers; Kesslers, Dixie, OTS and Salkeld, to continue to increase during the balance of fiscal 2006 compared to fiscal 2005 as we continue with our ongoing efforts to direct a selection of our traditional catalog customers to our acquired road sales professionals. During the first six months of fiscal 2006, these efforts contributed to the growth in net sales for our acquired businesses due to the shift in net sales from our traditional catalog operations to our acquired businesses. We believe that if we can successfully service a selection of our traditional catalog customers in specific regions of the United States with our road sales professionals, we will continue to grow our net sales through greater account penetration and retention. The increase in sales for our existing catalog operations was due to our expanded product offerings and the overall growth in our customer base. Although we believe future net sales will continue to rise from current levels, no assurances can be made that any future increases in net sales will be at the same rate.
     Historically, sales of our sporting goods have experienced seasonal fluctuations. This seasonality causes our financial results to vary from quarter to quarter, which usually results in lower net sales and operating profit in the second quarter of our fiscal year (October through December) and higher net sales and operating profit in the third fiscal quarter (January through March) and fourth fiscal quarter (April through June). We attribute this seasonality primarily to the budgeting procedures of our customers and the seasonal demand for our products, which have historically been driven by spring, summer and fall sports. Generally, between the months of October and December of each fiscal year, there is a lower level of sports activities at our non-retail institutional customer base, a higher degree of adverse weather conditions and a greater number of school recesses and major holidays. We believe our acquisitions of our team dealers; Kesslers, Dixie, OTS and Salkeld, which have a greater focus on fall and winter sports, have reduced the seasonality of our financial results. SSG’s results of operations, which follows the selling pattern of the Company’s traditional catalog operations, did impact our financial results by decreasing our operating profit in the fiscal quarter ended December 31, 2005, and we expect SSG will contribute to an increase in our net sales and operating profit in our third and fourth fiscal quarters. SSG experienced a $550 thousand after-tax loss in the fiscal quarter ended December 31, 2005.
     Gross Profit. Gross profit for the six months ended December 31, 2005, was $36.5 million, or 32.6% of net sales, compared with $17.0 million, or 33.1% of net sales, for the six months ended December 31, 2004. Businesses acquired since July 1, 2004 (OTS, Salkeld, SSG and Team Print), contributed a combined $15.5 million to our gross profit during the six months ended December 31, 2005.
     We include the acquisition cost of our inventory, the cost of shipping and handling (freight costs), and any decrease in the value of our inventory in our determination of our total cost of sales. Our total cost of sales for the six months ended December 31, 2005, was $75.2 million, or 67.4% of net sales, compared to $34.5 million, or 66.9% of net sales in the same period last fiscal year. Our total cost of sales for the six months ended December 31, 2005, consisted of $65.5 million for the acquisition cost of inventory, $7.3 million in freight costs, $484 thousand write-off of obsolete or damaged inventory, and $1.9 million for labor and overhead costs associated with the equipment we manufacture.
     The increase in our gross profit was primarily due to the increase in our net sales during the six months ended December 31, 2005. We continue to direct a selection of our traditional catalog customers to our road sales professionals. We believe these efforts have contributed to the growth in our net sales volume and anticipate this trend will continue in future periods as our road sales professionals continue to expand the number of face to face sales calls with our traditional, non-retail institutional customers. Although we do from time to time adjust the selling price of our products, we do not believe that any price adjustments during the first six months of fiscal 2006 contributed to our increase in net sales.
     The decrease in gross profit margin for the six months ended December 31, 2005, compared to the six months ended December 31, 2004, was primarily due to the increase in soft goods as a percentage of total sales. Historically, we have recognized a higher gross profit margin from our sale of sporting goods and equipment than we have from the sale of soft goods. For the six months ended December 31, 2005, $43.1 million of our net sales (approximately 38.6% of our net sales for the first six months of fiscal 2006) were from the sale of soft goods, compared to only $20.2 million during the same period last year.
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
     Selling, General and Administrative Expenses. SG&A expenses for the six months ended December 31, 2005, were $31.9 million, or 28.6% of net sales, compared with $12.7 million, or 24.6% of net sales, for the six months ended December 31, 2004. The primary components of our SG&A expenses are personnel costs, promotion and advertising expenses, professional fees, facility costs, depreciation and amortization, management information and related computer system expenses, travel expenses, and insurance costs.
     The increase in SG&A expenses for the six months ended December 31, 2005, was primarily attributable to Collegiate Pacific’s acquisitions since July 1, 2004, which contributed a combined $14.5 million to our total SG&A expenses for the six months ended December 31, 2005. These expenses included $6.5 million for personnel related costs, $1.9 million for advertising and promotional expenses, $1.3 million for depreciation and amortization, $1.2 million for management information and related computer systems expenses and $1.1 million for facility expenses. In addition to the increase in our SG&A expenses attributable to our acquisitions, we also experienced increases related to personnel-related costs in the amount of $2.2 million, outside professional services expenses in the amount of $806 thousand and advertising and promotional costs in the amount of $323 thousand and $544 thousand in Sarbanes-Oxley compliance costs.
     Operating Profit. Operating profit for the six months ended December 31, 2005, increased to $4.5 million, or 4.1% of net sales, compared to an operating profit of $4.4 million, or 8.5% of net sales for the six months ended December 31, 2004. The increase in operating profit was primarily attributable to the gross profit increase from higher sales volume, which was offset by increased SG&A expenses.
     Interest Expense and Other Income. Interest expense and other income for the six months ended December 31, 2005, increased to $2.0 million, compared to $163 thousand for the six months ended December 31, 2004. Interest expense increased due to the interest expense we incurred under the terms of our convertible senior subordinated notes and our increased borrowings under our credit facility and the SSG credit facility. See “Liquidity and Capital Resources.”
     Minority Interest. Minority interest benefit of $56 thousand reflects the minority interest stockholders’ share in SSG’s loss for the six months ended December 31, 2005.
     Income Taxes. Income tax expense for the six months ended December 31, 2005 was $1.0 million, which is approximately 39.0% of our income before taxes, compared to $1.8 million, which was approximately 41.6% of our income before taxes for the six months ended December 31, 2004. The decrease in the percentage of income before taxes was primarily attributable to a reduced overall tax rate due to the fact that SSG does not have significant state income taxes.
     Net Income. Net income for the six months ended December 31, 2005, decreased to $1.6 million, or 1.4% of net sales, compared to net income of $2.5 million, or 4.8% of net sales, for the six months ended December 31, 2004.

Cash Flow Activity
     Cash and cash equivalents totaled approximately $9.0 million at December 31, 2005, compared to approximately $40.3 million at June 30, 2005. The decrease in cash is attributable to the $41.7 million cash used to acquire a 72% ownership of our consolidated subsidiary SSG and $1.0 million we paid to acquire the Team Print business. Collegiate Pacific’s operating activities used approximately $2.3 million in cash during the six months ended December 31, 2005, compared to utilizing approximately $3.6 million in cash during the six months ended December 31, 2004. The net cash used in operating activities was attributable to:
•	An increase in accounts receivable of $3.5 million due to the increases in net sales for the businesses acquired and our preexisting businesses;

•	An increase in inventories of $2.9 million attributed to the anticipated increase in demand for the Company’s products during future periods;

•	An increase in prepaid expenses and other current assets of $1.5 million due to advertising costs incurred with the production of catalogs to be mailed in future periods; and

•	A decrease in accrued liabilities of $1.6 million from the payment of assumed liabilities associated with acquisitions and the payment of commissions to salesmen at the calendar year end;

•	Partially offset by an increase in accounts payable of $3.3 million to purchase inventories for the fulfillment of increased sales activities.
     Net cash used in investing activities was $43.3 million during the six months ended December 31, 2005, compared to approximately $6.8 million during the six months ended December 31, 2004. The increase in cash used in investing activities during the six months ended December 31, 2005, was attributable to cash being utilized for acquisition activities, primarily the acquisition of SSG during the six months ended December 31, 2005, compared to the six months ended December 31, 2004. Property and equipment purchased during the six months ended December 31, 2005, was $172 thousand, and included computer hardware and software, and other office equipment. No material commitments for capital expenditures existed as of December 31, 2005.
     Net cash provided by financing activities during the six months ended December 31, 2005, was $14.3 million, compared to approximately $46.4 million during the six months ended December 31, 2004. The net increase in cash provided by financing activities during the six months ended December 31, 2005 was due to:
•	Net borrowings under the Company’s line of credit of $14.8 million to finance the purchase of additional common shares of SSG and to provide working capital;

•	Proceeds of $70 thousand received upon the exercise of common stock options; and

•	Payments of dividends of approximately $510 thousand.
     The net cash provided by financing activities during the six months ended December 31, 2004, was due to:
•	Proceeds from the sale of convertible notes in the amount of $46.7 million, after debt issuance costs;

•	Proceeds from the issuance of common stock upon the exercise of options in the approximate amount of $319 thousand;

•	Net borrowings on the Company’s revolving line of credit of approximately $104 thousand and

•	Payments of dividends of approximately $498 thousand.
     Current assets as of December 31, 2005, totaled approximately $84.1 million, thereby providing the Company with working capital of approximately $46.7 million.
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
     Management reassessed the company’s purchase accounting for the intangible assets and inventories the Company acquired in connection with acquisitions since January 2004. As a result, we have restated our financial statements for the fiscal years ended June 30, 2004 and June 30, 2005, by filing an amendment to our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005. In addition, we have restated our financial results for the fiscal quarter ended September 30, 2005, by filing an amendment to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005. The amendments reflect the following purchase accounting adjustments to amounts previously allocated to the following acquired identifiable intangible assets and inventories in connection with our acquisitions of Kesslers, Dixie, OTS and Salkeld:
•	increased the value of customer relationships acquired by approximately $1.9 million, which was originally allocated to goodwill;

•	increased the value the inventories acquired by approximately $650 thousand, which was originally allocated to goodwill; and

•	increased the value of contractual backlog by approximately $200 thousand, which was originally allocated to goodwill.
     As a result of these restatements, amortization expense and cost of goods sold for the fiscal years ended June 30, 2004 and 2005 were increased by approximately $357 thousand (after-tax $210 thousand), or ($0.03) per share, and by approximately $291 thousand (after-tax $178 thousand), or ($0.02) per share, respectively. In addition, the restatement increased the company’s reported net income for the fiscal quarter ended September 30, 2005, by approximately $88 thousand (after-tax $54 thousand), which did not impact EPS. These adjustments do not affect Collegiate Pacific’s cash flow or debt balances for these periods.
     Because the Registration Statement was not declared effective by May 26, 2005, the annual interest rate payable under the Notes was increased from 5.75% to 6.0%. In addition, because the Registration Statement was not declared effective by August 24, 2005, the annual interest rate payable under the Notes was increased from 6.0% to 6.25% and will remain at 6.25%, until the Registration Statement is declared effective. The Company plans to file a pre-effective amendment to the Registration Statement and seek its effectiveness as soon as possible.
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
     On September 19, 2005, the Company entered into an Amendment to Loan Documents and Consent Agreement (the “Amendment and Consent”) with MLBFS, pursuant to which the total availability under the Credit Facility was increased from $12 million to $20 million, subject to the terms of the borrowing formula based on eligible trade receivables and inventories and the term of the Credit Facility was extended from September 30, 2005 to September 30, 2006. In addition, the interest rate was decreased from 2.25% plus the one-month LIBOR rate to 1.75% plus the one-month LIBOR rate (4.3857% at December 31, 2005) and the Company’s Fixed Charge Coverage Ratio on a trailing 12-month basis was set at 1.20 to 1. The Amendment and Consent includes an unused line fee of .375% per annum and prohibits the prepayment of any subordinated debt. Finally, the Amendment and Consent included MLBFS’s consent to the terms of the Merger Agreement so long as the merger was consummated by January 31, 2006. In connection with the termination of the Merger Agreement and the Company’s acquisition of an additional 1.66 million shares of SSG in November 2005, MLBFS agreed to consent to the Company’s use of the Credit Facility to pay for those additional SSG shares.
     As of December 31, 2005, there was approximately $9.0 million outstanding under the Credit Facility, leaving the Company with approximately $11.0 million of availability under the terms of the borrowing base formula of the Credit Facility. The Company was in compliance with all of its financial covenants under the Credit Facility at December 31, 2005.
     SSG, our 72% majority owned subsidiary, has its own revolving line of credit with Congress Financial Corporation (the “SSG Credit Facility”), which is collateralized by all of SSG’s assets. The total availability under the SSG Credit Facility may not exceed the lesser of $20 million or a borrowing base formula based on specified percentages of eligible accounts receivable and inventories. The SSG Credit Facility expires on October 31, 2007. Under the terms of the SSG Credit Facility, SSG is required to maintain certain net worth levels and as of December 31, 2005, was in compliance with those requirements. In addition, SSG is restricted under the terms of the SSG Credit Facility from, among other things, paying cash dividends and entering into certain transactions without its lender’s prior approval. As of December 31, 2005, there was a balance of approximately $5.6 million outstanding under the SSG Credit Facility, leaving SSG with approximately $11.3 million of availability. SSG was in compliance with all of its financial covenants under the SSG Credit Facility as of December 31, 2005. The Company does not have any obligations under the SSG Credit Facility and is not a guarantor of that facility.
     On January 9, 2004, the Company issued promissory notes to the two former stockholders of Tomark in the aggregate amount of $250 thousand. Payments of principal and interest are paid monthly and interest accrues at the rate of 3% per annum on the unpaid principal amount of the notes. The notes matured on December 31, 2005, and the Company paid a total of $32 thousand on the notes during the three months ended December 31, 2005, to retire the notes in full.
     On July 26, 2004, the Company issued promissory notes to the former stockholders of Dixie in the aggregate amount of $500 thousand. Payments of principal are paid monthly and interest accrues at the rate of 4% per annum on any past due principal amount of the notes. The notes mature on July 31, 2009. Principal payments made in the fiscal quarter ended December 31, 2005 were $22,851 and the remaining principal payments are due through the fiscal year ending June 30, 2010.
     On December 10, 2004, the Company issued promissory notes to the former stockholders of OTS in the aggregate amount of $100 thousand. Payments of principal are paid monthly and interest accrues at the rate of 4% per annum on the unpaid principal amount of the notes. The notes matured on December 31, 2005. Principal payments made in the fiscal quarter ended December 31, 2005 were $25 thousand and retired the notes in full.

     On May 11, 2005, the Company issued promissory notes to the former stockholders of Salkeld            in the aggregate amount of $230 thousand. Payments of principal are paid monthly and interest accrues at the rate of 4% per annum on the unpaid principal amount of the notes. The notes mature on April 30, 2007. Principal payments made in the fiscal quarter ended December 31, 2005, were $16,250, and the remaining principal payments are due through the fiscal year ending June 30, 2007.
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
Long-Term Financial Obligations and Other Commercial Commitments
     The following table summarizes the outstanding borrowings and long-term contractual obligations of the Company at December 31, 2005, and the effects such obligations are expected to have on liquidity and cash flow in future periods.

		Payments due by Period
		Less than				After
Contractual Obligations	Total	1 year	1 - 3 years		4 - 5 years	5 years
	(dollars in thousands)
Long-term debt	$62,832	$12,463	$369	$50,000		$—
Long-term debt — Sport Supply
Group line of credit	5,639		5,639
Interest expense on long-term debt	12,534	3,119	6,061	3,354		—
Operating leases	7,031	2,886	3,962	135		48

Total contractual cash obligations	$88,036	$18,468	$16,031	$53,489		$48

     We believe the Company’s and SSG’s needs from borrowings under the Credit Facility and the SSG Credit Facility, cash on hand and cash flows from operations will satisfy their respective short-term and long-term liquidity requirements. Either the Company or SSG may experience periods of higher borrowing under the Credit Facility and the SSG Credit Facility, as the case may be, due to the seasonal nature of their respective business cycles. We are actively seeking expansion through acquisitions and/or joint ventures, and the success of such efforts may require additional bank debt, equity financing, or private financing.
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
     Inventories. Inventories are valued at the lower of cost or market value. Cost is determined using the standard cost method for items manufactured by us and the weighted-average cost method for items purchased for resale. We record adjustments to our inventories for estimated obsolescence or diminution in market value equal to the difference between the cost of inventory and the estimated market value, based on market conditions from time to time. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual experience if future economic conditions, levels of customer demand or competitive conditions differ from expectations. Because valuing our inventories requires significant management judgment, we believe the accounting estimate related to our inventories is a “critical accounting estimate.” Management of the Company has discussed this critical accounting estimate with the audit committee of our Board of Directors, and the audit committee has reviewed the Company’s disclosure relating to it in this Quarterly Report on Form 10-Q.
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
     At December 31, 2005, our total allowance for doubtful accounts was approximately $1.4 million, an increase of $310 thousand from June 30, 2005. The increase in the amount of our allowance for doubtful accounts for the six months ended December 31, 2005, was primarily attributable to the increase in sales activity in the six months ended December 31, 2005.
     Goodwill, Intangibles and Long-lived Assets. We assess the recoverability of the carrying value of goodwill, intangibles and long-lived assets periodically. If circumstances suggest that long-lived assets may be impaired, and a review indicates the carrying value will not be recoverable, the carrying value is reduced to its estimated fair value. As of December 31, 2005, the balance sheet includes approximately $47.4 million of goodwill and intangible assets, net, $9.5 million of fixed assets, net, and $2.7 million of deferred debt issuance costs. The Company has concluded that no impairment exists. Because estimating the recoverability of the carrying value of long-lived assets requires significant management judgment and that our use of different estimates that we reasonably could have used would have an impact on our reported net long-lived assets, we believe the accounting estimates related to our impairment testing are “critical accounting estimates.” Management of the Company has discussed this critical accounting estimate with the audit committee of our Board of Directors, and the audit committee has reviewed the Company’s disclosure relating to it in this Quarterly Report on form 10-Q.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     The market risk inherent in our financial instruments represents the potential loss arising from adverse changes in interest rates and foreign currency exchange rates. We do not enter into derivative financial instruments for trading purposes. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. We are exposed to interest rate risk through our borrowing activities, which are described in Note 7 to our Consolidated Financial Statements in our Annual Report on Form 10-KSB (Amendment No. 1) for the fiscal year ended June 30, 2005.
     As of December 31, 2005, we had $12.5 million outstanding under our Credit Facility and SSG had $5.6 million outstanding under its credit facility. Future borrowings and related interest expense under our Credit Facility and the SSG Credit Facility, to the extent of outstanding borrowings, would be affected by interest rate changes.
     Our outstanding long-term debt as of December 31, 2005, is at fixed interest rates and would not be affected by interest rate changes. Based upon quoted prices, the fair value of our senior notes and debentures (face value of $50 million) was approximately $51.4 million as of December 31, 2005.
     We do not use derivative financial instruments to manage foreign currency risk related to the procurement of merchandise inventories from foreign sources and we do not earn income denominated in foreign currencies. All of our revenue is recognized in U.S. dollars.

Item 4. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures. An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in §240.13a–15(e) or §240.15d–15(e) of the General Rules and Regulations of the Securities Exchange Act of 1934, as amended (the “1934 Act)) as of the end of the period covered by this Quarterly Report. Based on that evaluation, management, including the CEO and CFO, has concluded that, as of December 31, 2005, the Company’s disclosure controls and procedures were effective , as of the end of the period covered by this report, to provide reasonable assurance that information we are required to disclose in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
     Changes in Internal Control Over Financial Reporting. The Company’s Annual Report on form 10-KSB for the fiscal quarter ended June 30, 2005 was filed with the Securities and Exchange Commission on September 19, 2005, and the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005, was filed with the Securities and Exchange Commission on November 21, 2005. Subsequent to the filing of the foregoing Form 10-Q, management identified errors in the Company’s purchase accounting for acquired identifiable intangible assets and inventories for the fiscal years ended June 30, 2004 and 2005, as well as the fiscal quarter ended September 30, 2005, whereby the amortization expense and costs of goods sold during those periods were understated or overstated, as the case may be, by approximately $357 thousand (after-tax $210 thousand), or ($0.03) per share, for fiscal 2004, by approximately $291 thousand (after-tax $178 thousand), or ($0.02) per share, for fiscal 2005, and by approximately $88 thousand (after-tax $54 thousand), which had no impact on the Company’s earnings per share, for the fiscal quarter ended September 30, 2005. As a result, the Company restated its financial statements for the fiscal years ended June 30, 2004 and 2005, as well as the fiscal quarter ended September 30, 2005, to adjust its amortization expense and costs of goods sold during those periods.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     On October 5, 2005, two stockholders of SSG, Martin Kleinbart and William Stahl, each filed a separate lawsuit in the Court of Chancery of the State of Delaware in and for New Castle County against the Company, including the Company’s Chairman and Chief Executive Officer, Michael J. Blumenfeld, SSG and certain former members of SSG’s board of directors. The plaintiffs filed the lawsuits as a class action on behalf of the public stockholders of SSG in connection with the now terminated Agreement and Plan of Merger pursuant to which the Company was to have acquired the remaining outstanding capital stock of SSG that it did not already own at that time. On November 22, 2005, for reasons unrelated to the pending lawsuit, the Company and SSG entered into a Termination Agreement, dated November 22, 2005, which terminated the Agreement and Plan of Merger. The lawsuit alleged the consideration to be paid to the public shareholders of SSG was inadequate and that the defendants breached certain fiduciary duties owed to the SSG public stockholders. The Company believes the claims asserted by the plaintiffs are without merit.
     On December 15, 2005, a stockholder of SSG, Jeffrey S. Abraham, as Trustee of the Law Offices of Jeffrey S. Abraham Money Purchase Plan, dated December 31, 1999, f/b/o Jeffrey S. Abraham, filed a lawsuit in the Court of Chancery of the State of Delaware in and for New Castle County against Emerson Radio Corp., Geoffrey P. Jurick, Arthur J. Coerver, Harvey Rothenberg, the Company and Michael J. Blumenfeld. The plaintiff filed the lawsuits on behalf of plaintiff and as a class action on behalf of the public stockholders of SSG in connection with the now terminated Agreement and Plan of Merger pursuant to which the Company was to have acquired the remaining shares of the outstanding capital stock of SSG that it does not already own and the Company’s subsequent acquisition of an additional 1.66 million shares of SSG for approximately $9.2 million cash from an institutional stockholder. The lawsuit alleges the defendants breached certain fiduciary duties owed to SSG’s stockholders and the Company was unjustly enriched from its use of certain SSG assets. The Company believes the claims asserted by the plaintiff are without merit and the purported derivative lawsuit is defective.
     The Company is a party to various other litigation matters, in most cases involving ordinary and routine claims incidental to the Company’s business. We cannot estimate with certainty our ultimate legal and financial liability with respect to such pending litigation matters. However, we believe, based on our examination of such matters, that our ultimate liability will not have a material adverse effect on our financial position, results of operations or cash flows.
Item 6. Exhibits.
A.      Exhibits.
   The following exhibits are filed as part of this report:

Exhibit
Number	Description	Location
10.1	Consent Agreement, dated November 22, 2005, by and among Merrill Lynch Business Financial Services Inc., Collegiate Pacific Inc., Kesslers Team	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 22, 2005.

Exhibit
Number	Description	Location
Sports, Inc., Tomark Sports Inc., Dixie Sporting Goods Co., inc., CMS of Central Florida, Inc. and Salkeld & Sons, Inc.

10.2	Termination Agreement, dated November 22, 2005, by and among Collegiate Pacific inc., CP Merger Sub, Inc. and Sport Supply Group, Inc.	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 22, 2005.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith

**	Furnished herewith

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
Chief Executive Officer

/s/ William R. Estill
William R. Estill, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
     The following exhibits are filed as part of this report:

Exhibit
Number	Description	Location
10.1	Consent Agreement, dated November 22, 2005, by and among Merrill Lynch Business Financial Services Inc., Collegiate Pacific Inc., Kesslers Team Sports, Inc., Tomark Sports Inc., Dixie Sporting Goods Co., inc., CMS of Central Florida, Inc. and Salkeld & Sons, Inc.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 22, 2005.

10.2	Termination Agreement, dated November 22, 2005, by and among Collegiate Pacific inc., CP Merger Sub, Inc. and Sport Supply Group, Inc.	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 22, 2005.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith

**	Furnished herewith