Form 10-Q
period 2006-03-31
COLLEGIATE PACIFIC INC
filed 2006-05-15
CIK 828747

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006

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
  Yes  ☐           No  ☑
     As of May 10, 2006, there were 10,187,493 shares of the issuer’s common stock outstanding.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2006	2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,410,957	$40,325,716
Accounts receivable, net of allowance for doubtful accounts of $1,551,497 and $1,042,496, respectively	37,003,133	18,131,753
Inventories	37,841,033	17,478,805
Current portion of deferred taxes	803,278	775,231
Prepaid income taxes	262,920	644,596
Prepaid expenses and other current assets	3,888,002	601,439

Total current assets	84,209,323	77,957,540
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $2,321,171 and $1,294,135, respectively	10,204,815	1,501,096
DEFERRED DEBT ISSUANCE COSTS, net of accumulated amortization of $905,325 and $392,932, respectively	2,505,034	3,017,427
INTANGIBLE ASSETS, net of accumulated amortization of $1,977,190 and $853,333, respectively	9,234,100	1,862,606
GOODWILL	43,090,458	23,848,345
OTHER ASSETS, net	592,622	409,068

Total assets	$149,836,352	$108,596,082

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$17,797,867	$9,782,479
Accrued liabilities	6,865,093	1,724,783
Dividends payable	254,853	255,144
Accrued interest	1,032,986	250,000
Current portion of long-term debt	12,161,922	329,867

Total current liabilities	38,112,721	12,342,273

DEFERRED TAX LIABILITY	497,405	700,146
NOTES PAYABLE AND OTHER LONG-TERM DEBT	55,138,337	50,448,153
MINORITY INTEREST IN SUBSIDIARY	8,111,294	—
COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 10,271,778 and 10,205,780 shares issued and 10,185,752 and 10,119,754 shares outstanding, respectively	102,718	102,058
Additional paid-in capital	42,709,494	41,911,008
Retained earnings	5,821,834	3,749,895
Treasury stock at cost, 86,026 shares	(657,451)	(657,451)

Total stockholders’ equity	47,976,595	45,105,510

Total liabilities and stockholders’ equity	$149,836,352	$108,596,082

The accompanying notes are an integral part of these consolidated financial statements.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
				(As restated)
Net sales	$59,417,658	$27,018,429	$171,093,834	$78,523,315
Cost of sales	38,420,621	17,544,088	113,639,708	52,012,219

Gross profit	20,997,037	9,474,341	57,454,126	26,511,096

Selling, general and administrative expenses	17,252,696	7,484,598	49,180,817	20,149,485

Operating profit	3,744,341	1,989,743	8,273,309	6,361,611

Other income (expense):
Interest income	25,005	179,288	99,343	237,732
Interest expense	(1,261,064)	(899,372)	(3,378,970)	(1,240,891)
Other income	155,198	32,774	243,671	153,337

Total other (expense)	(1,080,861)	(687,310)	(3,035,956)	(849,822)

Income before minority interest in income of consolidated subsidiary and income taxes	2,663,480	1,302,433	5,237,353	5,511,789

Income tax provision	787,326	514,772	1,813,376	2,266,426

Minority interest in income of consolidated subsidiary, net of tax	643,856	—	587,665	—

Net income	$1,232,298	$787,661	$2,836,312	$3,245,363

Weighted average number of shares outstanding:
Basic	10,183,973	10,094,747	10,174,843	10,002,640

Diluted	10,359,528	10,410,933	10,389,740	10,277,970

Net income per share common stock – basic	$0.12	$0.08	$0.28	$0.32

Net income per share common stock – diluted	$0.12	$0.08	$0.27	$0.32

Dividends declared per share common stock	$0.025	$0.025	$0.075	$0.075

The accompanying notes are an integral part of these consolidated financial statements.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,
	2006	2005
		(As restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,836,312	$3,245,363
Adjustments to reconcile net income to cash used in operating activities:
Provision for uncollectible accounts receivable	763,137	460,339
Depreciation expense	1,027,036	300,596
Amortization expense	1,114,090	235,766
Amortization of deferred debt issuance costs	512,393	222,784
Loss on sale of property and equipment	—	2,912
Deferred taxes	(230,788)	—
Stock-based compensation expense	59,761	—
Minority interest in consolidated subsidiary	587,665	—
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	(8,572,695)	(5,346,516)
Inventories	(2,739,514)	(2,550,735)
Prepaid expenses and other current assets	(2,936,995)	(1,168,608)
Other assets, net	127,506	263,856
Accounts payable	1,658,013	(966,718)
Accrued liabilities	864,045	1,127,355
Taxes payable	381,675	(1,279,064)

Net cash used in operating activities:	(4,548,359)	(5,452,670)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(698,555)	(416,657)
Cash used in business acquisitions, net of cash acquired of $863,887 and $317,551 respectively	(43,657,331)	(6,726,870)

Net cash used in investing activities:	(44,355,886)	(7,143,527)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank line of credit	110,991,829	9,185,948
Payments on notes payable and line of credit	(97,336,490)	(9,379,549)
Proceeds from issuance of senior subordinated notes, net of deferred issuance costs	—	46,621,694
Payment of dividends	(764,666)	(750,562)
Proceeds from issuance of common stock	98,813	454,012

Net cash provided by financing activities:	12,989,486	46,131,543

Net change in cash and cash equivalents	(35,914,759)	33,535,346
Cash and cash equivalents at beginning of period	40,325,716	7,473,145

Cash and cash equivalents at end of period	$4,410,957	$41,008,491

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2,014,872	$29,427

Cash paid for income taxes	$1,412,289	$3,545,491

	Nine Months Ended
	March 31,
	2006	2005
		(As restated)
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of assets acquired in business acquisitions	$40,830,353	$7,690,531

Liabilities assumed in business acquisitions	$26,798,734	$4,495,229

Promissory notes issued for business acquisitions	$—	$$600,000

Common stock issued for business acquisitions; 53,248 shares and 231,788 shares, respectively	$640,573	$2,687,514

The accompanying notes are an integral part of these consolidated financial statements.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation:
     The accompanying unaudited condensed consolidated financial statements of Collegiate Pacific Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements and should be read in conjunction with the Company’s annual report on Form 10-KSB (Amendment No. 1) for the fiscal year ended June 30, 2005. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The Company’s original Annual Report on Form 10-KSB has been amended to reflect certain adjustments to its accounting for business combinations.
     Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year ending June 30, 2006.
     Restatement. As previously disclosed in the Company’s Annual Report on Form 10-KSB and previous quarterly reports on Form 10-Q, since February 2005, the Company received and responded to several comment letters from the Staff of the Securities and Exchange Commission’s Division of Corporation Finance. The SEC comments were initiated in conjunction with the SEC’s review of the Company’s Registration Statement on Form S-3, which was filed by the Company on January 24, 2005, as required by the terms of a registration rights agreement the Company entered into with the purchasers of its convertible senior subordinated notes due 2009. Management reassessed the Company’s purchase accounting for the intangible assets and inventories the Company acquired in connection with acquisitions it completed since January 2004 and determined prior purchase accounting allocations were made incorrectly. The Company’s consolidated balance sheet for the fiscal year ended June 30, 2005, and its consolidated statements of income and cash flows for the nine months ended March 31, 2005, each of which is included in this Quarterly Report on Form 10-Q, reflect the changes to the Company’s accounting for its acquisitions that have been made to those previously issued consolidated balance sheet and statements of income and cash flows. The Company’s Registration Statement on Form S-3 was declared effective on February 28, 2006.
2. Business Combinations:
     On July 26, 2004, the Company completed its acquisition of all of the outstanding capital stock of Dixie Sporting Goods Co., Inc. (“Dixie”). Dixie is a supplier of soft goods and sporting goods equipment throughout the Mid-Atlantic United States. The Company paid the former stockholders of Dixie a total of approximately $7.0 million, exclusive of transaction costs, which consisted of $4.0 million in cash, $500 thousand in promissory notes, up to an additional $1.0 million in the form of an earnout if the net income of Dixie exceeded certain target levels in the 17 month period ending December 31, 2005, and 148,662 shares of the Company’s common stock valued at $1.5 million. The cash portion of the purchase price was paid out of the Company’s working capital. The Company’s wholly owned subsidiary, Dixie, employs the former Dixie management team. During the quarterly period ended September 30, 2005, the earnout target was achieved and the Company paid the former Dixie stockholders an additional $1.0 million. Consequently, goodwill related to the Dixie acquisition increased by $1.0 million.
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

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The purchase price was allocated to assets acquired, which included the identifiable intangible assets, and liabilities assumed, based on their respective estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill in the amount of $4.0 million.
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
     The acquisition of OTS was accounted for using the purchase method of accounting, and accordingly, the net assets and results of operations of OTS have been included in the Company’s consolidated financial statements since the date of acquisition. Identifiable intangible assets acquired include customer relationships valued at $363 thousand, which are being amortized on a double declining value basis over their estimated useful lives of 10 years, and contractual backlog valued at $13 thousand, which is being amortized on a straight-line basis over an estimated useful life of 3 months. The purchase price was allocated to assets acquired, which includes the identifiable intangible assets, and liabilities assumed based on their respective estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill in the amount of $3.0 million.
     On May 11, 2005, the Company completed its acquisition of all of the outstanding capital stock of Salkeld & Sons, Inc. (“Salkeld”). Salkeld is a supplier of soft goods and sporting goods equipment in the State of Illinois. The Company paid the former Salkeld stockholders total consideration of approximately $2.9 million, exclusive of transaction related costs, which consisted of approximately $2.5 million in cash and $230 thousand in promissory notes. The Company also paid certain liabilities of Salkeld at closing in the amount of approximately $126 thousand. In addition, the Company agreed to pay the former Salkeld stockholders up to an additional $1.1 million in the form of an earnout if Salkeld’s gross profit exceeds a certain target level during the 12-month period ending April 30, 2006. The earnout target was achieved in February 2006 and the $1.1 million earnout was included in accrued liabilities at March 31, 2006. The earnout payment will be made as soon as practical after May 11, 2006, but in no event later than July 9, 2006. Two-thirds of the earnout will be paid in cash and one-third by the issuance of shares of the Company’s common stock, the number of which shall be determined by dividing $366,667 by the average closing price of the Company’s common stock on the American Stock Exchange for the five trading days prior to May 11, 2006. The Company’s wholly owned subsidiary, Salkeld, employs the former Salkeld management team.
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

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
     On November 22, 2005, the Company announced its purchase of 1,661,900 shares of SSG, or an additional 18% of SSG’s outstanding common shares, for approximately $9.2 million in cash from an institutional holder, representing a purchase price of $5.55 per share, as well as purchased an additional 155,008 shares of SSG in open market transactions at an average price of $4.81 per share. The Company’s ownership interest in SSG is currently approximately 73%.
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
     The Company acquired Dixie, OTS, Salkeld and SSG, as well as the operating assets of Team Print after considering the historic levels of earnings achieved by the acquired companies. The consideration paid was agreed upon after the Company determined the potential impact on future earnings of the integrated companies or operating assets acquired.
     Since the Company purchased the outstanding capital stock of Dixie, OTS, Salkeld and SSG, none of the goodwill associated with those acquisitions will be deductible for tax purposes. For the acquisition of Team Print, the goodwill is fully deductible for tax purposes over a 15-year period.
     The allocation of the Salkeld, SSG and Team Print purchase prices to assets acquired and liabilities assumed are preliminary and subject to further analysis. Any modification to the purchase price allocations for those acquisitions will result in an increase or decrease in the allocation of goodwill or other intangible assets.
     The following presents the unaudited pro forma results for the Company for the three and nine months ended March 31, 2006 and 2005, as if the acquisitions of Dixie (July 2004), OTS (December 2004), Salkeld (May 2005), SSG (July 2005) and Team Print (August 2005) had been consummated at

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
the beginning of each of the periods presented. The pro forma results are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of the periods presented or the results that may occur in the future.

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Net sales	$59,417,658	$55,986,037	$171,343,761	$154,633,420

Net income	1,232,298	1,347,253	3,464,553	2,397,730

Net income per share common stock:
Basic	$0.12	$0.13	$0.34	$0.24

Diluted	$0.12	$0.13	$0.33	$0.23

3. Net Sales:
     The Company’s net sales to external customers are attributable to sales of sporting goods equipment and soft goods. The following table details the Company’s consolidated net sales by these product lines for the three months ended March 31, 2006, and 2005:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Sporting goods equipment	$42,246,157	$18,033,432	$110,772,102	$44,484,533
Soft good athletic apparel and footwear	$17,171,501	$8,984,997	$60,321,732	$34,038,782

Net sales	$59,417,658	$27,018,429	$171,093,834	$78,523,315

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
     Inventories at March 31, 2006 and June 30, 2005 consisted of the following:

	March 31,	June 30,
	2006	2005
Raw materials	$2,019,077	$515,508
Work in progress	183,290	75,450
Finished goods	35,638,666	16,887,847

Inventories	$37,841,033	$17,478,805

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5. Allowance for Doubtful Accounts:
     Changes in the Company’s allowance for doubtful accounts for the nine months ended March 31, 2006, and the fiscal year ended June 30, 2005 are as follows:

	March 31,	June 30,
	2006	2005
Balance at beginning of period	$1,042,496	$635,531
Provision for uncollectible accounts receivable	763,135	574,464
Effect of business acquisitions	—	264,515
Accounts written off, net of recoveries	(254,134)	(432,014)

Balance at end of period	$1,551,497	$1,042,496

6. Income Per Share:
     Summarized basic and diluted income per share are as follows:

	For the Three Months Ended			For the Nine Months Ended
	March 31,			March 31,
	2006		2005	2006		2005
						(As restated)
Net income available to common
Stockholders – basic	$1,232,298		$787,661	$2,836,312		$3,245,363
Add: Income impact of convertible bonds if converted(2)	—		—	—		—

Net income available to common stockholders- diluted	$1,232,298		$787,661	$2,836,312		$3,245,363

Weighted average common shares — basic	10,183,973		10,094,747	10,174,843		10,002,640
Effect of dilutive options	175,555		316,186	214,897		275,330
Effect of convertible bonds if converted(2)	—		—	—		—

Weighted average common shares — diluted	10,359,528		10,410,933	10,389,740		10,277,970

Net income per share – basic	$0.12		$0.08	$0.28		$0.32

Net income per share – diluted	$0.12		$0.08	$0.27		$0.32

Options and shares reserved for issuance excluded from computation because their effect was antidilutive	3,619,969	(1)	3,607,969	3,606,969	(1)	3,541,136

(1)	For the three and nine months ended March 31, 2006, 3,619,969 shares and 3,606,969 shares, respectively, related to outstanding stock options and shares reserved for issuance under the outstanding convertible bonds were not included in the calculation of fully diluted earnings per share since the effect of those options would be antidilutive.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(2)	Convertible bonds of $50,000,000 were issued in November 2004. For the periods ended March 31, 2006 and 2005, these bonds were convertible into 3,412,969 shares and were antidilutive in the computation of earnings per share; however, in future periods they may be dilutive.
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
     Prior to fiscal 2006, the Company accounted for its stock options under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 and related interpretations. Effective July 1, 2005, the Company adopted the provisions of SFAS No. 123 (Revised 2004), “Share-Based Payments” (“SFAS 123 (R)”) and selected the modified prospective method to initially report stock-based compensation amounts in the consolidated financial statements. The Company is currently using the Black-Scholes option pricing model to determine the fair value of all option grants.
     For the nine months ended March 31, 2006, the Company recorded $59,761 for stock-based compensation expense related to vested stock options previously granted. This amount is recorded in selling, general and administrative expense. There was no stock-based compensation expense for the three-month period ended March 31, 2006. The financial statement impact of recording $59,761 of stock-based compensation expense in the nine months ended March 31, 2006 is as follows:

Income from continuing operations	$59,761
Income before income taxes	$59,761
Net income	$36,473
Net income per common share — basic	$0.00
Net income per common share — diluted	$0.00
Cash flows from operating activities	$59,761
Cash flows from financing activities	$—
     At March 31, 2006, there was no unrecognized compensation cost related to unvested stock options remaining to be recognized. There were no excess tax benefits from the exercise of stock options during the three and nine month periods ended March 31, 2006 and 2005.
     The following table illustrates the effect on net income and earnings per share if the fair value recognition provisions of SFAS 123(R) had been applied to prior periods.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the Three Months	For the Nine Months
	Ended March 31,	Ended March 31,
	2005	2005
		(As restated)
Net income (loss), as reported	$787,661	$3,245,363
Add: stock based employee compensation expense included in net income	—	—
Deduct: stock-based employee compensation expense determined using the fair value based method for all awards, net of related tax effects	910,573	1,605,489

Pro forma income (loss)	$(122,912)	$1,639,874

Net income (loss) per share common stock:
As reported:
Basic	$0.08	$0.32

Diluted	$0.08	$0.32

Pro forma:
Basic	$(0.01)	$0.16

Diluted	$(0.01)	$0.16

     The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: expected average volatility of 34.0% to 35.0%; risk free interest rate of 3.41% to 3.99%; dividend yield of 1.0% to 1.1%; and expected lives of five years.
     A summary of the Company’s stock option activity for the nine months ended March 31, 2006, is as follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding at July 1, 2005	1,170,550	$8.56
Granted	—
Exercised	(12,750)	7.75
Forfeited or cancelled	(3,000)	12.50
Outstanding at March 31, 2006	1,154,800	8.56

Exercisable at March 31, 2006	1,154,800	$8.56

     The weighted average fair value of options granted in the fiscal year ended June 30, 2005, was $3.73 per share. The intrinsic value of options exercisable at March 31, 2006, was $3,230,379. The Company did not grant any options during the nine months ended March 31, 2006.
     The total intrinsic value of options exercised in the fiscal year ended June 30, 2005, was $488,767, and the total intrinsic value of options exercised in the nine months ended March 31, 2006, was $47,746. The total fair value of options vested during the fiscal year ended June 30, 2005, was $1,867,001, and the total fair value of options vested during the nine months ended March 31, 2006, was $59,761.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The following table summarizes additional information about stock options at March 31, 2006:

	Outstanding		Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
		Life	Exercise		Exercise
Exercise price	Shares	(In Years)	Price	Shares	Price
$3.89 — $4.81	120,500	5.4	$3.91	120,500	$3.91
$4.90 — $6.13	321,250	5.1	$5.85	321,250	$5.85
$9.38	31,500	3.0	$9.38	31,500	$9.38
$8.73 — $9.73	474,550	8.5	$9.30	474,550	$9.30
$10.70 — $14.34	207,000	9.0	$13.68	207,000	$13.68

	1,154,800	7.2	$8.56	1,154,800	$8.56

8. Intangible Assets:

			March 31, 2006			June 30, 2005
	Asset	Gross			Gross		Net
	Life	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Carrying
	(years)	Value	Amortization	Value	Value	Amortization	Value
Amortizable intangible assets:
Trademarks	10-15	$343,142	$169,855	$173,287	$343,142	$152,384	$190,758
Non-compete agreements	10	3,200,000	240,000	2,960,000	—	—	—
Customer relationships	10	3,343,000	679,428	2,663,572	1,923,000	324,020	1,598,980
Contractual backlog	0.25	426,600	426,600	—	205,600	195,200	10,400
Customer database	3	660,000	165,000	495,000	—	—	—
Significant contracts	5	327,000	49,050	277,950	—	—	—
License agreements and other	3-10	305,048	247,257	57,791	244,197	181,729	62,468

Total amortizable intangible assets		$8,604,790	$1,977,190	$6,627,600	$2,715,939	$853,333	$1,862,606

Non-amortizable intangible assets:
Trademarks		$2,606,500	—	$2,606,500

Total non-amortizable intangible assets		$2,606,500	—	$2,606,500

Total intangible assets		$11,211,290	$1,977,190	$9,234,100

Goodwill – 6/30/05		$23,848,345
Additions		19,242,113

Goodwill – 3/31/06		$43,090,458

9. Minority Interest in Subsidiary:
        In July 2005, the Company completed the acquisition of 53.2% of the outstanding capital stock of SSG. During the period from November 2005 to March 2006, the Company purchased approximately an additional 1.8 million shares of SSG, or approximately an additional 20% of SSG’s outstanding common shares, for approximately $10.0 million in cash from an institutional holder and in open market transactions. The Company’s ownership interest in SSG is currently approximately 73%. The Company has valued the minority interest based on the net book value of SSG at the time the acquisitions were made. The portion of the purchase price paid by the Company for all acquisitions of SSG stock in excess of its original 53.2% acquisition that was in excess of the carrying value of the acquired stock was recorded as additional goodwill of approximately $10.0 million. Additionally, the minority interest reflects the minority interest in earnings or loss, as the case may be, since the respective acquisition dates

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
and any equity issued by SSG to minority stockholders. Minority interest at March 31, 2006 consisted of the following:

Minority interest in SSG at July 1, 2005 (53.2%)	$13,590,006
Minority interest in net income of SSG for the nine months ended March 31, 2006	587,665
Common stock issued in subsidiary	56,418
Stock based compensation	16,850
Additional purchase of 20% of SSG common stock	(6,139,645)

Minority interest in SSG at March 31, 2006 (73.2%)	$8,111,294

10. Stockholders’ Equity:
Changes in shareholders’ equity during the nine months ended March 31, 2006 were as follows:

Stockholders’ equity at June 30, 2005	$45,105,510
Net income	2,836,312
Issuance of common stock in conjunction with stock option exercises	98,813
Issuance of common stock for business acquisitions	640,573
Stock based compensation	59,761
Dividends declared	(764,374)

Stockholders’ equity at March 31, 2006	$47,976,595

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
Matters Affecting Comparability
     Collegiate Pacific’s operating results for the third quarter of fiscal 2006 include the operating results of Dixie Sporting Goods Co., Inc. (“Dixie”), which we acquired during the first quarter of fiscal 2005, CMS of Central Florida Inc. d/b/a Orlando Team Sports (“OTS”), which we acquired during the second quarter of fiscal 2005, Salkeld & Sons, Inc. (“Salkeld”), which we acquired during the fourth quarter of fiscal 2005, 53.2 % of Sport Supply Group, Inc. (“SSG”), which we acquired during the first quarter of fiscal 2006, and approximately an additional 20% of SSG, which we acquired during the second and third quarters of fiscal 2006, and Team Print, which we acquired during the first quarter of fiscal 2006, each since their respective acquisition dates. However, the condensed consolidated statements of income for the three and nine months ended March 31, 2005, do not include the operating results for the Salkeld, SSG and Team Print acquisitions since those acquisitions were completed after March 31, 2005. Approximately $ 37.0 million of the $59.4 million net sales for the three months ended March 31, 2006 and $105.8 million of the $171.1 million net sales for the first nine months of fiscal 2006, is attributable to Collegiate Pacific’s acquisitions during fiscal 2005 and fiscal 2006. This includes the results of Collegiate Pacific’s efforts to direct certain customers and prospects of our catalog group to our road sales professionals in our team dealer group. These efforts have contributed to the growth in net sales for each of our acquired businesses. We believe that if we can successfully service a selection of our traditional catalog customers in specific regions of the United States with our road sales professionals, we will continue to grow our net sales through greater account penetration and retention.
Consolidated Results of Operations
     The following table compares selected financial data from the Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2006 and 2005:

	For the Three Months Ended				For the Nine Months Ended
	March 31,				March 31,
			Increase (decrease)				Increase
	2006	2005	Dollars	Percentage	2006	2005	Dollars	Percentage
	(dollars in thousands, except per share amounts)
Net sales	$59,418	$27,018	$32,400	119.9. %	$171,094	$78,523	$92,571	117.9%
Gross profit	20,997	9,474	11,523	121.6. %	57,454	26,511	30,943	116.7%
Operating profit	3,744	1,990	1,754	88.1%	8,273	6,362	1,911	30.0%
Net income	1,232	788	444	56.4%	2,836	3,245	(409)	(12.6)%
Earnings per share — basic	$0.12	$0.08	$0.04	50.0%	$0.28	$0.32	$(0.04)	(12.5)%
Earnings per share — diluted	0.12	$0.08	$0.04	50.0%	$0.27	$0.32	$(0.05)	(15.6)%

Expressed as a percentage of net sales:
Gross profit margin	35.3%	35.1%			33.6%	33.8%
Selling, general and administrative expenses	29.0%	27.7%			28.7%	25.7%
Operating profit	6.3%	7.4%			4.8%	8.1%
Acquisitions Since July 1, 2004 and Related Developments
     On July 26, 2004, the Company completed its acquisition of all of the outstanding capital stock of Dixie. Dixie is a supplier of soft goods and sporting goods equipment throughout the Mid-Atlantic United States. The Company paid the former stockholders of Dixie a total of approximately $7.0 million, exclusive of transaction costs, which consisted of $4.0 million in cash, $500 thousand in promissory notes, up to an additional $1.0 million in the form of an earnout if the net income of Dixie exceeded certain target levels in the 17 month period ending December 31, 2005, and 148,662 shares of the Company’s common stock valued at $1.5 million. The cash portion of the purchase price was paid out of the Company’s working capital. The Company’s wholly owned subsidiary, Dixie, employs the former Dixie management team. During the quarter ended September 30, 2005, the earnout target was achieved and we paid the former Dixie stockholders an additional $1.0 million. Consequently, we increased our goodwill related to the Dixie acquisition by $1.0 million.
     The acquisition of Dixie was accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of Dixie have been included in the Company’s consolidated financial statements since the date of acquisition. Assets acquired included customer relationships valued at $57 thousand and a contractual backlog intangible asset in the amount of $10 thousand, which are amortized on a straight-line basis over their estimated useful lives of 10 years and 3 months, respectively. The purchase price was allocated to assets acquired, which included the identifiable intangible assets, and liabilities assumed, based on their respective estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill in the amount of $4.2 million.
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
     The acquisition of OTS was accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of OTS have been included in our consolidated financial statements since the date of acquisition. Identifiable intangible assets acquired included customer relationships valued at $363 thousand, which are being amortized on a double declining value basis over their estimated useful lives of 10 years, and contractual backlog valued at $13 thousand, which is being amortized on a straight-line basis over its estimated useful life of 3 months, respectively. The purchase price was allocated to assets acquired, which includes the identifiable intangible assets, and liabilities assumed based on their respective estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill in the amount of $3.0 million.
     On May 11, 2005, we completed the acquisition of all of the outstanding capital stock of Salkeld. Salkeld is a supplier of soft goods and sporting goods equipment in the State of Illinois. We paid the former Salkeld stockholders total consideration of approximately $2.9 million, exclusive of transaction related costs, which consisted of approximately $2.5 million in cash and $230 thousand in promissory notes. We also paid certain liabilities of Salkeld at closing in the amount of approximately $126 thousand. In addition, we agreed to pay the former Salkeld stockholders up to an additional $1.1 million in the form of an earn-out if Salkeld’s gross profit exceeds a certain target level during the 12-month period ending April 30, 2006. The earnout target was achieved in February 2006 and the $1.1 million earnout was included in accrued liabilities at March 31, 2006. The earnout payment will be made as soon as practical after May 11, 2006, but in no event later than July 9, 2006. Two-thirds of the earnout will be paid in cash and one-third by the issuance of shares of the Company’s common stock, the number of which shall be determined by dividing $366,667 by the average closing price of the Company’s common stock on the American Stock Exchange for the five trading days prior to May 11, 2006. Our wholly owned subsidiary, Salkeld, employs the former Salkeld management team.
     The acquisition of Salkeld was accounted for using the purchase method of accounting, and accordingly, the net assets and results of operations of Salkeld have been included in the Company’s consolidated financial statements since the date of acquisition. Identifiable intangible assets acquired include customer relationships valued at $433 thousand, which are being amortized on a double declining value over their estimated useful lives of 10 years, and contractual backlog valued at $42 thousand, which is being amortized on a straight-line basis over its estimated useful life of 3 months. The purchase price was allocated to assets acquired, which includes the identifiable intangible assets, and liabilities assumed based on their respective estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill in the amount of $3.0 million.
     On July 1, 2005, the Company completed the acquisition of 53.2% of the outstanding capital stock of Sport Supply Group, Inc. (“SSG”) from Emerson Radio Corp and Emerson Radio (Hong Kong) Limited for $32 million in cash. SSG is a direct marketer and Business-To-Business (“B2B”) e-commerce supplier of sporting goods and physical education equipment to the institutional and youth sports market. The acquisition of 53.2% of SSG was accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of SSG have been included in the Company’s consolidated financial statements since the date of acquisition. The purchase price was allocated to assets acquired of approximately $40.5 million, plus identifiable intangible assets acquired, which included $3.2 million for non-compete agreements, $1.3 million for customer relationships, $660 thousand for a customer database, $327 thousand for significant contracts, $221 thousand for contractual backlog, $43 thousand for photo library and $14 thousand for a bid database calendar, as well as liabilities assumed based on their respective estimated fair values of approximately $26.8 million at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill in the amount of approximately $11.9 million.

     On November 22, 2005, the Company announced its purchase of 1,661,900 shares of SSG, or approximately an additional 18% of SSG’s outstanding common shares, for approximately $9.2 million in cash from an institutional holder, representing a purchase price of $5.55 per share, as well as purchased an additional 155,008 shares of SSG in open market transactions at an average price of $4.81 per share. The Company’s ownership interest in SSG is currently approximately 73%. These additional purchases of SSG’s capital stock reduced the minority interest in SSG by $6.1 million. This amount was determined by using the carrying value of SSG’s capital stock as the total value for the shares of SSG capital stock acquired by the Company.
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
     We acquired Dixie, OTS, Salkeld and SSG, as well as the operating assets of Team Print after considering the historic levels of earnings achieved by the acquired companies. The consideration paid was agreed upon after the Company determined the potential impact on future earnings of the integrated companies or operating assets acquired.
     Since we purchased the outstanding capital stock of Dixie, Salkeld and SSG, none of the goodwill associated with those acquisitions will be deductible for tax purposes. For the acquisition of OTS and Team Print, the goodwill is fully deductible for tax purposes over a 15 year period.
     The allocation of the Salkeld, SSG and Team Print purchase prices to the acquired assets and assumed liabilities are preliminary and subject to further analysis. Any modification to the purchase price allocations for those acquisitions will result in an increase or decrease, as the case may be, in the allocation of goodwill or other intangible assets.
Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
     Net Sales. Net sales for the fiscal quarter ended March 31, 2006, totaled $59.4 million compared to $27.0 million for the fiscal quarter ended March 31, 2005, an increase of $32.4 million, or 120%. Net sales grew by a combined $29.2 million from our acquired businesses that were not included in our results of operations for the three months ended March 31, 2005, and $3.2 million from the growth in our existing operations. We expect net sales from our team dealers, Kesslers, Dixie, OTS and Salkeld, to continue to increase during the balance of fiscal 2006 compared to fiscal 2005 as we continue with our ongoing efforts to direct a selection of our traditional catalog customers to our acquired road sales professionals. During the third quarter of fiscal 2006, these efforts contributed to the growth in net sales for our acquired businesses due to the shift in net sales from our traditional catalog group to our team dealer group. We believe that if we can successfully service a selection of our traditional catalog customers in specific regions of the United States with our road sales professionals, we will continue to grow our net sales through greater account penetration and retention. The increase in sales for our existing catalog operations was due to our expanded product offerings and the overall growth in our customer base. Although we believe future net sales will continue to rise from current levels, no assurances can be made that any future increases in net sales will be at the same rate.
     Historically, sales of our sporting goods have experienced seasonal fluctuations. This seasonality causes our financial results to vary from quarter to quarter, which usually results in higher net sales and operating profit in our first, third and fourth fiscal quarters (July through September and January through June), with our highest net sales and operating profit usually occurring in our first fiscal quarter, and our lowest net sales and operating profit usually occurring in our second fiscal quarter (October through December). We attribute this seasonality primarily to the budgeting procedures of our customers and the seasonal demand for our products, which have historically been driven by spring, summer and fall sports. Generally, between the months of October and December of each fiscal year, our sales are lower due to the lower level of sports activities at our non-retail institutional customer base, a higher degree of adverse weather conditions and a greater number of school recesses and major holidays. We believe our acquisitions of our team dealers, Kesslers, Dixie, OTS and Salkeld, which have a greater focus on fall and winter sports, have reduced the seasonality of our financial results. SSG’s results of operations, which follow the selling pattern of the Company’s traditional catalog operations, did impact our financial results by increasing our operating profit in the fiscal quarter ended March 31, 2006, and we expect SSG will contribute to the increase in our net sales and operating profit in our fourth fiscal quarter.
     Gross Profit. Gross profit for the fiscal quarter ended March 31, 2006, was $21.0 million, or 35.3% of net sales, compared with $9.5 million, or 35.1% of net sales, for the fiscal quarter ended March 31, 2005. Our acquired businesses contributed a combined $9.8 million to our gross profit for the fiscal quarter ended March 31, 2006.
     We include the acquisition cost of our inventories, the cost of shipping and handling (freight costs), and any decrease in the value of our inventories in our determination of our total cost of sales. Our total cost of sales for the fiscal quarter ended March 31, 2006, was $38.4 million, or 64.7% of net sales, compared to $17.5 million, or 64.9% of net sales in the same period last fiscal year. Our total cost of sales for the quarter ended March 31, 2006, consisted of $32.9 million for the acquisition cost of inventories, $4.3 million in freight costs, $258 thousand write-off of obsolete or damaged inventories, and $950 thousand for labor and overhead costs associated with the sporting goods equipment we manufacture.
     The increase in our gross profit was due to the increase in our net sales during the fiscal quarter ended March 31, 2006. We continue to direct a selection of our traditional catalog customers to our road sales professionals. We believe these efforts have contributed to the growth in our net sales volume and anticipate this trend will continue in future periods as our road sales professionals continue to expand the number of face to face sales calls with our traditional, non-retail institutional customers.
     The slight increase in our gross profit margin for the fiscal quarter ended March 31, 2006, compared to the fiscal quarter ended March 31, 2005, was primarily due to the increase in sales of sporting goods and equipment as a percentage of total sales, as well as our upward adjustment to the selling prices of selected products. Historically, we have recognized a higher gross profit margin from our sale of sporting goods equipment than we have from the sale of soft goods. For the fiscal quarter ended March 31, 2006, $42.2 million of our net sales (approximately 71.1% of our net sales for the quarter) were from the sale of sporting goods equipment, compared to only $18.0 million or 66.7% of net sales during the same period last year. We sold $17.2 million of soft goods during the quarter ended March 31, 2006, compared to $9.0 million during the same period last fiscal year.
     We expect to see an increase in our gross profit margin in the future as we complete our field training efforts with our road sales professionals and benefit from the results of those efforts in the form of increased sales of our sporting goods equipment. Prior to working for the Company, our road sales professionals primarily sold soft goods and only a small percentage of their overall sales were attributable to sales of sporting goods and equipment. As our road sales professionals continue to increase their sales of our sporting goods and equipment, along with our soft goods, we anticipate our gross profit margin will continue to be positively impacted to the extent our sales of sporting goods and equipment increase at a faster rate than our sales of soft goods.

     Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses for the fiscal quarter ended March 31, 2006, were $17.2 million, or 29.0% of net sales, compared with $7.5 million, or 27.7% of net sales, for the fiscal quarter ended March 31, 2005. The primary components of our SG&A expenses are personnel costs, promotion and advertising expenses, professional fees, facility costs, depreciation and amortization, management information and related computer system expenses, travel expenses, and insurance costs.
     The increase in SG&A expenses for the fiscal quarter ended March 31, 2006, was primarily attributable to our acquired businesses, which contributed a combined $7.3 million to our total SG&A expenses for the fiscal quarter ended March 31, 2006. These expenses included $3.2 million for personnel related costs, $1.0 million for advertising and promotional expenses, $599 thousand for depreciation and amortization, $591 thousand for management information and related computer systems expenses and $562 thousand for facility expenses. In addition to the increase in our SG&A expenses attributable to our acquisitions, we also experienced increases related to personnel-related costs in the amount of $848 thousand, outside professional services expenses in the amount of $427 thousand and Sarbanes-Oxley compliance costs in the amount of $568 thousand.
     Operating Profit. Operating profit for the fiscal quarter ended March 31, 2006, was $3.7 million, or 6.3% of net sales, compared to an operating profit of $2.0 million, or 7.4% of net sales for the fiscal quarter ended March 31, 2005. The increase in operating profit was primarily attributable to the increase in net sales and a slight increase in gross profit, which was partially offset by the increase in SG&A expenses.
     Interest Expense and Other Income. Interest expense and other income for the fiscal quarter ended March 31, 2006, increased to $1.1 million, compared to $687 thousand for the fiscal quarter ended March 31, 2005. Interest expense increased $362 thousand for the quarter ended March 31, 2006, due to increased borrowings under the Company’s revolving credit facility and notes payable, and SSG’s credit facility. See “Liquidity and Capital Resources.”
     Minority Interest. Minority interest deduction of $643 thousand reflects the minority stockholders’ share in SSG’s income for the three months ended March 31, 2006.
     Income Taxes. Income tax expense for the fiscal quarter ended March 31, 2006, was $787 thousand, which is approximately 39% of our income before taxes, compared to income tax expense of $515 thousand for the fiscal quarter ended March 31, 2005. The increase in income tax expense was primarily attributable to the increase in income before taxes during the period.
     Net Income. Net income for the fiscal quarter ended March 31, 2006 was $1.2 million or 2.1% of net sales, compared to net income of $788 thousand, or 2.9% of net sales, for the fiscal quarter ended March 31, 2005.
Nine Months Ended March 31, 2006 Compared to Nine Months Ended March 31, 2005
     Net Sales. Net sales for the nine months ended March 31, 2006, totaled $171.1 million compared to $78.5 million for the nine months ended March 31, 2005, an increase of $92.6 million, or 117.9%. Net sales grew by a combined $79.0 million from our acquired businesses that were not included in our results of operations for the nine months ended March 31, 2005, and the growth in our existing operations of approximately $13.6 million. We expect the net sales from our team dealers, which consist of Kesslers, Dixie, OTS and Salkeld, to continue to increase during the balance of fiscal 2006 compared to fiscal 2005 as we continue with our ongoing efforts to direct a selection of our traditional catalog customers to our acquired road sales professionals. During the first nine months of fiscal 2006, these efforts contributed to the growth in net sales for our acquired businesses due to the shift in net sales from our traditional catalog group to our acquired team dealer group. We believe that if we can successfully service a selection of our traditional catalog customers in specific regions of the United States with our road sales professionals, we will continue to grow our net sales through greater account penetration and retention. The increase in sales for our existing catalog operations was due to our expanded product offerings and the overall growth in our customer base. Although we believe future net sales will continue to rise from current levels, no assurances can be made that any future increases in net sales will be at the same rate.
     Historically, sales of our sporting goods have experienced seasonal fluctuations. This seasonality causes our financial results to vary from quarter to quarter, which usually results in higher net sales and operating profit in our first, third and fourth fiscal quarters (July through September and January through June), with our highest net sales and operating profit usually occurring in our first fiscal quarter, and our lowest net sales and operating profit usually occurring in our second fiscal quarter (October through December). We attribute this seasonality primarily to the budgeting procedures of our customers and the seasonal demand for our products, which have historically been driven by spring, summer and fall sports. Generally, between the months of October and December of each fiscal year, our sales our lower due to the lower level of sports activities at our non-retail institutional customer base, a higher degree of adverse weather conditions and a greater number of school recesses and major holidays. We believe our acquisitions of our team dealers, Kesslers, Dixie, OTS and Salkeld, which have a greater focus on fall and winter sports, have reduced the seasonality of our financial results. SSG’s results of operations, which follow the selling pattern of the Company’s traditional catalog operations, impacted our financial results by increasing our operating profit in the fiscal quarter ended March 31, 2006, and we expect SSG will contribute to an increase in our net sales and operating profit in our fourth fiscal quarter.
     Gross Profit. Gross profit for the nine months ended March 31, 2006, was $57.5 million, or 33.6% of net sales, compared with $26.5 million, or 33.8% of net sales, for the nine months ended March 31, 2005. Businesses acquired since July 1, 2004, contributed a combined $25.4 million to our gross profit during the nine months ended March 31, 2006.
     We include the acquisition cost of our inventory, the cost of shipping and handling (freight costs), and any decrease in the value of our inventories in our determination of our total cost of sales. Our total cost of sales for the nine months ended March 31, 2006, was $113.6 million, or 66.4% of net sales, compared to $52.0 million, or 66.2% of net sales in the same period last fiscal year. Our total cost of sales for the nine months ended March 31, 2006, consisted of $98.4 million for the acquisition cost of inventories, $11.7 million in freight costs, $877 thousand write-off of obsolete or damaged inventories, and $2.7 million for labor and overhead costs associated with the equipment we manufacture.
     The increase in our gross profit was primarily due to the increase in our net sales during the nine months ended March 31, 2006. We continue to direct a selection of our traditional catalog customers to our road sales professionals. We believe these efforts have contributed to the growth in our net sales volume and anticipate this trend will continue in future periods as our road sales professionals continue to expand the number of face to face sales calls with our traditional, non-retail institutional customers. Although we do from time to time adjust the selling price of our products, we do not believe that any price adjustments during the first nine months of fiscal 2006 contributed to our increase in net sales.
     We expect to see an increase in our gross profit margin in the future as we complete our field training efforts with our road sales professionals and benefit from the results of those efforts in the form of increased sales of our sporting goods equipment. Prior to working for the Company, our road sales professionals primarily sold soft goods and only a small percentage of their overall sales were attributable to sales of sporting goods equipment. As our road sales professionals continue to increase their sales of our sporting goods equipment, along with our soft goods, we anticipate our gross profit margin will continue to be positively impacted to the extent our sales of sporting goods and equipment increase at a faster rate than our sales of soft goods.
     Selling, General and Administrative Expenses. SG&A expenses for the nine months ended March 31, 2006, were $49.2 million, or 28.7% of net sales, compared with $20.0 million, or 25.7% of net sales, for the nine months ended March 31, 2005. The primary components of our SG&A expenses are personnel costs, promotion and advertising expenses, professional fees, facility costs, depreciation and amortization, management information and related computer system expenses, travel expenses, and insurance costs.
     The increase in SG&A expenses for the nine months ended March 31, 2006, was primarily attributable to our acquired businesses, which contributed a combined $21.8 million to our total SG&A expenses for the nine months ended March 31, 2006. These expenses included $9.7 million for personnel related costs, $3.0 million for advertising and promotional expenses, $2.0 million for depreciation and amortization, $1.8 million for management information and related computer systems expenses and $1.7 million for facility expenses. In addition to the increase in our SG&A expenses attributable to our acquisitions, we also experienced increases related to personnel-related costs in the amount of $3.0 million, outside professional services expenses in the amount of $1.2 million and advertising and promotional costs in the amount of $495 thousand and $1.1 million in Sarbanes-Oxley compliance costs.
     Operating Profit. Operating profit for the nine months ended March 31, 2006, increased to $8.3 million, or 4.8% of net sales, compared to an operating profit of $6.4 million, or 8.1% of net sales for the nine months ended March 31, 2005. The increase in operating profit was primarily attributable to the gross profit increase from higher sales volume, which was partially offset by increased SG&A expenses.
     Interest Expense and Other Income. Interest expense and other income for the nine months ended March 31, 2006, increased to $3.0 million, compared to $849 thousand for the nine months ended March 31, 2005. Interest expense increased due to the interest expense we incurred under the terms of our convertible senior subordinated notes and our increased borrowings under our credit facility and the SSG credit facility. See “Liquidity and Capital Resources.”
     Minority Interest. Minority interest deduction of $588 thousand reflects the minority stockholders’ share in SSG’s income for the nine months ended March 31, 2006.
     Income Taxes. Income tax expense for the nine months ended March 31, 2006, was $1.8 million, which is approximately 39% of our income before taxes, compared to $2.3 million, which was approximately 41.1% of our income before taxes for the nine months ended March 31, 2005. The decrease in the percentage of income before taxes was primarily attributable to a reduced overall tax rate due to the fact that SSG does not have significant state income taxes.
     Net Income. Net income for the nine months ended March 31, 2006, was $2.8 million, or 1.7% of net sales, compared to net income of $3.2 million, or 4.1% of net sales, for the nine months ended March 31, 2005.

Liquidity and Capital Resources
Cash Flow Activity
     Cash and cash equivalents totaled approximately $4.4 million at March 31, 2006, compared to approximately $40.3 million at June 30, 2005. The decrease in cash is attributable to the $41.7 million cash used to acquire an approximately 73% ownership of our consolidated subsidiary SSG, $1.0 million we paid to acquire the Team Print business and the $1.0 million earnout payment related to the acquisition of Dixie. Collegiate Pacific’s operating activities used approximately $3.5 million in cash during the nine months ended March 31, 2006, compared to utilizing approximately $5.5 million in cash during the nine months ended March 31, 2005. The net cash used in operating activities was attributable to:
•	An increase in accounts receivable of $8.6 million due to the increases in net sales for the businesses acquired and our preexisting businesses;

•	An increase in inventories of $2.7 million attributed to the anticipated increase in demand for the Company’s products during future periods;

•	An increase in prepaid expenses and other current assets of $2.9 million due to advertising costs incurred with the production of catalogs to be mailed in future periods; and

•	Partially offset by an increase in accrued liabilities of $1.0 million for accrued interest on the Company’s 5.75% convertible senior subordinated notes and earnout payment related to the acquisition of Salkeld; and

•	An increase in accounts payable of $1.7 million to purchase inventories for the fulfillment of increased sales activities.
     Net cash used in investing activities was $44.3 million during the nine months ended March 31, 2006, compared to approximately $7.1 million during the nine months ended March 31, 2005. The increase in cash used in investing activities during the nine months ended March 31, 2006, was attributable to cash being utilized for acquisition activities, primarily the acquisition of SSG during the nine months ended March 31, 2006, compared to the nine months ended March 31, 2005. Property and equipment purchased during the nine months ended March 31, 2006, was $699 thousand, and included computer hardware and software, and other office equipment. No material commitments for capital expenditures existed as of March 31, 2006.
     Net cash provided by financing activities during the nine months ended March 31, 2006, was $13.0 million, compared to approximately $46.1 million during the nine months ended March 31, 2005. The net cash provided by financing activities during the nine months ended March 31, 2006 was due to:
•	Net borrowings under the Company’s line of credit of $13.7 million to finance the purchase of additional common shares of SSG and to provide working capital;

•	Proceeds of $99 thousand received upon the exercise of common stock options; and

•	Payments of dividends of approximately $765 thousand.
     The net cash provided by financing activities during the nine months ended March 31, 2005, was due to:
•	Net proceeds from the sale of convertible notes in the amount of $46.6 million, after debt issuance costs;

•	Proceeds from the issuance of common stock upon the exercise of options of approximately $454 thousand;

•	Net payments on the Company’s revolving line of credit and other notes payable of $193 thousand; and

•	Payments of dividends of approximately $751 thousand.
     Current assets as of March 31, 2006, totaled approximately $84.5 million, thereby providing the Company with working capital of approximately $46.4 million.
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
     In connection with the completion of the sale of the Notes, on November 26, 2004, the Company entered into a registration rights agreement with Thomas Weisel (the “Registration Rights Agreement”). Under the terms of the Registration Rights Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission (“SEC”) for the registration of the Notes and the shares issuable upon conversion of the Notes. On February 28, 2006, the SEC declared effective the Company’s Registration Statement on Form S-3 covering the Notes and the shares issuable upon conversion of the Notes (the “Registration Statement”). Now that the Registration Statement has been declared effective, the annual interest rate payable under the Notes was decreased from 6.25% to 5.75%.
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
     On September 19, 2005, the Company entered into an Amendment to Loan Documents and Consent Agreement (the “Amendment and Consent”) with MLBFS, pursuant to which the total availability under the Credit Facility was increased from $12 million to $20 million, subject to the terms of the borrowing formula based on eligible trade receivables and inventories and the term of the Credit Facility was extended from September 30, 2005 to September 30, 2006. In addition, the interest rate was decreased from 2.25% plus the one-month LIBOR rate to 1.75% plus the one-month LIBOR rate (5.2476% at March 31, 2006) and the Company’s Fixed Charge Coverage Ratio on a trailing 12-month basis was set at 1.20 to 1. The Amendment and Consent includes an unused line fee of .375% per annum and prohibits the prepayment of any subordinated debt. Finally, the Amendment and Consent included MLBFS’s consent to the terms of the Merger Agreement so long as the merger was consummated by January 31, 2006. In connection with the termination of the Merger Agreement and the Company’s acquisition of an additional 1.66 million shares of SSG in November 2005, MLBFS agreed to consent to the Company’s use of the Credit Facility to pay for those additional SSG shares.
     As of March 31, 2006, there was approximately $12.0 million outstanding under the Credit Facility, leaving the Company with approximately $7.4 million of availability under the terms of the borrowing base formula of the Credit Facility. The Company was in compliance with all of its financial covenants under the Credit Facility at March 31, 2006.
     SSG, our 73% majority owned subsidiary, has its own revolving line of credit with Wachovia Capital Finance (the “SSG Credit Facility”), which is collateralized by all of SSG’s assets. The total availability under the SSG Credit Facility may not exceed the lesser of $20 million or a borrowing base formula based on specified percentages of eligible accounts receivable and inventories. The SSG Credit Facility expires on October 31, 2007. Under the terms of the SSG Credit Facility, SSG is required to maintain certain net worth levels and as of March 31, 2006, was in compliance with those requirements. In addition, SSG is restricted under the terms of the SSG Credit Facility from, among other things, paying cash dividends and entering into certain transactions without its lender’s prior approval. As of March 31, 2006, there was a balance of approximately $4.8 million outstanding under the SSG Credit Facility, leaving SSG with approximately $15.1 million of availability. SSG was in compliance with all of its financial covenants under the SSG Credit Facility as of March 31, 2006. The Company does not have any obligations under the SSG Credit Facility and is not a guarantor of that facility.
     On July 26, 2004, the Company issued promissory notes to the former stockholders of Dixie in the aggregate amount of $500 thousand. Payments of principal are paid monthly and interest accrues at the rate of 4% per annum on any past due principal amount of the notes. The notes mature on July 31, 2009. Principal payments made in the fiscal quarter ended March 31, 2006 were $22,851 and the remaining principal payments are due through the fiscal year ending June 30, 2010.
     On May 11, 2005, the Company issued promissory notes to the former stockholders of Salkeld in the aggregate amount of $230 thousand. Payments of principal are paid monthly and interest accrues at the rate of 4% per annum on the unpaid principal amount of the notes. The notes mature on April 30, 2007. Principal payments made in the fiscal quarter ended March 31, 2006, were $16,250, and the remaining principal payments are due through the fiscal year ending June 30, 2007.
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
Long-Term Financial Obligations and Other Commercial Commitments
     The following table summarizes the outstanding borrowings and long-term contractual obligations of the Company at March 31, 2006, and the effects such obligations are expected to have on liquidity and cash flow in future periods.

	Payments due by Period
		Less than			After
Contractual Obligations	Total	1 year	1 – 3 years	4 - 5 years	5 years
	(dollars in thousands)
Notes Payable and other long-term debt	$62,453	$12,264	$167	$50,022	$—
Long-term debt — Sport Supply Group line of credit	4,847	—	4,847	—
Interest expense on long-term debt	10,542	2,875	5,750	1,917	—
Operating leases	7,558	3,169	3,868	521	—

Total contractual cash obligations	$85,400	$18,308	$14,632	$52,460	$—

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
Newly Adopted Accounting Standards
     Effective July 1, 2005, the Company adopted the provisions of SFAS No. 123 (Revised 2004), “Share-Based Payments” (“SFAS 123 (R)”) and selected the modified prospective method to initially report stock-based compensation amounts in the consolidated financial statements. The Company is currently using the Black-Scholes option pricing model to determine the fair value of all option grants.

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
     At March 31, 2006, our total allowance for doubtful accounts was approximately $1.6 million, an increase of $509 thousand from June 30, 2005. The increase in the amount of our allowance for doubtful accounts for the nine months ended March 31, 2006, was primarily attributable to the increase in sales activity in the nine months ended March 31, 2005.
     Goodwill, Intangibles and Long-lived Assets. We assess the recoverability of the carrying value of goodwill, intangibles and long-lived assets periodically. If circumstances suggest that long-lived assets may be impaired, and a review indicates the carrying value will not be recoverable, the carrying value is reduced to its estimated fair value. As of March 31, 2006, the balance sheet includes approximately $52.0 million of goodwill and intangible assets, net, $10.2 million of fixed assets, net, and $2.5 million of deferred debt issuance costs. The Company has concluded that no impairment exists. Because estimating the recoverability of the carrying value of long-lived assets requires significant management judgment and that our use of different estimates that we reasonably could have used would have an impact on our reported net long-lived assets, we believe the accounting estimates related to our impairment testing are “critical accounting estimates.” Management of the Company has discussed this critical accounting estimate with the audit committee of our Board of Directors, and the audit committee has reviewed the Company’s disclosure relating to it in this Quarterly Report on form 10-Q.
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
Statement Regarding Forward-Looking Disclosure
     This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Collegiate Pacific and its consolidated subsidiaries to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of net sales, gross profit margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include Collegiate Pacific’s ability to successfully execute its acquisition plans and growth strategy, integration of acquired businesses, global economic conditions, product demand, financial market performance and other risks that are described herein, including but not limited to the items described from time to time in Collegiate Pacific’s Securities and Exchange Commission reports, including Collegiate Pacific’s Amendment No. 1 to Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005. Collegiate Pacific cautions that the foregoing list of important factors is not exclusive. Any forward-looking statements included in this report are made as of the date of filing of this report with the Securities and Exchange Commission, and we assume no obligation and do not intend to update these forward-looking statements.
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
     As of March 31, 2006, we had $12.0 million outstanding under our Credit Facility and SSG had $4.8 million outstanding under its credit facility. Future borrowings and related interest expense under our Credit Facility and the SSG Credit Facility, to the extent of outstanding borrowings, would be affected by interest rate changes.
     Our outstanding long-term debt as of March 31, 2006, is at fixed interest rates and would not be affected by interest rate changes. Based upon quoted prices, the fair value of our senior notes and debentures (face value of $50 million) was approximately $51.4 million as of March 31, 2006.

     We do not use derivative financial instruments to manage foreign currency risk related to the procurement of merchandise inventories from foreign sources and we do not earn income denominated in foreign currencies. All of our revenue is recognized in U.S. dollars.
Item 4. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures. An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in §240.13a–15(e) or §240.15d–15(e) of the General Rules and Regulations of the Securities Exchange Act of 1934, as amended (the “1934 Act)) as of the end of the period covered by this Quarterly Report. Based on that evaluation, management, including the CEO and CFO, has concluded that, as of March 31, 2006, the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that information we are required to disclose in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
     Changes in Internal Control Over Financial Reporting. In the ordinary course of business, we routinely enhance our information systems by either upgrading our current systems or implementing new systems. No change in our internal controls occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     On October 5, 2005, two stockholders of SSG, Martin Kleinbart and William Stahl, each filed a separate lawsuit in the Court of Chancery of the State of Delaware in and for New Castle County against the Company, including the Company’s Chairman and Chief Executive Officer, Michael J. Blumenfeld, SSG and certain former members of SSG’s board of directors. The plaintiffs filed the lawsuits as a class action on behalf of the public stockholders of SSG in connection with the now terminated Agreement and Plan of Merger pursuant to which the Company was to have acquired the remaining outstanding capital stock of SSG that it did not already own at that time. On November 22, 2005, for reasons unrelated to the pending lawsuit, the Company and SSG entered into a Termination Agreement, dated November 22, 2005, which terminated the Agreement and Plan of Merger. The lawsuit alleged the consideration to be paid to the public shareholders of SSG was inadequate and that the defendants breached certain fiduciary duties owed to the SSG public stockholders. The Company believes the claims asserted by the plaintiff are without merit.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     On May 11, 2006, Collegiate Pacific agreed to issue an aggregate of 33,213 shares of its common stock, valued at $336.6 thousand, to the two former stockholders of Salkeld and Sons Inc. (“Salkeld”), which represents one-third of the $1.1 million earnout payable to the former Salkeld stockholders under the terms of the Stock Purchase Agreement, dated May 11, 2005, by and among the Company, Albert A. Messier and Daniel F. Salkeld. The balance of the earnout will be paid by the Company in cash to the former Salkeld stockholders. Because the issuance by the Company of its common stock to the former stockholders of Salkeld did not involve a public offering, the Company relied on Section 4(2) of the Securities Act of 1933, as amended, to issue the shares of its common stock to the former stockholders of Salkeld. Collegiate Pacific filed a Form D with the Securities and Exchange Commission covering the issuance of the shares of common stock to the former Salkeld stockholders.

Item 4. Submission of Matters to a Vote of Security Holders.
     As contemplated in the Company’s Proxy Statement, which was mailed to stockholders beginning on January 26, 2006, the Company’s stockholders elected Michael J. Blumenfeld, Adam Blumenfeld, Jeff Davidowitz, William H. Watkins and Robert W. Hampton as directors of the Company, each to serve until the next annual meeting of stockholders. The Company’s stockholders also considered a proposal to ratify the selection of Grant Thornton LLP as the independent auditor of the Company for the fiscal year ending June 30, 2006.
     Each of the foregoing proposals was approved at the Company’s annual meeting of stockholders on February 27, 2006. Each Board nominee received the number of votes indicated below.

	No. of Votes Cast	No. of Votes Cast
	Nominee for Election	Against or Withheld
Michael J. Blumenfeld	8,903,869	292,060
Adam Blumenfeld	8,736,339	459,590
Jeff Davidowitz	8,871,289	324,640
William H. Watkins	9,036,189	159,740
Robert W. Hampton	9,036,233	159,696
     With respect to the approval of the proposal to ratify the selection of Grant Thornton LLP, the votes cast for, against and abstaining were as follows:

Votes For	9,167,979
Votes Against	259
Abstention	27,691
Item 6. Exhibits.
A. Exhibits.
     The following exhibits are filed as part of this report:

Exhibit
Number	Description

10.1	Lease Amendment and Extension, dated February 26, 2005, by and between Dixie Sporting Goods Co., Inc. and The Wilton Companies, LLC.*

31.1	Certification of Michael J. Blumenfeld pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of William R. Estill pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Michael J. Blumenfeld and William R. Estill pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith

**	Furnished herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

COLLEGIATE PACIFIC INC.

Dated: May 15, 2006	/s/ Michael J. Blumenfeld

Michael J. Blumenfeld, Chairman and
Chief Executive Officer

/s/ William R. Estill

William R. Estill, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
     The following exhibits are filed as part of this report:

Exhibit
Number	Description

10.1	Lease Amendment and Extension, dated February 26, 2005, by and between Dixie Sporting Goods Co., Inc. and The Wilton Companies, LLC.*

31.1	Certification of Michael J. Blumenfeld pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of William R. Estill pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Michael J. Blumenfeld and William R. Estill pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith

**	Furnished herewith