Form 10-K
period 2006-06-30
COLLEGIATE PACIFIC INC
filed 2006-09-22
CIK 828747

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ___ to ___
Commission File No. 1-15289
COLLEGIATE PACIFIC INC.
(Exact Name of Registrant as specified in Its Charter)

Delaware	22-2795073
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

13950 Senlac Drive, Suite 100, Dallas, Texas	75234
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (972) 243-8100
Securities Registered Pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	On Which Registered
Common Stock	American Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
     Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
     Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting stock of the registrant held by non-affiliates was approximately $73,811,347 based on the closing price of such voting stock on December 30, 2005, of $9.10.
At September 19, 2006, there were 10,229,160 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: None.

Collegiate Pacific Inc.
FORM 10-K
Fiscal Year Ended June 30, 2006

FORM 10-K ANNUAL REPORT
     This Annual Report on Form 10-K contains forward-looking statements that are based on Collegiate Pacific’s and its consolidated subsidiaries’ (“Collegiate Pacific,” “we,” “us,” “our,” or the “Company”) current expectations or forecasts of future events. Actual results in future periods may differ materially from those expressed or implied by those forward-looking statements because of a number of risks and uncertainties. For a discussion of risk factors affecting Collegiate Pacific’s business and prospects, see “Item 1A — “Risk Factors.”
     Our fiscal year ends on June 30 of each year. Accordingly, references in this report to “fiscal 2004,” “fiscal 2005,”“fiscal 2006”and “fiscal 2007” refer to our fiscal years ended or ending, as the case may be, June 30, 2004, 2005, 2006 and 2007, respectively.
PART I
ITEM 1. DESCRIPTION OF BUSINESS.
Our Business
     We are a leader in marketing, manufacturing and distributing sports equipment, soft good athletic apparel and footwear products (“soft goods”), physical education, recreational and leisure products primarily to non-retail institutional customers in the United States. The institutional market generally consists of youth sports programs, YMCAs, YWCAs, park and recreational organizations, schools, colleges, churches, government agencies, athletic teams, athletic clubs and dealers. We believe we are the largest and fastest growing independent team sports manufacturer, marketer and distributor in the United States. We sell our products directly to our customers in the non-retail institutional market primarily through:
•	our unique, informative catalogs and fliers that we distribute to potential customers;

•	our strategically located road sales professionals;

•	our telemarketers;

•	our appearance at trade shows and other sales events; and

•	the Internet.
     We currently offer approximately 23 thousand sports related equipment products and soft goods to approximately 173 thousand customers.
     We market our products through the support of a customer database of over 600 thousand potential customers, our 203 person direct sales force strategically located throughout the Mid-Western and Mid-Atlantic United States, and our call centers located at our headquarters in Dallas, Texas, Corona, California in the Los Angeles basin, and Richmond, Virginia. Our Chairman and Chief Executive Officer, Michael J. Blumenfeld, who has over 30 years of experience in the sports supply industry, and Adam Blumenfeld, our President, personally supervised the development of our mailing list. We have subdivided our mailing list into various customer profiles to help ensure that our catalogs are directed to those individuals that make the decisions to purchase the products we offer. The master mailing list is also subdivided by relevant product types and seasonal demand. We regularly screen, cross check and update our customer database to maintain its accuracy and functionality. Collegiate Pacific intends to distribute approximately 4.0 million catalogs and fliers from this database during fiscal 2007, which ends June 30, 2007.

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
     We believe we are well positioned to grow our business because of our superior catalog design, our efficient merchandising and direct distribution capabilities, our 203 person direct sales force, our extensive product offerings, our long-term customer relationships, our superior customer service, and our superior sourcing and production capabilities. Since commencing operations in 1998, Collegiate Pacific’s annual net sales have grown to approximately $224.2 million for the fiscal year ended June 30, 2006, through a combination of internal growth and strategic acquisitions.
     Our strategic plan includes both organic growth from existing operations and involves rapid growth through the acquisition of other companies. Since January 2004, we have completed the following seven acquisitions:
     Fiscal 2006
•	Sport Supply Group, Inc. (“SSG”) in July 2005 – an acquisition of 53.2% of the outstanding capital stock of SSG, a direct marketer and Business-To-Business (“B2B”) e-commerce supplier of sporting goods and physical education equipment to the institutional and youth sports markets. During the second quarter of fiscal 2006, we acquired an additional 20% of the outstanding capital stock of SSG;

•	Team Print in August 2005 – a leading embroiderer and screen printer of sporting goods apparel and accessories, which was acquired from one of the former stockholders of Salkeld & Sons, Inc;
     Fiscal 2005
•	Dixie Sporting Goods Co., Inc. (“Dixie”) in July 2004 – a leading supplier of soft goods and sporting goods equipment throughout the Mid-Atlantic region of the United States, with a road sales force of approximately 50 employees;

•	Orlando Team Sports (“OTS”) in December 2004 – a leading supplier of soft goods and sporting goods equipment throughout the State of Florida with a road sales force of approximately 15 employees;

•	Salkeld & Sons, Inc. (“Salkeld”) in May 2005 – a leading supplier of soft goods and sporting goods equipment throughout the State of Illinois, with a particular concentration in Chicago and a roads sales force of approximately 20 employees;
     Fiscal 2004
•	Tomark Inc. (“Tomark”) in January 2004 – a marketer, distributor, manufacturer and installer of sporting goods and related equipment primarily to the California institutional market with a road sales force of 5 employees; and

•	Kesslers Sport Shop, Inc. (“Kesslers”) in April 2004 – a leading supplier of soft goods and sporting goods equipment throughout the Mid-West region of the United States, with a road sales force of approximately 80 employees.
     As its primary goal, Collegiate Pacific’s management seeks to optimize the collective and individual performance of these acquired businesses. We have strived to identify areas in which these businesses are unique and areas in which they overlap. In those areas where our businesses are unique, Collegiate Pacific seeks to promote and develop those unique qualities by integrating them into all of our distribution channels. As an example of this integration, Collegiate Pacific has enhanced Kesslers’, Dixie’s, OTS’ and Salkeld’s existing offering of soft goods with the infusion of approximately 2,500 Collegiate Pacific proprietary products into their marketing mix. Collegiate Pacific has designed catalogs for Kesslers, Dixie, OTS and Salkeld that display both soft goods and sporting goods equipment. Likewise, certain products previously sold by Kesslers, Dixie, OTS and Salkeld have been integrated into the Collegiate Pacific catalog.
     In those areas where our businesses overlap, Collegiate Pacific endeavors to integrate them to build on inherent synergies, develop collective vision and maximize cost efficiencies. An example of this effort is reflected in the integration of the Collegiate Pacific and Tomark manufacturing and assembly capabilities in our Dallas, Texas facility and the utilization of in-house embroidery and screen print services at Team Print. We believe we can more effectively monitor the quality of products while at the same time be able to realize cost savings for our customers.
     For additional information on these acquisitions, see Note 3 in Notes to Consolidated Financial Statements.
Corporate History; Additional Information
     The Company commenced operations in February 1998 when it was acquired by Michael J. Blumenfeld and Adam Blumenfeld. Michael Blumenfeld sold all of the assets of Collegiate Pacific Inc. f/k/a Nitro Sports, Inc., a company he formed in 1997 to engage in the catalog and mail order marketing of sports equipment, to the Company, at cost. We changed our name to Collegiate Pacific at that time and in July 1999 reincorporated the Company as a Delaware corporation. We currently have five wholly-owned subsidiaries: Tomark Sports, Inc., a Delaware corporation; Kesslers Team Sports, Inc., a Delaware corporation; Dixie Sporting Goods Co., Inc., a Virginia corporation; CMS of Central Florida, Inc. d/b/a Orlando Team Sports, a Florida corporation; and Salkeld & Sons, Inc., a Delaware corporation. We also own approximately 73.2% of the outstanding capital stock of Sport Supply Group, Inc., a Delaware corporation.
     Collegiate Pacific’s common stock currently trades on the American Stock Exchange (symbol: BOO). Our executive offices are located at 13950 Senlac Drive, Suite 100, Dallas, Texas 75234, and our telephone number at that location is (972) 243-8100. The Company’s fiscal year ends on June 30.
     Our Internet website is www.colpac.com. Collegiate Pacific makes available, free of charge, on or through the website, its annual, quarterly and current reports and other Securities and Exchange Commission (“SEC”) filings, including Forms 3, 4 and 5, as well as any amendments to those reports, as soon as reasonably practicable after electronically filing those reports with the SEC. This website address is intended to be an inactive textual reference only, and none of the information contained on the website is part of this report or is incorporated in this report by reference.
Products and Services
     We believe we offer a broad line of sporting goods equipment, soft goods, and physical education, recreational and leisure products, which includes over 23 thousand products for sale. We manufacture approximately 11.5% of our equipment-oriented products and obtain the remainder from external manufacturers both domestically and abroad. Our product lines of sporting goods include, but are not limited to, equipment and soft goods for the following sports: football; baseball; softball; basketball; volleyball; soccer; tennis; and other racquet sports. Our line of equipment for these sports includes, but is not limited to, inflatable balls, nets, batting cages, scoreboards, bleachers, weight lifting equipment, standards and goals. We also offer other recreational products including fitness equipment, camping equipment, indoor recreational games and outdoor playground equipment. We also provide after-sale customer service through toll-free numbers.
     Because we believe brand recognition is important to our institutional customers, we market most of our products under trade names or trademarks owned by others or us. The following table lists Collegiate Pacific’s principal products and the brand names under which they are sold:

Product	Brand Name
Team sports apparel (soft goods)	Nike, Rawlings, Wilson, and Under Armour
Batting cages, soccer goals, basketball goals	FunNets and Mark One
Camping and related accessories	Mark One
Tennis nets and court equipment	Edwards
Baseballs, caps, softballs, bats, gloves and accessories	Diamond, Mark One, New Era Ryan Express and Wilson
Football helmets, footballs, pads and accessories	Schutt
Basketballs	Mark One and Spalding
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
     Cages, Goals and Camping Equipment. We own the registered trademarks FunNets and Mark One and manufacture or source from overseas manufacturers our proprietary products such as batting cages, bleachers, soccer and basketball goals and volleyball standards. We generally recognize a higher profit margin from the sale of our proprietary products that we import or manufacture.
     Tennis. In February 2000, we entered into an exclusive license agreement with Edwards Sports Products Limited to use the Edwards name in connection with manufacturing, selling and distributing tennis nets and court equipment worldwide, except in the United Kingdom and Ireland. We are required to pay a royalty of 4.5% of the net sales price of all Edwards products we sell. We paid Edwards a total royalty of approximately $75 thousand in fiscal 2006. This license expires in February 2011.
     Baseball and Softball. Diamond, New Era and Wilson are leading suppliers of baseball and softball equipment. We have non-exclusive supply arrangements with Diamond and Wilson under which we acquire baseball caps, gloves, baseballs, softballs, batter’s helmets, catcher’s and umpire’s protective equipment, aluminum and wooden baseball bats, batter’s gloves and miscellaneous accessories for resale to our customers. Under an exclusive agreement with New Era, a sports-licensed headwear company, Collegiate Pacific acts as a single-point solution for marketing, order processing, and distribution on behalf of New Era. We also manufacture or source these products from overseas manufacturers and offer them to our customers under our MarkOne brand name. In fiscal 2007, we will begin to market our pitching machines and other related pitching equipment under the name Ryan Express. During the fourth quarter of fiscal 2006, we entered into an exclusive relationship with Nolan Ryan to design and market existing and new pitching products.

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
     Certain brand names, such as Adidas, New Era, Nike, Rawlings, Schutt, Spalding, Wilson, Under Armour, Edwards, Mark One and FunNets are believed by Collegiate Pacific to be well recognized by our customers and therefore important to the sales of these products. Except for New Era, we do not have written supply agreements with any of our suppliers. Registered and other trademarks and trade names of Collegiate Pacific’s products are italicized in this Form 10-K.
Sales and Marketing
     We believe we are the fastest growing direct manufacturer, marketer and distributor of sporting goods to the non-retail institutional market in the United States. Through our recent acquisitions of our team dealers (Kesslers, Dixie, OTS and Salkeld), each with its own road sales professionals, we offer our complete line of sporting goods equipment, soft goods, and physical education, recreational and leisure products to our traditional accounts such as colleges, universities, high schools, and all other levels of public and private schools and their athletic and recreational departments. We continue to utilize our distinctive catalogs to offer our complete line of sporting goods equipment, soft goods, and physical education, recreational and leisure products to our non-traditional accounts such as youth sports programs, park and recreational organizations, churches, government agencies, athletic clubs and dealers.
     Our master mailing list currently includes over 600 thousand potential customers, and we intend to distribute approximately 4.0 million catalogs and fliers to this audience during fiscal 2007. Michael J. Blumenfeld, the Chairman and Chief Executive Officer of the Company with over 30 years of experience in the industry, and Adam Blumenfeld, President, supervised the development of this mailing list, which is carefully maintained, screened, crosschecked and safeguarded. We subdivided our mailing list into various combinations designed to place catalogs in the hands of the individuals making the purchasing decisions. The master mailing list is also subdivided by relevant product types, seasonal demands, and customer profiles.
     In addition to promoting our products through catalogs and other direct mailings, we offer our products directly to our team, institutional and corporate customers through our 203 person direct sales force. Primarily focused in the Mid-Western and the Mid-Atlantic United States, our direct sales force calls on our team, institutional and corporate accounts to promote our broad line of soft goods and sporting goods equipment. We also sell our products through trade shows, telemarketing and the Internet.
Customers
     We do not depend upon any one or a few major customers for our revenues because we enjoy a very large and diverse customer base. Since commencing operations, we have sold our products to approximately 173 thousand customers. Our customers include all levels of public and private schools, youth sports programs, YMCAs, YWCAs, park and recreational organizations, churches, clubs, camps, government agencies, military facilities, athletic teams, athletic clubs and team dealers. Many of our institutional customers typically receive annual appropriations for sports related equipment, which are generally spent in the period preceding the season in which the sport or athletic activity occurs. Although institutions are subject to budget constraints, once allocations have been made, aggregate levels of expenditures are typically not reduced.

     Approximately 2.1%, 1.2% and 2.7% of our sales in fiscal 2006, 2005 and 2004, respectively, were to agencies of the United States Government. We have a contract with the General Services Administration that grants us an “approved” status when attempting to make sales to military installations or other governmental agencies. The existing contract with the General Services Administration expires on July 31, 2009, with an automatic extension for an additional five years. Under this contract, we agree to sell approximately 250 products to United States government agencies and departments at catalog prices or at prices consistent with any discount provided to our other customers. Products sold to the United States Government under the General Services Administration contract are always sold at our lowest offered price. In addition to the GSA Contract, the Company has an Air Force non-appropriated contract that allows us to sell our entire offering of catalog products. This contract expires September 30, 2008.
Seasonal Nature of Business; Backlog
     Historically, sales of our sporting goods have experienced seasonal fluctuations. This seasonality causes our financial results to vary from quarter to quarter, which usually results in higher net sales and operating profit in our first, third and fourth fiscal quarters (July through September and January through June), with our highest net sales and operating profit usually occurring in our first fiscal quarter, and our lowest net sales and operating profit usually occurring in our second fiscal quarter (October through December). We attribute this seasonality primarily to the budgeting procedures of our customers and the seasonal demand for our products, which have historically been driven by spring and summer sports. Generally, between the months of October and December of each fiscal year, our sales are lower due to the lower level of sports activities at our non-retail institutional customer base, a higher degree of adverse weather conditions and a greater number of school recesses and major holidays. We believe that our acquisitions of our team dealers, Kesslers, Dixie, OTS and Salkeld, which have a greater focus on fall and winter sports, have reduced the seasonality of our financial results. However, SSG’s results of operations, which follow the selling pattern of the Company’s traditional catalog operations, have and will continue to affect our financial results by increasing our operating profit in our third and fourth fiscal quarters (January through June).
     Our sales are primarily pursuant to standard purchase orders. Our backlog of unfulfilled orders as of June 30, 2006, was approximately $19.0 million and is primarily attributable to our increased sales of soft goods following our acquisitions of Kesslers, Dixie, OTS, Salkeld and SSG. We anticipate our backlog will increase in fiscal 2007 and future periods as we continue to sell more soft goods, which generally have a longer lead-time for delivery — generally six to eight weeks between order placement and delivery. Our products are either shipped directly to our customers by either our manufacturing partners or by us upon our completion of all decorating work.
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
Employees
     We currently employ approximately 863 people on a full-time basis. In addition, we may hire temporary employees as seasonal increases in demand occur. Our employees are not represented by any organized labor organization or union, and we believe our relations with our employees are generally good.
ITEM 1A. RISK FACTORS.
     There are many risk factors that affect Collegiate Pacific’s business and the results of its operations, some of which are beyond Collegiate Pacific’s control. The following is a description of some of the important risk factors that may cause the actual results of Collegiate Pacific’s operations in future periods to differ substantially from those currently expected or desired.
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
•	effectively develop new relationships and maintain and deepen existing relationships with our suppliers, advertisers and customers;

•	provide products at competitive prices;

•	respond to competitive developments;

•	attract, retain, and motivate qualified personnel; and

•	anticipate and respond to merchandise trends and consumer demands.
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
     Our strategic plan involves continued rapid growth through the acquisition of other companies as demonstrated by the seven acquisitions we completed since January 2004. Acquisitions of other companies involve a number of risks, including:
•	the difficulties related to assimilating the management, products, personnel, financial controls and other systems of an acquired business and to integrating distribution and information systems and other operational capabilities;

•	the difficulties related to combining previously separate businesses into a single unit;

•	the substantial diversion of management’s attention from day-to-day operations;

•	the assumption of liabilities of an acquired business, including unforeseen liabilities;

•	unanticipated costs associated with business acquisitions;

•	the failure to realize anticipated benefits, such as cost savings, revenue enhancements and profitability objectives;

•	the dilution of existing stockholders due to the issuance of equity securities, utilization of cash reserves, or incurrence of debt in order to fund the acquisitions;

•	the potential to have to write-down or write-off the value of acquired assets;

•	the potentially substantial transaction costs associated with completed acquisitions or pursuing acquisitions that are not completed;

•	the loss of any key personnel of the acquired company; and

•	maintaining customer, supplier or other favorable business relationships of acquired operations.

We may be unable to make additional acquisitions on attractive terms or successfully integrate them into our operations.
     The substantial majority of our recent growth has been due to our acquisitions of Tomark, Kesslers, Dixie, OTS, Salkeld, Team Print, and 73.2% of SSG. We expect to continue to evaluate and, where appropriate, pursue acquisition opportunities on terms our management considers favorable to us. We cannot assure you that we will be able to identify suitable acquisitions in the future, or that we will be able to purchase or finance these acquisitions on favorable terms or at all. In addition, we compete against other companies for acquisitions, and we cannot assure you that we will be successful in the acquisition of any companies appropriate for our growth strategy. Further, we cannot assure you that any future acquisitions that we make will be integrated successfully into our operations or will achieve desired profitability objectives.
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
We face intense competition and potential competition from companies with greater resources and our inability to compete effectively with these companies could harm our business.
     The market for sporting goods and related equipment in which we compete is highly competitive, especially as to product innovation and availability, performance and styling, price, customer relationships, name recognition, marketing, delivery and quality of service. We compete principally in the institutional market with local sporting goods dealers and other direct mail companies. Some of our competitors may have:
•	substantially greater financial resources;

•	a larger customer base;

•	a broader line of product offerings; and

•	greater name recognition within the industry.
     In addition, our competitors may have larger technical, sales and marketing resources. Further, there are no significant technological or capital barriers to entry into the markets for many sporting goods and recreational products. Our competitors may be able to secure products from vendors on terms that are more favorable, fulfill customer orders more efficiently, or adopt more aggressive pricing or inventory availability policies. We cannot give you assurance that we will compete successfully against our competitors in the future.

We are dependent on competitive pricing from our suppliers.
     The general economic conditions in the United States or international countries in which we do business could affect pricing of raw materials such as metals and other commodities used by suppliers of our finished goods. For example, recent demand for steel and aluminum has resulted in increased prices for our products. We cannot assure you that any price increase we incur for our products can be passed on to our customers without adversely affecting our operating results.
The weak financial conditions of some of our customers may adversely affect our business.
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
     Seasonal demand for our products and the budgeting procedures of many of our customers cause our financial results to vary from quarter to quarter. We generally experience lower net sales and higher expenses as a percentage of sales in the second quarter of each fiscal year (October 1 – December 31) due to lower customer demand during those periods of decreased sports activities, adverse weather conditions inhibiting customer demand, holiday seasons, school recesses, and higher sales and earnings in the remaining quarters of the fiscal year.
We depend on key personnel for our future success.
     Our performance is substantially dependent on the skills, experience, and performance of our Chief Executive Officer, Michael J. Blumenfeld, and our President, Adam Blumenfeld, as well as our ability to retain and motivate other officers and key employees, especially our road sales professionals, certain of whom would be difficult to replace. We neither have an employment agreement with Michael J. Blumenfeld or Adam Blumenfeld nor a “key person” life insurance on any of our officers or employees. Further, Michael J. Blumenfeld recently announced his desire to retire from the day-to-day operations of the Company by the end of 2006 and, consequently, our future performance and rate of growth may not continue at the same rate following his retirement.
     Our ability to retain and expand our customer base depends on our ability to maintain strong relationships with our road sales professionals. Consequently, the loss of one or more key road sales professionals could result in our loss of the customer relationships maintained by the departing road sales professionals, which could materially adversely affect our net sales and results of operations. We believe we currently have a good relationship with our road sales professionals.
We depend on international and domestic suppliers.
     A significant amount of our revenues is dependent upon products purchased from foreign suppliers, which are located primarily in the Far East. In addition, we believe that many of the products we purchase from our domestic suppliers are manufactured overseas.
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
We may be subject to product liability claims if people or property is harmed by the products we sell.
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
We have a material amount of goodwill and may be required to recognize future intangible impairment charges.
     Approximately $49.3 million, or 34.1% of our total assets as of June 30, 2006, represented intangible assets, the significant majority of which is goodwill. Goodwill is the amount by which the costs of an acquisition accounted for using the purchase method exceeds the fair value of the net assets we acquired. We are required to record goodwill as an intangible asset on our balance sheet. Pursuant to accounting principles generally accepted in the United States of America (“US GAAP”), we are required to test goodwill and other intangible assets to determine if they are impaired. Such tests are required to be performed annually or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying amount. Disruptions to our business, protracted economic weakness, unexpected significant declines in operating results and market capitalization declines may result in additional charges for goodwill and other intangible asset impairments. Reductions in our net income caused by the write-down of goodwill or intangible assets could materially adversely affect our results of operations.
Acts of war or terrorism may have an adverse effect on our business.
     Acts of war or terrorism may have an adverse effect on the economy generally, and more specifically on Collegiate Pacific’s business, financial condition, results of operations and prospects. Among various other risks, such occurrences have the potential to adversely affect Collegiate Pacific’s ability to consummate future debt or equity financings and negatively affect Collegiate Pacific’s ability to manufacture, source and deliver products in a timely manner.

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
     A substantial number of shares of our common stock are reserved for issuance pursuant to stock options. As of June 30, 2006, we had 1,144,600 outstanding options, each to purchase one share of our common stock, issued to key employees, officers and directors under our 1998 Collegiate Pacific Inc. Stock Option Plan. The options have exercise prices ranging from $3.89 per share to $14.34 per share. These outstanding options could have a significant adverse effect on the trading price of our common stock, especially if a significant volume of the options was exercised and the stock issued was immediately sold into the public market. Further, the exercise of these options could have a dilutive impact on other shareholders by decreasing their ownership percentage of our outstanding common stock. If we attempt to raise additional capital through the issuance of equity or convertible debt securities, the terms upon which we will be able to obtain additional equity capital, if at all, may be negatively affected because the holders of outstanding options can be expected to exercise them, to the extent they are able, at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable than those provided in such options.
Three principal stockholders own a significant amount of our outstanding common stock.
     Based on the number of outstanding shares of our common stock as of September 19, 2006, Michael J. Blumenfeld, our Chairman and Chief Executive Officer, beneficially owns 1,658,886 shares of our common stock, or 16.0%, Skystone Advisors LLC beneficially owns 1,808,837 shares of our common stock, or 17.2%, and Wellington Management Company LLP beneficially owns 1,377,907 shares of our common stock, or 13.5%. As a result, these stockholders are in a position to influence significantly the outcome of elections of our directors, the adoption, amendment or repeal of our bylaws and any other actions requiring the vote or consent of our stockholders.

Rights of our stockholders may be negatively affected if we issue any of the shares of preferred stock, which our Board of Directors has authority to issue.
     We have available for issuance 1,000,000 shares of preferred stock, par value $0.0l per share. Our Board of Directors is authorized to issue any or all of this preferred stock, in one or more series, without any further action on the part of stockholders. The rights of our stockholders may be negatively affected if we issue a series of preferred stock in the future that has preference over our common stock with respect to the payment of dividends or distribution upon our liquidation, dissolution or winding up.
Risks Related to the Senior Subordinated Notes Due 2009
We significantly increased our leverage because of the sale of the notes.
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
     Our subsidiaries are not restricted from incurring additional debt or liabilities under the indenture. In addition, we are not restricted from paying dividends or issuing or repurchasing our securities under the indenture. If we or our subsidiaries were to incur additional debt or liabilities, our ability to pay our obligations on the notes could be adversely affected. As of June 30, 2006, we had borrowed approximately $4.0 million under our revolving line of credit, $10.0 million under our senior term loan, $50 million from the sale of the notes, and an aggregate amount of other indebtedness and liabilities of approximately $21.6 million (excluding intercompany liabilities which are not required to be recorded on the balance sheet in accordance with US GAAP).
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
     Our common stock trades on the American Stock Exchange under the symbol “BOO.” On September 19, 2006, the last reported sale price of our common stock was $9.20 per share. The initial conversion price of the notes is approximately $14.65 per share. The market prices of our securities are subject to significant fluctuations. Such fluctuations, as well as economic conditions generally, may adversely affect the market price of our securities, including our common stock and the notes.
The notes are not rated.
     The notes are currently not rated. If, however, one or more rating agencies rate the notes and assign the notes a rating lower than the rating expected by investors, or reduce their rating in the future, the market price of the notes and our common stock would be harmed.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
     None.

ITEM 2. PROPERTIES.
     Our facilities and those of our wholly-owned and majority-owned subsidiaries, each of which is included in the table below, are generally adequate for our current and anticipated future needs. Collegiate Pacific’s facilities generally consist of executive and administrative offices, warehouses, a call center, production, distribution and fulfillment facilities and sales offices.
     We believe all of our leases are at prevailing market rates and, except as noted, with unaffiliated parties. Collegiate Pacific believes the duration of each lease is adequate and believes its principal properties are adequate for the purposes for which they are used and are suitably maintained and insured for these purposes. We do not anticipate any future problems renewing or obtaining suitable leases for our principal properties.
     The table below provides information with respect to the principal warehouse, production and distribution facilities of the Company:

			Lease Expires
Location	Type of Facility	Square Footage	or is Owned
Dallas, Texas	Warehouse, Production and Distribution	88,000	2007
Dallas, Texas	Warehouse, Production and Distribution	137,600	2010
Dallas, Texas	Warehouse and Fulfillment	181,000	2010
Richmond, Indiana	Warehouse, Production and Distribution	76,000	2009
Richmond, Virginia	Warehouse, Production and Distribution	37,300	2008
Corona, California	Warehouse, Production and Distribution	27,700	2009
Sanford, Florida	Warehouse, Production and Distribution	12,000	2010
Bourbonnais, Illinois	Warehouse, Production and Distribution	10,000	2009
Bourbonnais, Illinois	Embroidering and Screen Printing	16,000	2010
Anniston, Alabama	Manufacturing	35,000	Owned
Anniston, Alabama	Manufacturing	45,000	Owned
     The corporate headquarters of Collegiate Pacific is located within the approximately 88 thousand square feet of leased space located at 13950 Senlac Drive, Suite 100, Dallas, Texas. The terms of Collegiate Pacific’s leases range from two to five years and most are renewable for additional periods. The Richmond, Indiana location is owned by RPD Services, Inc., an Indiana corporation f/k/a Kesslers Sport Shop, Inc., from which we acquired substantially all of its operating assets in April 2004. RPD Services, Inc. is owned by Bob Dickman, Phil Dickman and Dan Dickman, all of whom are employed by our wholly owned subsidiary, Kesslers. The Sanford, Florida location is owned by McWeeney Smith Partnership, which is controlled by the former owners of OTS, each of which is employed by our wholly owned subsidiary, OTS. The Bourbonnais, Illinois embroidering and screen printing facility is owned by Albert A. Messier, a former stockholder of Salkeld and the former owner of our Team Print business, which we acquired in August 2005. Mr. Messier is employed by our wholly owned subsidiary, Salkeld.
     The Company also subleases on an as-needed basis additional office and warehouse storage space from SSG in SSG’s Dallas, Texas corporate office and warehouse, production and distribution facilities under the terms of a Services Agreement by and between the Company and SSG. The Company and SSG believe the rental rates and applicable fees are in each instance consistent with comparable market rates.
     We also lease small sales offices or storage areas ranging in size from 500 to 10 thousand square feet in various locations throughout the United States. Most of the leases have lease terms ranging from one to five years.

ITEM 3. LEGAL PROCEEDINGS.
     On October 5, 2005, two stockholders of SSG, Martin Kleinbart and William Stahl, each filed a separate lawsuit in the Court of Chancery of the State of Delaware in and for New Castle County against the Company, including the Company’s Chairman and Chief Executive Officer, Michael J. Blumenfeld, SSG and certain former members of SSG’s board of directors. The plaintiffs filed the lawsuits as a class action on behalf of the public stockholders of SSG in connection with the September 8, 2005, Agreement and Plan of Merger pursuant to which the Company was to have acquired the remaining outstanding capital stock of SSG that it did not already own at that time. On November 22, 2005, for reasons unrelated to the pending lawsuit, the Company and SSG entered into a Termination Agreement, dated November 22, 2005, which terminated the Agreement and Plan of Merger. The lawsuits alleged the consideration to be paid to the public shareholders of SSG was inadequate and that the defendants breached certain fiduciary duties owed to the SSG public stockholders. On July 2, 2006, the plaintiffs voluntarily dismissed the lawsuits.
     On December 15, 2005, a stockholder of SSG, Jeffrey S. Abraham, as Trustee of the Law Offices of Jeffrey S. Abraham Money Purchase Plan, dated December 31, 1999, f/b/o Jeffrey S. Abraham, filed a lawsuit in the Court of Chancery of the State of Delaware in and for New Castle County against Emerson Radio Corp., Geoffrey P. Jurick, Arthur J. Coerver, Harvey Rothenberg, the Company and Michael J. Blumenfeld. The plaintiff filed the lawsuit as a class action on behalf of the public stockholders of SSG in connection with the September 8, 2005, Agreement and Plan of Merger pursuant to which the Company was to have acquired the remaining shares of the outstanding capital stock of SSG that it did not already own and the Company’s subsequent acquisition of an additional 1.66 million shares of SSG for approximately $9.2 million cash from an institutional stockholder. The lawsuit alleges the defendants breached certain fiduciary duties owed to SSG’s stockholders and the Company was unjustly enriched from its use of certain SSG assets. The Company believes the claims asserted by the plaintiff are without merit and the purported derivative lawsuit is defective.
     On July 14, 2006, Costa Brava Partnership III L.P., Greenwood Capital L.P., and Greenwood Investors, L.P., each a stockholder of SSG, filed a lawsuit in the Court of Chancery of the State of Delaware in and for New Castle County, against the Company and Geoffrey P. Jurick, Thomas P. Triechler, Peter Bunger, and Terrence Babilla. The lawsuit alleges that the individual defendants breached their fiduciary duties to SSG’s stockholders by improperly diverting the Company’s interest in a merger transaction with all SSG stockholders into a separate stock-purchase transaction that only benefited one SSG stockholder, Emerson Radio Corp. The lawsuit also alleges the Company knowingly aided and abetted the alleged breaches of fiduciary duty in order to obtain control of SSG. The Company believes the claims asserted by the plaintiff are without merit.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market
     Our common stock trades on the American Stock Exchange under the symbol “BOO.” The following table sets forth the high and low sale prices for our common stock during each of the periods indicated, as reported on the American Stock Exchange.

	Fiscal 2006		Fiscal 2005
Calendar Period	Low	High	Low	High
July 1 – September 30	$10.30	$12.68	$8.45	$11.39
October 1 – December 31	8.71	11.60	9.60	14.75
January 1 – March 31	9.12	10.85	10.70	14.23
April 1 – June 30	9.76	11.19	8.73	11.40
Holders
     As of September 19, 2006, there were approximately 300 holders of record of our common stock, and there were 10,229,160 shares of common stock issued and outstanding.
Dividends
     In fiscal 2005 and 2006, the Company paid a quarterly cash dividend in the amount of $0.025 per share. Future quarterly dividends will be paid only when, as, and if declared by our Board of Directors in its sole discretion and will be dependent upon then existing conditions, including the Company’s financial condition, results of operations, contractual restrictions, capital requirements, business prospects, and such other factors as the Board deems relevant.
Transfer Agent, Registrar and Dividend Disbursing Agent for Common Stock
Continental Stock Transfer and Trust Company
17 Battery Place
New York, NY 10004

ITEM 6. SELECTED FINANCIAL DATA.
     The following selected financial data should be read in conjunction with “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Item 8 –Financial Statements and Supplementary Data.”

	Fiscal Year Ended June 30,
	2006	2005	2004	2003	2002
		(In thousands except per share data )
Results of Operations:
Net sales	$224,238	$106,339	$39,562	$21,076	$16,901
Gross profit	75,079	35,954	13,956	7,807	6,247
Operating profit	8,312	7,303	2,847	968	939
Net income	$1,896	$3,601	$1,673	$1,254	$805

Earnings per common share:
Basic	$0.19	$0.36	$0.26	$0.30	$0.19

Diluted	$0.18	$0.35	$0.22	$0.27	$0.17

Number of weighted average shares outstanding:
Basic	10,182	10,031	6,325	4,226	4,225

Diluted	10,399	10,279	7,572	4,670	4,669

Cash Flow and Balance Sheet Data:
Net cash provided by (used in) operating activities	$(172)	$(2,862)	$153	$214	$867
Cash and cash equivalents	4,079	40,326	7,473	365	267
Total assets	144,435	108,596	46,736	8,825	6,853
Long-term debt	62,284	50,448	73	800	353
Cash dividends declared per common share	$0.10	$0.10	$0.10	$0.085	$0.00
Total stockholders’ equity	$47,234	$45,106	$32,073	$6,015	$5,209

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Background
     Collegiate Pacific Inc. (“Collegiate Pacific,” “we,” “us,” “our,” or the “Company”) is a marketer, manufacturer and distributor of sporting goods equipment, soft good athletic apparel and footwear products (“soft goods”), physical education, recreational and leisure products primarily to the non-retail institutional market in the United States. The institutional market generally consists of youth sports programs, YMCAs, YWCAs, park and recreational organizations, schools, colleges, churches, government agencies, athletic teams, athletic clubs and dealers. We sell our products directly to our customers primarily through the distribution of our unique, informative catalogs and fliers, our strategically located road sales professionals, our telemarketers and the Internet. We offer a broad line of sporting goods equipment, soft goods and other recreational products, as well as provide after-sale customer service. We currently market approximately 23 thousand sports related equipment products, soft goods and recreational related equipment and products to over 600 thousand potential institutional, retail, Internet, sports teams and sporting goods dealer-type customers. Since commencing operations in early 1998, we have sold our products to approximately 173 thousand customers. References herein to “fiscal 2004,” “fiscal 2005,” “fiscal 2006” and “fiscal 2007” refer to our fiscal years ended or ending, as the case may be, June 30, 2004, 2005, 2006 and 2007, respectively.
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
     Because of this market trend, Collegiate Pacific has embarked upon an aggressive program to leverage its existing operations and to complement and diversify its product offerings within the sporting goods and recreational products industry. We intend to implement our internal growth strategy by continuing to improve operating efficiencies, extending our product offerings through new product launches and maximizing our distribution channels. In addition, Collegiate Pacific may continue to seek strategic acquisitions and relationships with other sporting goods companies with well-established brands and with complimentary distribution channels.
     Collegiate Pacific has begun to see results from its efforts reflected in its financial performance. Net sales for fiscal 2006 totaled $224.2 million compared to $106.3 million in fiscal 2005, an increase of $117.9 million, or 110.9%. Net sales for fiscal 2005 were up 168.8% from $39.6 million in fiscal 2004. This increase in net sales was primarily due to the acquisitions Collegiate Pacific completed during fiscal 2004, 2005 and 2006, as well as organic growth from the sale of the Company’s existing products. Gross profit percentage decreased slightly to 33.5% in fiscal 2006 from 33.8% in fiscal 2005 and 35.3% in fiscal 2004. The decrease in our gross profit percentage in fiscal 2006 was due primarily to our acquisition of Sport Supply Group (“SSG”), which experienced a gross profit margin of 32.6% and included a lower margin of $1.2 million for goods acquired in connection with the purchase of SSG. The decrease in gross profit margin for fiscal 2005, compared to fiscal 2004, was mainly due to the increase in sales of soft goods from the recently acquired companies, other than SSG. Operating profit for fiscal 2006 increased to $8.3 million, or 3.7% of net sales, compared to operating profit of $7.3 million, or 6.9% of net sales, in fiscal 2005 and operating profit of $2.8 million, or 7.2% of net sales, in fiscal 2004. The increase in operating profit reflects higher sales volume, partially offset by higher selling and general and administrative expenses. The decline in operating profit as a percentage of sales was due to the increase in selling, general and administrative expenses in fiscal 2006, which was primarily attributable to

Collegiate Pacific’s acquisitions during fiscal 2006, an increase in personnel-related costs incurred in connection with additional sales personnel, Sarbanes-Oxley related expenditures, and an increase in outside professional services and various selling expenses incurred in connection with the Company’s growth.
     During fiscal 2006, 2005 and 2004, Collegiate Pacific made significant progress towards achieving its strategic objectives as follows:
●	Collegiate Pacific completed the following two acquisitions during fiscal 2006:
●	acquiring 73.2% of the outstanding capital stock of SSG, a direct marketer and Business-To-Business (“B2B”) e-commerce supplier of sporting goods and physical education equipment to the institutional and youth sports markets; and

●	acquiring Team Print, a leading embroiderer and screen printer of sporting goods apparel and accessories.
●	Collegiate Pacific completed the following three acquisitions during fiscal 2005:
●	acquiring Dixie Sporting Goods Co., Inc. (“Dixie”) in July 2004, a leading supplier of soft goods and sporting goods equipment throughout the Mid-Atlantic region of the United States, with a road sales force of approximately 50 employees;

●	acquiring CMS of Central Florida, Inc. d/b/a Orlando Team Sports (“OTS”) in December 2004, a leading supplier of soft goods and sporting goods equipment throughout the State of Florida and a road sales force of approximately 15 employees; and

●	acquiring Salkeld & Sons, Inc. (“Salkeld”) in May 2005, a leading supplier of soft goods and sporting goods equipment throughout the State of Illinois, with a particular concentration in Chicago and a road sales force of approximately 20 employees;
●	Collegiate Pacific completed the following two acquisitions during fiscal 2004:
●	acquiring Tomark Inc. (“Tomark”) in January 2004, a marketer, distributor, manufacturer and installer of sporting goods and related equipment primarily to the California institutional market with a road sales force of 5 employees; and

●	acquiring Kesslers Sport Shop, Inc. (“Kesslers”) in April 2004, a leading supplier of soft goods and sporting goods equipment throughout the Mid-West region of the United States, with a road sales force of approximately 80 employees.
●	Collegiate Pacific expanded its football and baseball product offerings, which provide the Company with an additional platform for future growth opportunities;

●	Collegiate Pacific engaged through its acquisition of Kesslers, Dixie, OTS and Salkeld approximately 175 road sales professionals and continued its ongoing efforts to grow net sales by directing a selection of its traditional catalog customers to its road sales professionals;

●	Collegiate Pacific introduced a number of new products during fiscal 2005 and 2006 as a means to drive organic growth; and

●	Collegiate Pacific completed its private placement of $50.0 million of senior notes in November 2004 and replaced its revolving credit facility with a new senior secured credit facility providing up to $45.0 million in the aggregate of loans and other financial accommodations in June 2006.

This new source of capital provides Collegiate Pacific more opportunity and flexibility to make progress toward its strategic objectives.
Fiscal 2006 Acquisitions and Related Developments
     On July 1, 2005, we completed the acquisition of 53.2% of the outstanding capital stock of SSG from Emerson Radio Corp and Emerson Radio (Hong Kong) Limited for $32 million in cash. SSG is a direct marketer and B2B e-commerce supplier of sporting goods and physical education equipment to the institutional and youth sports market. The acquisition of 53.2% of SSG was accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of SSG have been included in the Company’s consolidated financial statements since the date of acquisition. The purchase price was allocated to assets acquired of approximately $40.5 million, plus identifiable intangible assets acquired, which included $3.2 million for non-compete agreements, $1.3 million for customer relationships, $660 thousand for a customer database, $327 thousand for significant contracts, $221 thousand for contractual backlog, $43 thousand for photo library and $14 thousand for bid database calendar, and liabilities assumed based on their respective estimated fair values of approximately $26.8 million at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill in the amount of approximately $11.9 million.
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
     On November 22, 2005, the Company announced its purchase of 1,661,900 shares of SSG, or an additional 18% of SSG’s outstanding common shares, for approximately $9.2 million in cash from an institutional holder, representing a purchase price of $5.55 per share, as well as purchased an additional 155,008 shares of SSG in open market transactions at an average price of $4.81 per share. The Company’s ownership interest in SSG is currently approximately 73.2%. See Note 18 to Consolidated Financial Statements.
     In August 2005, the Company completed the acquisition of substantially all of the operating assets of Team Print from Mr. Albert Messier, one of the former principal stockholders of Salkeld, for approximately $1.0 million in cash and the issuance of 53,248 shares of the Company’s common stock to Mr. Messier, which were valued at approximately $641 thousand. Team Print is an embroiderer and screen printer of sports apparel and accessories. The Company entered into a lease with Mr. Messier for his 16 thousand square foot screen print and distribution facility in Bourbonnais, Illinois. The term of the lease runs through July 2010, and the monthly rental rate is approximately $11 thousand. The Company’s wholly owned subsidiary, Salkeld, employs Mr. Messier. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill in the amount of $1.2 million.
Matters Affecting Comparability
     Collegiate Pacific’s operating results for fiscal 2006 include the operating results of Tomark and Kesslers, both of which we acquired in fiscal 2004, Dixie, which we acquired during the first quarter of fiscal 2005, OTS, which we acquired during the second quarter of fiscal 2005, Salkeld, which we acquired in the fourth quarter of fiscal 2005, SSG and Team Print, each since their respective acquisition date. However, the consolidated statement of income for fiscal 2005 does not include the operating results for the SSG and Team Print acquisitions since those acquisitions were completed after June 30, 2005. Further, the consolidated statement of income for fiscal 2004 does not include the operating results for the Dixie, OTS or Salkeld acquisitions since those acquisitions were completed after June 30, 2004. For income tax purposes, only the goodwill associated with the Company’s acquisition of Kesslers, OTS and Team Print is deductible over a period of 15 years. The goodwill acquired by the Company in connection with the other acquisitions is not deductible for income tax purposes because the Company acquired all of the outstanding capital stock of those targets. Although the acquisition of OTS was an acquisition of stock, the parties to the transaction made a Section 338(h)(10) election under the Internal Revenue Code to tax the transaction as if it was an acquisition of assets.
Consolidated Results of Operations
     The following table sets forth selected financial data and certain ratios and relationships calculated from the Consolidated Statements of Income for the fiscal years ended June 30, 2006, 2005 and 2004:

				Fiscal 2006 vs.		Fiscal 2005 vs.
				Fiscal 2005		Fiscal 2004
	Fiscal	Fiscal	Fiscal	Increase (decrease)		Increase (decrease)
	2006	2005	2004	$	%	$	%
	(dollars in thousands, except per share amounts)
Net sales	$224,238	$106,339	$39,562	$117,899	110.9%	$66,777	168.8%
Gross profit	75,079	35,954	13,956	39,125	108.9%	21,998	157.6%
Operating profit	8,312	7,303	2,847	1,009	13.8%	4,456	156.5%
Net income	1,896	3,601	1,673	(1,705)	(47.3)%	1,928	115.2%
Earnings per share – basic	$0.19	$0.36	$0.26	$(0.17)	(47.2)%	$0.10	38.5%

Earnings per share – diluted	$0.18	$0.35	$0.22	$(0.17)	(48.6)%	$0.13	59.1%

Expressed as a percentage of net sales:
Gross profit margin	33.5%	33.8%	35.3%
Selling, general and administrative expenses	29.8%	26.9%	28.1%
Operating profit	3.7%	6.9%	7.2%
Fiscal Year Ended June 30, 2006 Compared to Fiscal Year Ended June 30, 2005
     Net Sales. Net sales for fiscal 2006 totaled $224.2 million compared to $106.3 million in fiscal 2005, an increase of $117.9 million, or 110.9%. Net sales grew by a combined $115.4 million from the businesses we acquired during fiscal 2004, fiscal 2005 and fiscal 2006, and the growth in our existing catalog operations of approximately $2.5 million. We expect the net sales from Kesslers, Dixie, OTS and Salkeld to continue to increase in fiscal 2007 as we continue with our ongoing efforts to direct a selection of our traditional catalog customers to our acquired road sales professionals. During fiscal 2006, these efforts contributed to the growth in net sales for our acquired businesses due to the shift in net sales from our traditional catalog operations to our newly acquired businesses. We believe if we can successfully service a selection of our traditional catalog customers in specific regions of the United States with our road sales professionals, we will continue to grow our net sales through greater account penetration and retention. The increase in sales for our existing catalog operations was due to our expanded product offerings and the overall growth in our customer base. Although we believe future net sales will continue to rise from current levels, no assurances can be made that any future increases in net sales will be at the same rate.

     Historically, sales of our sporting goods have experienced seasonal fluctuations. This seasonality causes our financial results to vary from quarter to quarter, which usually results in lower net sales and operating profit in the second quarter of our fiscal year (October through December) and higher net sales and operating profit in the remaining quarters of our fiscal year, especially the first and fourth quarters of our fiscal year (July through September and April through June, respectively). We attribute this seasonality primarily to the budgeting procedures of our customers and the seasonal demand for our products, which have historically been driven by spring and summer sports. Generally, between the months of October and December of each fiscal year, there is a lower level of sports activities at our non-retail institutional customer base, a higher degree of adverse weather conditions and a greater number of school recesses and major holidays. We believe the acquisitions of our team dealers: Kesslers; Dixie; OTS; and Salkeld, which have a greater focus on fall and winter sports, have reduced the seasonality of our financial results. SSG, which follows the selling pattern of the Company’s traditional catalog operations, may impact our financial results by decreasing our net sales and operating profit in the second quarter of our fiscal year and increasing our net sales and operating profit in the third and fourth fiscal quarters.
     Gross Profit. Gross profit for fiscal 2006 was $75.1 million, or 33.5% of net sales, compared with $36.0 million, or 33.8% of net sales, in fiscal 2005. In fiscal 2006, Tomark, Kesslers, Dixie, OTS, Salkeld, SSG and Team Print contributed a combined gross profit of $63.6 million and gross profit margin of 32.9%.
     We include the acquisition and manufacturing costs of our inventory, the cost of shipping and handling (freight costs) and any decrease in the value of our inventory in our determination of our total cost of sales. Our total cost of sales for fiscal 2006 was $149.2 million, or 66.5% of net sales, compared to $70.4 million, or 66.2% of net sales, in fiscal 2005. Our total cost of sales for fiscal 2006 consisted of $128.9 million for the acquisition cost of our inventory, $16.0 million in freight costs, $1.3 million for the write-off of obsolete or damaged inventory and $3.0 million for labor and overhead cost associated with the products we manufacture.
     The increase in our gross profit was due to the increase in our net sales during fiscal 2006. We continue to direct a selection of our traditional catalog customers to our road sales professionals. We believe these efforts have contributed to the growth in our net sales volume and anticipate this trend will continue in future periods as our road sales professionals continue to expand the number of face-to-face sales calls to our traditional non-retail institutional customers. Although we do from time-to-time adjust the selling price of our products, we do not believe any price adjustments during fiscal 2006 contributed to our increase in net sales.
     The decrease in gross profit margin for fiscal 2006, compared to fiscal 2005, was primarily due to the acquisition of SSG. SSG experienced a gross profit margin of 32.6% for fiscal 2006, which included a lower margin of $1.2 million for goods acquired in connection with the purchase of SSG and was the result of the application of Statement of Financial Accounting Standards No. 141 Business Combinations.
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
     Selling, General and Administrative Expense. Selling, general and administrative (“SG&A”) expenses for fiscal 2006 were $66.8 million, or 29.8% of net sales, compared with $28.7 million, or 26.9% of net sales, in fiscal 2005. During fiscal 2006, SG&A expenses primarily consisted of the following:
•	personnel related expenses of approximately $32.4 million;

•	advertising expenses of approximately $7.2 million;

•	depreciation and amortization expenses of approximately $3.3 million;

•	rent expense of approximately $2.8 million;

•	computer services and supplies in the amount of approximately $2.6 million;

•	insurance related expenses of approximately $2.5 million;

•	legal and accounting fees in the amount of approximately $2.1 million;

•	travel expenses of approximately $1.9 million;

•	Sarbanes-Oxley related compliance costs in the amount of approximately $1.1 million; and

•	bad debt expenses of approximately $1.0 million.
     The $38.1 million increase in SG&A expenses we experienced in fiscal 2006 compared to fiscal 2005 was primarily attributable to the acquisitions we completed in fiscal 2006, which contributed $26.1 million to our total SG&A expenses. These expenses included $5.8 million in sales compensation expenses, $4.0 in general and administrative compensation expenses, $3.9 million in advertising expenses and $2.4 million in amortization and depreciation expenses. Also contributing to the increase in SG&A expenses in fiscal 2006 were:
•	Sarbanes-Oxley related compliance costs of approximately $1.1 million;

•	legal, accounting, and professional fees of approximately $1.3 million; and

•	additional compensation expense of $5.9 million, which included salaries, commissions and payroll related expenses.
     Operating Profit. Operating profit for fiscal 2006 increased to $8.3 million, or 3.7% of net sales, compared to operating profit of $7.3 million, or 6.9% of net sales, in fiscal 2005. The increase in operating profit is primarily attributable to higher sales volume, which was partially offset by an increase in SG&A expenses as a percentage of net sales.
     Interest Expense. Interest expense for fiscal 2006 increased to $4.5 million, compared to $2.2 million in fiscal 2005. The increase in interest expense was primarily attributable to the interest expense under the terms of our convertible senior subordinated notes of approximately $1.5 million and interest expense of $0.8 million from borrowings under the terms of our credit facilities to acquire the additional 20% of SSG the Company acquired during the second quarter of fiscal 2006. See “Liquidity and Capital Resources.”
     Income Taxes. Income tax expense for fiscal 2006 decreased to $1.6 million, which is approximately 39.0% of our income before minority interest and income taxes. In fiscal 2005 the provision for income taxes was $2.3 million, or approximately 39% of income before income taxes. The decrease in our income tax expense in fiscal 2006 was attributable to our decreased operating profits.
     Net Income. Net income for fiscal 2006 decreased to $1.9 million, or 0.8% of net sales, compared to net income of $3.6 million, or 3.4% of net sales, in fiscal 2005. The decrease in net income was attributable to an increase in SG&A expenses and the increase in interest expense, which was partially offset by a decrease in income tax expense.

Fiscal Year Ended June 30, 2005 Compared to Fiscal Year Ended June 30, 2004
     Net Sales. Net sales for fiscal 2005 totaled $106.3 million compared to $39.6 million in fiscal 2004, an increase of $66.8 million, or 168.8%. Net sales grew by a combined $62.0 million from the businesses we acquired during fiscal 2004 and fiscal 2005 and the growth in our existing catalog operations of approximately $4.8 million. Our ongoing efforts to direct a selection of our traditional catalog customers to our acquired road sales professionals contributed to the growth in net sales for our acquired businesses due to the shift in net sales from our traditional catalog operations to our newly acquired businesses. The increase in sales for our existing catalog operations was due to our expanded product offerings and the overall growth in our customer base.
     Gross Profit. Gross profit for fiscal 2005 was $36.0 million, or 33.8% of net sales, compared with $14.0 million, or 35.3% of net sales, in fiscal 2004. In fiscal 2005, Tomark, Kesslers, Dixie, OTS and Salkeld contributed a combined gross profit of $25.8 million and gross profit margin of 33.0%.
     We include the acquisition and manufacturing costs of our inventory, the cost of shipping and handling (freight costs) and any decrease in the value of our inventory in our determination of our total cost of sales. Our total cost of sales for fiscal 2005 was $70.4 million, or 66.2% of net sales, compared to $25.6 million, or 64.7% of net sales, in fiscal 2004. Our total cost of sales for fiscal 2005 consisted of $62.1 million for the acquisition cost of our inventory, $6.6 million in freight costs, $0.4 million for the write-off of obsolete or damaged inventory and $1.3 million for labor and overhead cost associated with the products that we manufacture.
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
     Selling, General and Administrative Expense. SG&A expenses for fiscal 2005 were $28.7 million, or 26.9% of net sales, compared with $11.1 million, or 28.1% of net sales, in fiscal 2004. The primary components of our SG&A expenses are personnel costs, advertising expenses, travel expenses, rent, professional services and insurance costs.
     The increase in SG&A expenses during fiscal 2005 was primarily attributable to Collegiate Pacific’s acquisitions in fiscal 2004 and fiscal 2005, which contributed a combined $19.4 million to our total

SG&A expenses for fiscal 2005. These expenses included $12.8 million for personnel-related costs, $3.0 million for various selling and office expenses, $1.1 million for rent expense, $1.0 million for travel expenses and $1.0 million for advertising expenses. In addition to the increase in our SG&A expenses attributable to acquisitions, we also experienced additional outside professional services expenses in the amount of $0.4 million, personnel-related costs in the amount of $0.6 million for additional personnel, and other selling costs in the amount of $0.3 million, all of which were incurred in connection with our increased selling efforts. During the fourth quarter of fiscal 2005, we reallocated a portion of the purchase price we previously allocated to goodwill from our acquisitions to identifiable intangible assets. As a result, we recognized additional amortization expense in the amount of approximately $360 thousand to reflect properly the amortization expense from the respective acquisition dates.
     Operating Profit. Operating profit for fiscal 2005 increased to $7.3 million, or 6.8% of net sales, compared to operating profit of $2.8 million, or 7.2% of net sales, in fiscal 2004. The increase in operating profit is mainly attributable to higher sales volume and a decrease in SG&A as a percentage of net sales.
     Interest Expense. Interest expense for fiscal 2005 increased to $2.2 million, compared to $52.4 thousand in fiscal 2004. The increase in interest expense was primarily attributable to the interest expense under the terms of our convertible senior subordinated notes of $1.6 million and the Company’s borrowings under its credit facility. See “Liquidity and Capital Resources.”
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
     Net Income. Net income for fiscal 2005 increased to $3.6 million, or 3.4% of net sales, compared to net income of $1.7 million, or 4.2% of net sales, in fiscal 2004. The increase in net income was attributable to increased sales activity, as well as a decrease in SG&A expenses as a percentage of net sales, all of which was partially offset by the increase in interest and income tax expenses.
Liquidity and Capital Resources
Liquidity
     The following table summarizes our ending cash and cash equivalents and the results of our consolidated statements of cash flows for the past three fiscal years:

	June 30,	June 30,	June 30,
	2006	2005	2004
	(dollars in thousands)
Cash and cash equivalents	$4,079	$40,326	$7,473
Net cash flow provided by (used in):
Operating activities	$(172)	$(2,862)	$153
Investing activities	(46,089)	(10,083)	(12,863)
Financing activities	10,014	45,798	19,818
Net increase (decrease) in cash and cash equivalents	$(36,247)	$32,853	$7,108

     The decrease in cash in fiscal 2006 was primarily attributable to the acquisitions of SSG and Team Print. The increase in cash in fiscal 2005 was due to the completion of our senior note offering in November 2004. In fiscal 2004, the net increase in cash was primarily attributable to proceeds from our issuance of common stock.
     Operating Activities. Cash flows from operating activities during fiscal 2006, 2005 and 2004 resulted primarily from net income, which represents our principal source of cash. In fiscal 2006, the increase in operating cash flows compared to the operating cash flows in fiscal 2005 was attributable to:
•	an increase in accounts receivable of $2.8 million due to the increase in our net sales during fiscal 2006 from the acquisition of SSG and organic sales growth;

•	an increase in inventories of $2.1 million due to the acquisition of SSG and our build-up of inventories to support the Company’s strongest selling season, which generally occurs during the months July through September;

•	an increase in prepaid expenses and other current assets of $1.2 million related to our overpayment of federal income taxes in the first and second quarters of fiscal 2006 based upon estimated operating results in fiscal 2006 and our fiscal 2005 operating results.
     In fiscal 2005, the decrease in operating cash flows was attributable to:
•	an increase in accounts receivable of $3.6 million due to the increase in our net sales during fiscal 2005;

•	an increase in inventories of $4.3 million due to our build-up of inventories to support the Company’s strongest selling season, which generally occurs during the months of July through September; and

•	a decrease in income taxes payable of approximately $1.3 million due to increased estimated tax payments associated with the increase in the Company’s net income for fiscal 2005.
     Investing Activities. Cash used in investing activities during fiscal 2006 was $46.1 million, compared to $10.1 million cash used in fiscal 2005 and $12.9 million cash used in fiscal 2004. The increase in cash used in investing activities during fiscal 2006 was primarily due to our acquisition of 73.2% of SSG, the operating assets of Team Print and the payment of an earnout to the former stockholders of Salkeld, which utilized an aggregate of $44.4 million in cash. The decrease in cash used in investing activities during fiscal 2005 was attributable to less cash being utilized for acquisitions activities during fiscal 2005 compared to fiscal 2004. This decrease was slightly offset by an increase in purchases of property and equipment in fiscal 2005 in the amount of approximately $664 thousand. Property and equipment purchased during fiscal 2005 included computer equipment, software and leasehold improvements. No material commitments for capital expenditures existed as of June 30, 2006.
     Financing Activities. Net cash provided by financing activities during fiscal 2006 was $10.0 million, compared to $45.8 million in fiscal 2005 and $19.8 million during fiscal 2004. The net decrease in cash provided by financing activities during fiscal 2006 was due to:
•	net proceeds from the Company’s Senior Secured Credit Facility of $10.8 million; and

•	proceeds from the issuance of common stock of approximately $185 thousand; which were partially offset by

•	payments of dividends of approximately $1.0 million.

     The net increase in cash provided by financing activities during fiscal 2005 was due to:
•	net proceeds from the sale of the senior notes of $46.6 million after debt issuance costs of $3.4 million; and

•	proceeds from the issuance of common stock upon the exercise of options of approximately $507 thousand; which were partially offset by

•	payments of dividends of approximately $1.0 million; and

•	net payments on the Company’s revolving line of credit and other notes payable of $294 thousand.
     The net cash provided by financing activities during fiscal 2004 was due to proceeds from the issuance of common stock upon the exercise of common stock warrants and options of approximately $21.3 million, which was partially offset by:
•	repayments on the Company’s revolving line of credit of approximately $865 thousand;

•	payments of dividends of approximately $573 thousand; and

•	the purchase of treasury shares of approximately $41 thousand.
     Current assets as of June 30, 2006, were approximately $78.7 million and current liabilities were approximately $23.5 million, thereby providing the Company with working capital of approximately $55.2 million.
Capital Resources
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
     The Notes are governed by the Indenture dated as of November 26, 2004, between the Company and The Bank of New York Trust Company N.A., as trustee (the “Indenture”). The Indenture provides, among other things, that the Notes will bear interest of 5.75% per year, payable semi-annually, and will be convertible at the option of the holder of the Notes into the Company’s common stock at a conversion rate of 68.2594 shares per $1 thousand principal amount of Notes, subject to certain adjustments. This is equivalent to a conversion price of approximately $14.65 per share. On or after December 31, 2005, the Company may redeem the Notes, in whole or in part, at the redemption price, which is 100% of the principal amount, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the redemption date only if the closing price of the Company’s common stock exceeds 150% of the conversion price for at least 20 trading days in any consecutive 30-day trading period. If the Company calls the Notes for redemption on or before December 10, 2007, the Company will be required to make an additional payment in cash in an amount equal to $172.50 per one thousand principal amount of the Notes, less the amount of any interest actually paid on the Notes before the redemption date. In addition, upon the occurrence of a change in control of the Company, holders may require the Company to purchase all or a portion of the Notes in cash at a price equal to 100% of the principal amount of Notes to be repurchased, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the repurchase date, plus the make whole premium, if applicable.
     In connection with the completion of the sale of the Notes, on November 26, 2004, the Company entered into a registration rights agreement with Thomas Weisel (the “Registration Rights Agreement”). Under the terms of the Registration Rights Agreement, the Company was required to file a registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) for the registration of the Notes and the shares issuable upon conversion of the Notes (the “Registration Statement”). On February 28, 2006, the SEC declared effective the Registration Statement.
     The Company’s principal external source of liquidity is its new senior secured credit facility (the “Credit Facility”) with Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc. (“MLBFS”), individually as a lender, as administrative agent, sole book runner and sole lead manager (“Merrill Lynch”), which is collateralized by all of the assets of the Company and its wholly-owned subsidiaries. On June 29, 2006, we terminated our existing credit facility with MLBFS and entered into the Credit Facility. The terminated facility consisted of a $20 million revolving credit facility that was set to expire on September 30, 2006. Total availability under the old credit facility was determined by a borrowing formula based on 80% of eligible trade receivables and 50% of eligible inventories, but not to exceed $20 million. Interest under the old credit facility accrued at the rate of 1.75% plus the one-month London Inter-Bank Offered Rate (“LIBOR”) and the Company was obligated to pay an unused line fee of .375% per annum. The old credit facility contained customary covenants and required the Company to maintain certain financial ratios pertaining to its fixed charges and total debt to total net worth and earnings before interest, taxes, depreciation and amortization (“EBITDA”).
     The Credit Facility establishes a commitment to the Company to provide up to $45.0 million in the aggregate of loans and other financial accommodations consisting of (a) a three year senior secured loan in the aggregate principal amount of $10.0 million (the “Term Loan”) and (b) a three year senior secured revolving credit facility in an aggregate principal amount of $20.0 million, which upon the approval of Merrill Lynch may be increased by up to $15.0 million to consummate certain permitted acquisitions (the “Revolving Facility” and, together with the Term Loan, the “Senior Secured Credit Facility”). The Revolving Facility includes a sub-limit of up to an aggregate amount of $4.0 million in letters of credit and an accordion feature, which at the Company’s option and subject to Merrill Lynch’s approval would increase the aggregate amount of the Revolving Facility by $10.0 million.
     Total availability under the Revolving Facility is determined by a borrowing formula based on eligible trade receivables and inventories that provides for borrowings against up to 85% of the Company’s eligible trade receivables and 50% of the Company’s eligible inventories, not to exceed the total availability under the Revolving Facility. As of June 30, 2006, the Company had $10.0 million outstanding under the Term Loan and approximately $4.0 million outstanding under the Revolving Facility, thereby leaving the Company with approximately $9.0 million of availability under the terms of the borrowing base formula of the Revolving Facility.
     All borrowings under the Senior Secured Credit Facility will bear interest at either (a) LIBOR plus a spread ranging from 1.50% to 2.25%, with the amount of the spread at any time based on the Company’s ratio of total debt, excluding sub-debt, to the Company’s EBITDA on a trailing 12-month basis (the “Senior Leverage Ratio”), or (b) an alternative base rate equal to the higher of (i) the Federal Funds Rate plus 0.50% or (ii) the Merrill Lynch prime rate, plus an additional spread ranging from 0.00% to 0.75%, with the amount of the spread at any time based on the Company’s Senior Leverage Ratio on a trailing 12-month basis. Until January 1, 2007, the interest rate spreads will be 1.75% for LIBOR loans and 0.25% for base rate loans. The effective interest rate on borrowings under the Senior Secured Credit Facility at June 30, 2006 was 8.5%.
     The Senior Secured Credit Facility includes covenants that the Company maintains certain financial ratios on a trailing 12-month basis. The Company’s Senior Leverage Ratio on a trailing 12-month basis may not exceed 2.50 to 1.0 and its ratio of EBITDA to the sum of the Company’s fixed charges (interest expense, taxes, cash dividends and scheduled principal payments) on a trailing 12-month basis (the “Fixed Charge Coverage Ratio”) must be at least 1.10 to 1.0, and after the Revolving Facility has been increased by up to $15 million to consummate permitted acquisitions, the Fixed Charge Coverage Ratio must be at least 1.20 to 1.0.
     The Senior Secured Credit Facility is guaranteed by each of the Company’s wholly-owned subsidiaries and is secured by, among other things a pledge of all of the issued and outstanding shares of stock of each of the Company’s wholly-owned subsidiaries and a first priority perfected security interest on all of the assets of the Company and each of its wholly-owned subsidiaries.
     The Senior Secured Credit Facility contains customary representations, warranties and covenants (affirmative and negative) and the Senior Secured Credit Facility is subject to customary rights of the lenders and the administrative agent upon the occurrence and during the continuance of an event of default, including, under certain circumstances, the right to accelerate payment of the loans made under the Senior Secured Credit Facility and the right to charge a default rate of interest on amounts outstanding under the Senior Secured Credit Facility.
     The Company was in compliance with all of its financial covenants under the Senior Secured Credit Facility at June 30, 2006. The Notes are subordinated in right of payment to the prior payment in full, in cash, of all amounts payable under the Senior Secured Credit Facility.
     SSG, our 73.2% majority owned subsidiary, has its own revolving line of credit with Wachovia Capital Finance (the “SSG Credit Facility”), which is collateralized by all of SSG’s assets. The total availability under the SSG Credit Facility may not exceed the lesser of $20 million or a borrowing base formula based on specified percentages of eligible accounts receivable and inventories. The SSG Credit Facility expires on October 31, 2007. Under the terms of the SSG Credit Facility, SSG is required to maintain certain net worth levels and as of June 30, 2006, was in compliance with those requirements. In addition, SSG is restricted under the terms of the SSG Credit Facility from, among other things, paying cash dividends and entering into certain transactions without its lender’s prior approval. As of June 30, 2006, SSG had no borrowing outstanding under the SSG Credit Facility and approximately $16.7 million of availability. SSG was in compliance with all of its financial covenants under the SSG Credit Facility as of June 30, 2006. The Company does not have any obligations under the SSG Credit Facility and is not a guarantor of that facility.
     On July 26, 2004, the Company issued promissory notes to the former stockholders of Dixie in the aggregate amount of $500 thousand. Payments of principal are paid monthly and interest accrues at the rate of 4% per annum on any past due principal amount of the notes. The notes mature on July 31, 2009. Principal payments made in the fiscal year ended June 30, 2006 were $90 thousand and the remaining principal payments of $294 thousand are due through the fiscal year ending June 30, 2010.
     On May 11, 2005, the Company issued promissory notes to the former stockholders of Salkeld in the aggregate amount of $230 thousand. The notes mature on April 30, 2007. Principal payments made in the fiscal year ended June 30, 2006, were $115 thousand, and the remaining principal payments of $96 thousand are due through the fiscal year ending June 30, 2007.
     Our strategic plan involves growth through the acquisition of other companies, and we actively pursue acquisitions in connection with this plan. At any time we may be in various stages of discussions or negotiations with several parties regarding possible acquisitions or other alliances. We used approximately $46.6 million of the net proceeds from the Notes in connection with our acquisitions of OTS, Salkeld, Team Print and 73.2% of the outstanding capital stock of SSG.
Long-Term Financial Obligations and Other Commercial Commitments
     The following table summarizes the outstanding borrowings and long-term contractual obligations of the Company at June 30, 2006, and the effects such obligations are expected to have on liquidity and cash flows in future periods.

	Payments due by Period
		Less than			After
Contractual Obligations	Total	1 year	1 – 3 years	4 - 5 years	5 years
	(dollars in thousands)
Long-term debt, including current portion	$64,494	$2,210	$12,231	$50,053	$—
Operating leases	9,859	3,089	4,842	1,928	$—
Interest expense on long-term debt	12,898	4,071	7,621	1,206	$—

Total contractual cash obligations	$87,251	$9,370	$24,694	$53,187	$—

     Operating Leases. We lease property and equipment, manufacturing and warehouse facilities, and office space under non-cancellable leases. Certain of these leases obligate us to pay taxes, maintenance and repair costs.
     Off-Balance Sheet Arrangements. We do not utilize off-balance sheet financing arrangements. We do, however, finance the use of certain facilities, office and computer equipment, and automobiles under various non-cancellable operating lease agreements. At June 30, 2006, the total future minimum lease payments under various operating leases we are a party to totaled $9,859 thousand and, as indicated in the table above, are payable through fiscal 2011.
     Long-Term Debt and Advances Under Credit Facilities. As of June 30, 2006, we had outstanding $50 million in Notes due 2009. We maintain the Senior Secured Credit Facility with Merrill Lynch and SSG maintains the SSG Credit Facility with Wachovia Capital Finance. Outstanding advances under the Senior Secured Credit Facility totaled $14.0 million as of June 30, 2006, which consisted of $4.0 million outstanding under the Revolving Facility and $10.0 million under the Term Note, and are included in other current and non-current liabilities in our consolidated balance sheets. There were no borrowings under the SSG Credit Facility as of June 30, 2006.
     We believe the Company’s and SSG’s borrowings under the Senior Secured Credit Facility and the SSG Credit Facility, cash on hand and cash flows from operations will satisfy their respective short-term and long-term liquidity requirements. Either the Company or SSG may experience periods of higher borrowing under the Senior Secured Credit Facility and the SSG Credit Facility, as the case may be, due to the seasonal nature of their respective business cycles. We are actively seeking expansion through acquisitions and/or joint ventures, and the success of such efforts may require additional bank debt, equity financing, or private financing.
Subsequent Events
     On September 21, 2006, the Company announced it had entered into an Agreement and Plan of Merger pursuant to which the Company will acquire the remaining 26.8% of the capital stock of SSG that it does not already own for approximately $24 million. Under the terms of the merger agreement, a wholly-owned subsidiary of the Company will be merged with and into SSG, with SSG as the surviving corporation. Except for shares of SSG common stock held by the Company, any subsidiary of the Company or any dissenting shareholder, each issued and outstanding share of SSG’s common stock will be converted into the right to receive $8.80 in cash, without interest.
     The merger requires the approval of the stockholders of SSG. Collegiate Pacific, which controls 73.2% of SSG’s voting power, has agreed to vote its shares of SSG in favor of the merger at the SSG meeting of stockholders. The merger is also conditional, among other things, on the Company entering into a new credit facility with Merrill Lynch to finance the transaction.

Recent Accounting Pronouncements
     Effective July 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payments (“SFAS 123(R)”) and selected the modified prospective method to initially report stock-based compensation amounts in the consolidated financial statements. The Company is currently using the Black-Scholes option pricing model to determine the fair value of all option grants. The effect of SFAS 123(R) was to require the Company to record compensation expense when stock options are granted over their respective vesting periods. Upon adoption of SFAS 123(R), the Company recorded approximately $60 thousand in stock based compensation in fiscal 2006.
     In July, 2006, the Financial Accounting Standards Board issued Interpretation No.48, Accounting for Uncertainty in Income Taxes (“Interpretation 48”). Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No.109, Accounting for Income Taxes. Interpretation 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation 48 is effective for fiscal years beginning after December 15, 2006. The Company has not determined the impact, if any, of the implementation of Interpretation 48 on its financial position and results of operations.
Risk Factors Affecting Collegiate Pacific’s Business and Prospects
     There are numerous risk factors that affect our business and the results of our operations. These risk factors include general economic and business conditions; the level of demand for our products and services; the level and intensity of competition in the sporting goods industry; our ability to timely and effectively manage the introduction of new products and the market’s acceptance of those products; our ability to develop new and enhance our existing relationships with customers and suppliers; our ability to effectively manage our growth; and the effect of armed hostilities and terrorism on the economy generally, on the level of demand for our products and services, and our ability to manage our supply and delivery logistics in such an environment. For a discussion of these and other risk factors affecting Collegiate Pacific’s business and prospects, see “Item 1A – Risk Factors.”
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
     Inventories. Inventories are valued at the lower of cost or market value. Cost is determined using the standard cost method (which approximates average cost) for items manufactured by us and the weighted-average cost method for items purchased for resale. We record adjustments to our inventories for estimated obsolescence or diminution in market value equal to the difference between the cost of inventory and the estimated market value, based on market conditions from time to time. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual experience if future economic conditions, levels of customer demand or competitive conditions differ from expectations. Because valuing our inventories at lower of cost or market requires significant management judgment, we believe the accounting estimate related to our inventories is a “critical accounting estimate.” Management of the Company has discussed this critical accounting estimate with the audit committee of our Board of Directors, and the audit committee has reviewed the Company’s disclosure relating to it in this Annual Report on Form 10-K.
     Allowance for Doubtful Accounts. We evaluate the collectibility of accounts receivable based on a combination of factors. In circumstances where there is knowledge of a specific customer’s inability to meet its financial obligations, a specific allowance is provided to reduce the net receivable to the amount that is reasonably believed to be collectable. For all other customers, allowances are established based on historical bad debts, customer payment patterns and current economic conditions. The establishment of these allowances requires the use of judgment and assumptions regarding the potential for losses on receivable balances. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required resulting in an additional charge to expenses when made. Because estimating our uncollectible accounts requires significant management judgment, we believe the accounting estimate related to our allowance for doubtful accounts is a “critical accounting estimate.” Management of the Company has discussed this critical accounting estimate with the audit committee of our Board of Directors, and the audit committee has reviewed the Company’s disclosure relating to it in this Annual Report on Form 10-K.
     At June 30, 2006, our total allowance for doubtful accounts was approximately $1.5 million, compared to $1.0 million as of June 30, 2005 and $600 thousand as of June 30, 2004. The increase in our allowance for doubtful accounts for fiscal 2006 was primarily attributable to the increase in the Company’s overall sales volume at June 30, 2006. See Note 2 in Notes to Consolidated Financial Statements.
     Goodwill, Intangibles and Long-lived Assets. We assess the recoverability of the carrying value of goodwill, intangibles and long-lived assets periodically. If circumstances suggest that long-lived assets may be impaired, and a review indicates the carrying value will not be recoverable, the carrying value is reduced to its estimated fair value. As of June 30, 2006, the balance sheet includes approximately $49.3 million of goodwill and intangible assets, net, $10.1 million of fixed assets, net, and $2.8 million of deferred debt issuance costs. The Company has concluded that no impairment exists. Because estimating the recoverability of the carrying value of long-lived assets requires significant management judgment and our use of different estimates that we reasonably could have used would have an impact on our reported net long-lived assets, we believe the accounting estimates related to our impairment testing are “critical accounting estimates.” Management of the Company has discussed this critical accounting estimate with the audit committee of our Board of Directors, and the audit committee has reviewed the Company’s disclosure relating to it in this Annual Report on Form 10-K.
     Accounting for Business Combinations. Whenever we acquire a business, significant estimates are required to complete the accounting for the transaction. We hire independent valuation experts familiar with purchase accounting issues and we work with them to ensure that all identifiable intangibles are properly identified and assigned appropriate values.
Impact of Inflation and Changing Prices
     The inflation rate, as measured by the U.S. Consumer Price Index, has been relatively low in the last few years and, therefore, pricing decisions by Collegiate Pacific have largely been influenced by competitive market conditions. Depreciation expense is based on the historical cost to Collegiate Pacific of its fixed assets and, therefore, is considerably less than it would be if it were based on current replacement cost. While buildings, machinery and equipment acquired in prior years will ultimately have to be replaced at significantly higher prices, it is expected this will be a gradual process over many years.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     Interest Rates
     Collegiate Pacific is exposed to interest rate risk in connection with its borrowings under the Senior Secured Credit Facility, which bear interest at floating rates based on London Inter-Bank Offered Rate (“LIBOR”) or the prime rate plus an applicable borrowing margin. For our $50 million of Notes, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.
     As of June 30, 2006, Collegiate Pacific had $50 million in principal amount of fixed rate debt represented by the Notes and $14.5 million of variable rate debt represented by borrowings under the Senior Secured Credit Facility. Based on the balance outstanding under the variable rate facilities as of June 30, 2006, an immediate change of one percentage point in the applicable interest rate would have caused an increase or decrease in interest expense of approximately $145 thousand on an annual basis. At June 30, 2006, up to $9.0 million of variable rate borrowings were available under Collegiate Pacific’s Revolving Facility. There were no borrowings at June 30, 2006, under the SSG Credit Facility. Based on the average borrowings against the SSG Credit Facility during fiscal 2006, an immediate change of one percentage point in the applicable interest rate would have caused an increase or decrease in interest expense of approximately $33 thousand on an annual basis. We may use derivative financial instruments, where appropriate, to manage our interest rate risks. However, as a matter of policy, Collegiate Pacific does not enter into derivative or other financial investments for trading or speculative purposes. At June 30, 2006, Collegiate Pacific had no such derivative financial instruments outstanding.
     Foreign Currency and Derivatives
     We do not use derivative financial instruments to manage foreign currency risk related to the procurement of merchandise inventories from foreign sources and we do not earn income denominated in foreign currencies. We recognize all of our revenue and pay all of our obligations in U.S. dollars.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Stockholders and Board of Directors of Collegiate Pacific Inc.:
We have audited the accompanying consolidated balance sheets of Collegiate Pacific Inc. and its subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three fiscal years in the period ended June 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Collegiate Pacific Inc. and its subsidiaries as of June 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three fiscal years in the period ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.
Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.
/s/ Grant Thornton LLP
Dallas, Texas
September 15, 2006

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
	2006	2005
	(In thousands, except share
	and per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,079	$40,326
Accounts receivable, net of allowance for doubtful accounts of $1,496 and $1,042, respectively	31,004	18,132
Inventories	37,185	17,479
Current portion of deferred income taxes	2,625	775
Prepaid income taxes	1,607	645
Prepaid expenses and other current assets	2,199	601

Total current assets	78,699	77,958
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $2,755 and $1,294, respectively	10,087	1,501
DEFERRED DEBT ISSUANCE COSTS, net of accumulated amortization of $1,076 and $393, respectively	2,782	3,017
INTANGIBLE ASSETS, net of accumulated amortization of $2,188 and $853, respectively	9,014	1,863
GOODWILL	40,280	23,848
DEFERRED INCOME TAXES	3,156	—
OTHER ASSETS, net	417	409

Total assets	$144,435	$108,596

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,802	$9,782
Accrued liabilities	5,896	1,725
Dividends payable	256	255
Accrued interest	329	250
Current portion of long-term debt	2,210	330
Deferred tax liability	15	—

Total current liabilities	23,508	12,342
DEFERRED TAX LIABILITY	3,259	700
NOTES PAYABLE AND OTHER LONG-TERM DEBT	62,284	50,448
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST IN SUBSIDIARY	8,150	—
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 10,315,191 and 10,205,780 shares issued and 10,229,165 and 10,119,754 shares outstanding, respectively	103	102
Additional paid-in capital	43,162	41,911
Retained earnings	4,626	3,750
Treasury stock at cost, 86,026 shares	(657)	(657)

Total stockholders’ equity	47,234	45,106

Total liabilities and stockholders’ equity	$144,435	$108,596

The accompanying notes are an integral part of these consolidated financial statements.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the fiscal years ended June 30,
	2006	2005	2004
	(In thousands, except per share data)
Net sales	$224,238	$106,339	$39,562
Cost of sales	149,159	70,385	25,606

Gross profit	75,079	35,954	13,956

Selling, general and administrative expenses	66,767	28,651	11,109

Operating profit	8,312	7,303	2,847

Other income (expense):
Interest income	117	581	22
Interest expense	(4,545)	(2,160)	(52)
Other income	223	174	18

Total other expense	(4,205)	(1,405)	(12)

Income before minority interest in income of consolidated subsidiary and income taxes	4,107	5,898	2,835

Income tax provision	1,603	2,297	1,162
Minority interest in income of consolidated subsidiary, net of tax	608	—	—

Net income	$1,896	$3,601	$1,673

Weighted average number of shares outstanding:
Basic	10,182,428	10,031,314	6,324,950

Diluted	10,399,130	10,279,185	7,571,910

Net income per share of common stock – basic	$0.19	$0.36	$0.26

Net income per share of common stock – diluted	$0.18	$0.35	$0.22

Dividends declared per share of common stock	$0.10	$0.10	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the fiscal years ended June 30, 2006, 2005 and 2004

			ADDITIONAL
	COMMON STOCK		PAID-IN	RETAINED	TREASURY STOCK
	SHARES	AMOUNT	CAPITAL	EARNINGS	SHARES	AMOUNT	TOTAL
	(In thousands, except share data)
Balances at July 1, 2003	4,308,169	$43	$6,387	$201	80,326	$(617)	$6,014

Issuance of stock for cash, net of offering costs of $589,721	4,399,161	44	21,253	—	—	—	21,297
Issuance of stock for business acquisitions	1,176,812	12	3,830	—	—	—	3,842
Cash dividends declared	—	—	—	(712)	—	—	(712)
Purchase of stock for cash	—	—	—	—	5,700	(40)	(40)
Net income	—	—	—	1,673	—	—	1,673

Balances at June 30, 2004	9,884,142	$99	$31,470	$1,162	86,026	$(657)	$32,074

Issuance of stock for cash	89,850	1	506	—	—	—	507
Issuance of stock for business acquisitions	231,788	2	2,685	—	—	—	2,687

Redeemable common stock	—	—	7,250	—	—	—	7,250
Cash dividends declared	—	—	—	(1,013)	—	—	(1,013)
Net income	—	—	—	3,601	—	—	3,601

Balances at June 30, 2005	10,205,780	$102	$41,911	$3,750	86,026	$(657)	$45,106

Issuance of stock for cash	22,950	—	185	—	—	—	185
Stock based compensation	—	—	60	—	—	—	60
Issuance of stock for business acquisitions	86,461	1	1,006	—	—	—	1,007
Cash dividends declared	—	—	—	(1,020)	—	—	(1,020)
Net income	—	—	—	1,896	—	—	1,896

Balances at June 30, 2006	10,315,191	$103	$43,162	$4,626	86,026	$(657)	$47,234

The accompanying notes are an integral part of these consolidated financial statements.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2006	2005	2004
	(In thousands, except share data)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,896	$3,601	$1,673
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Provision for uncollectible accounts receivable	982	574	195
Depreciation expense	2,080	432	241
Amortization expense	1,356	742	476
Amortization of deferred debt issuance costs	683	393	—
Loss on disposition of property and equipment	60	—	—
Deferred taxes	1,060	(25)	25
Stock-based compensation expense	60	—	—
Minority interest in consolidated subsidiary	608	—	—
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable	(2,793)	(3,598)	(1,225)
Inventories	(2,083)	(4,255)	(1,222)
Prepaid expenses and other current assets	(1,248)	43	(53)
Other assets, net	(145)	104	(177)
Accounts payable	(1,338)	353	323
Accrued liabilities	(388)	119	(749)
Taxes payable	(962)	(1,345)	646

Net cash provided by (used in) operating activities:	(172)	(2,862)	153

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,694)	(664)	(216)
Cash used in business acquisitions, net of cash acquired of $864, $219 and $799, respectively	(44,395)	(9,419)	(12,647)

Net cash used in investing activities:	(46,089)	(10,083)	(12,863)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank line of credit	174,895	13,375	6,572
Payments on notes payable and line of credit	(164,046)	(13,669)	(7,438)
Proceeds from issuance of senior subordinated notes, net of deferred issuance costs	—	46,590	—
Purchase of treasury stock	—	—	(40)
Payment of dividends	(1,020)	(1,005)	(573)
Proceeds from issuance of common stock	185	507	21,297

Net cash provided by financing activities:	10,014	45,798	19,818

Net change in cash and cash equivalents	(36,247)	32,853	7,108
Cash and cash equivalents, beginning of year	40,326	7,473	365

Cash and cash equivalents, end of year	$4,079	$40,326	$7,473

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$3,795	$1,517	$52

Cash paid for income taxes	$1,612	$3,668	$480

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES (See Note 3 for non-cash acquisition disclosures)
The accompanying notes are an integral part of these consolidated financial statements

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005
1. General:
     Collegiate Pacific Inc. (“CPI”) was incorporated on April 10, 1997 and commenced business in February 1998. CPI is a Delaware corporation and is a marketer, manufacturer and distributor of sporting goods equipment, soft good athletic apparel and footwear products (“soft goods”), physical education, recreational and leisure products primarily to the institutional market in the United States. The institutional market generally consists of youth sports programs, park and recreational organizations, schools, colleges, churches, government agencies, athletic teams, athletic clubs and dealers. Products are sold directly to customers primarily through the distribution of unique, informative catalogs and fliers, strategically located road sales professionals, telemarketers and the Internet.
2. Summary of Significant Accounting Policies:
     Consolidation. The consolidated financial statements include the balances and results of operations of CPI and its subsidiaries Tomark Sports, Inc. (“Tomark”), Kesslers Team Sports, Inc. (“Kesslers”), Dixie Sporting Goods Co., Inc. (“Dixie”), CMS of Central Florida, Inc. d/b/a Orlando Team Sports (“OTS”), Salkeld and Sons, Inc. (“Salkeld”), and Sport Supply Group, Inc. (“SSG”). CPI, together with Tomark, Kesslers, Dixie, OTS, Salkeld and SSG are generally referred to herein as the “Company.” All intercompany balances and transactions have been eliminated in consolidation.
     Cash and Cash Equivalents. The Company includes as cash and cash equivalents all investments with maturities of three months or less at the date of purchase.
     Financial Instruments and Credit Risk Concentrations. Financial instruments, which are potentially subject to concentrations of credit risk, consist principally of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The Company places cash deposits with high credit, quality financial institutions to minimize risk. Accounts receivable are unsecured. The carrying value of these financial instruments approximates their fair value due to their short-term nature or their index tied to market rates. The fair value of the Convertible Senior Subordinated Notes due 2009 exceeded the carrying value of such debt by $12.8 million and $11.1 million at June 30, 2006 and 2005, respectively.
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
     Changes in the Company’s allowance for doubtful accounts for the fiscal years ended June 30, 2006 and 2005 are as follows:

	(In thousands)
	2006	2005
Balance at beginning of period	$1,042	$636
Provision for uncollectible accounts receivable	982	574
Effect of business acquisitions	—	264
Accounts written off, net of recoveries	(528)	(432)

Balance at end of period	$1,496	$1,042

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005
     Inventories. Inventories are carried at the lower of cost or market using the weighted-average cost method for items purchased for resale and the standard cost method (which approximates average cost) for manufactured items. Inventory adjustments for estimated obsolescence or diminution in market value are recorded in an amount equal to the difference between the cost of inventories and the estimated market value, based on market conditions from time to time.
     Property and Equipment. Property and equipment includes office equipment, furniture and fixtures, warehouse and manufacturing equipment, leasehold improvements and vehicles. These assets are stated at cost and are depreciated over their estimated useful lives of 2 to 10 years using the straight-line method. The cost of maintenance and repairs is expensed as incurred and significant renewals and betterments that extend the asset useful lives are capitalized.
     Intangible Assets. The Company has made significant acquisitions and as a result has acquired certain identifiable intangible assets in conjunction with those acquisitions. Intangibles, such as license agreements, customer relationships, contractual backlog, and non-compete covenants, with a definite life are amortized over 3 months to 10 years using the straight-line basis, except customer relationships related to the acquisitions of Kesslers, OTS, and Salkeld, which are amortized on a double declining basis.
     Trademarks represent amounts paid to acquire the rights to brand specific products or categories of products with recognizable brands in certain sporting goods categories. Trademarks with a definite life are amortized on a straight line basis over 10 to 15 years. Trademarks acquired as part of the Company’s acquisition of SSG have an indefinite life and thus are not subject to periodic amortization. In support of the assessment that the trademarks have an indefinite life, the Company took into account the 40-year term of the trademark agreement under which SSG has the rights to use the trademarks, which includes an automatic renewal option for an additional 40-year term.
     Goodwill. Goodwill represents the excess of the purchase price paid and liabilities assumed over the estimated fair market value of assets acquired and identifiable intangible assets. Goodwill is tested for impairment change annually and whenever impairment indicators are present. If the fair value of goodwill is less than the carrying amount of goodwill, an impairment charge will be recorded. There have been no impairments of recorded goodwill.
     Impairment of Long-Lived Assets. The Company periodically evaluates the carrying value of depreciable and amortizable long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If the total of the expected future undiscounted cash flows is less than the carrying amount of the assets, a loss is recognized in the amount that the carrying value of the assets exceeds their fair value, which is determined based on quoted market prices in active markets, if available, prices of other similar assets, or other valuation techniques. There has been no impairment charge recorded by the Company.
     Revenue Recognition. The Company recognizes revenue from product sales when title passes and the risks and rewards of ownership have passed to the customer. Title passes generally upon shipment or upon receipt by the customer, based on the terms of sale, except for sports equipment that requires installation and related services. If installation or other post-shipment services are required, title passes upon the completion of all installation and related services and the acceptance of the installed product by

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005
the customer. In fiscal years ended June 30, 2006, 2005 and 2004, less than 1%, 2% and 3%, respectively, of the Company’s consolidated revenues were from the sale of sports equipment that required any installation or other post-shipment services. Reserves for estimated returns are established based upon historical rates of return experienced by the Company and recorded as reductions of sales.
     Shipping and Handling Costs and Fees. Shipping and handling costs are included in cost of sales, while amounts billed to customers are included in net sales.
     Advertising. Advertising costs are expensed as incurred. Advertising expenses for the fiscal years ended June 30, 2006, 2005 and 2004 were approximately $7.2 million, $2.9 million and $1.9 million, respectively.
     Stock Based Compensation. Prior to fiscal 2006 (beginning July 1, 2005), the Company accounted for its stock options under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 and related interpretations (“APB 25”). Effective July 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share-Based Payments (“SFAS 123(R)”) and selected the modified prospective method to initially report stock-based compensation amounts in the consolidated financial statements. The Company is currently using the Black-Scholes option pricing model to determine the fair value of all option grants. See Note 11 below. Stock-based compensation expenses in the amount of $60 thousand are reflected in net income for fiscal 2006. The following table illustrates the effect on net income and income per share if the Company had applied the fair value recognition provisions of SFAS 123(R) to prior periods:

	2005	2004
	(In thousands)
Net income, as reported	$3,601	$1,673
Add: stock-based employee compensation expense included in net income	—	—
Deduct: stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,867)	(442)

Pro forma net income	$1,734	$1,231

Net income per share common stock:
Basic – as reported	$0.36	$0.26

Basic – pro forma	$0.17	$0.19

Diluted – as reported	$0.35	$0.22

Diluted – pro forma	$0.17	$0.16

     Income Taxes. The Company utilizes the asset and liability approach in its reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized.
     Income Per Share. Basic income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted income per share is computed

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005
based on the weighted average number of shares outstanding increased by the effect of stock options, warrants and common stock underlying the convertible senior subordinated notes when dilutive.
     Segment Reporting. The Company and its subsidiaries are all engaged in the business of marketing, manufacturing and distributing sporting goods equipment, soft goods, physical education, recreational and leisure products to the institutional market in the United States. The Company’s operations consist of two operating segments, which the Company refers to as the Catalog Group and the Team Dealer Group. The segments meet the aggregation criteria of paragraph 17 of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” and, accordingly, for disclosure purposes, the Company has aggregated its operating segments into one reportable operating segment. Both of the Company’s operating segments offer the same line of products, which are acquired from the same resources, to a common customer base.
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
     Recent Accounting Pronouncements:
     In July, 2006, the FASB issued Interpretation No.48, Accounting for Uncertainty in Income Taxes (“Interpretation 48”). Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with the FASB’s Statement of Financial Accounting Standards No.109, Accounting for Income Taxes (“SFAS 109”). Interpretation 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation 48 is effective for fiscal years beginning after December 15, 2006. The Company has not determined the impact, if any, of the implementation of Interpretation 48 on its financial position and results of operations.
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
     The acquisition of Tomark was accounted for using the purchase method of accounting, and accordingly, the net assets and results of operations of Tomark have been included in the Company’s consolidated financial statements since the date of acquisition. The purchase price was allocated to assets acquired and liabilities assumed based on their respective estimated fair values at the date of acquisition. After determining that the value of any identifiable intangible assets was not material, the excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill in the amount of $4.7 million.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005
     On April 1, 2004, the Company completed its acquisition of substantially all of the operating assets of Kesslers Sport Shop, Inc., an Indiana corporation. Under the terms of the purchase agreement, the Company paid Kesslers $19.8 million for substantially all of its operating assets. The payment consisted of $6.5 million in cash, which included a $250 thousand holdback that was paid in fiscal 2005, and 906,250 shares of Collegiate Pacific’s common stock (the “Shares”) valued at $8.6 million, which was based on the average closing price of the Company’s common stock three days before and three days after the date the acquisition was announced. The Company also paid certain liabilities of Kesslers at closing in the approximate amount of $4.7 million and assumed certain other specified liabilities of Kesslers related to the acquired operating assets. The Company also agreed to either (a) repurchase from Kesslers or its stockholders, as the case may be, for cash any of the Shares that had not been sold by Kesslers prior to the second anniversary of the effective date of the registration statement (August 20, 2006) covering the Shares for a per share price of $8.00 (the same per share price used to determine the number of Shares issued at closing) or (b) if all of the Shares had been sold as of the second anniversary of the effective date of the registration statement covering the Shares, pay Kesslers an amount in cash equal to the difference between $7.25 million and the total sales proceeds received by Kesslers from the sale of the Shares. As a result, the Company recorded a liability of $7.25 million for redeemable common stock at June 30, 2004. The Company also entered into a lease for the Richmond, Indiana, location owned by RPD Services, Inc., an Indiana corporation f/k/a Kesslers Sport Shop, Inc. RPD Services, Inc. is owned by Bob Dickman, Phil Dickman and Dan Dickman, all of whom are employed by our wholly owned subsidiary, Kesslers.
     On September 29, 2004, the Company entered into an amendment (the “Amendment”) to the purchase agreement to eliminate the Company’s contingent obligation to pay the sellers an amount of up to $7.25 million. Accordingly, the Company was no longer required to carry a liability for redeemable common stock and, consequently, increased its stockholders’ equity at June 30, 2005, by $7.25 million.
     The acquisition of substantially all of the assets of Kesslers was accounted for using the purchase method of accounting, and accordingly, the net assets and results of operations of Kesslers have been included in the Company’s consolidated financial statements since the date of acquisition. Identifiable intangible assets acquired included customer relationships valued at $1.07 million, which are being amortized on a double declining value basis over their estimated useful lives of 10 years, and contractual backlog valued at $140 thousand, which was amortized on a straight-line basis over its estimated useful life of 3 months. The purchase price was allocated to assets acquired, which included the identifiable intangible assets, and liabilities assumed based on their respective estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill in the amount of $10.6 million.
     On July 26, 2004, the Company completed its acquisition of all of the outstanding capital stock of Dixie. Dixie is a supplier of soft goods and sporting goods equipment throughout the Mid-Atlantic United States. The Company paid the former stockholders of Dixie a total of approximately $7.0 million, which consisted of $4.0 million in cash, $500 thousand in promissory notes, up to an additional $1.0 million in the form of an earnout if the net income of Dixie exceeded certain target levels in the 17-month period ended December 31, 2005, and 148,662 shares of the Company’s common stock valued at $1.5 million. The Company’s wholly-owned subsidiary, Dixie, employs the former Dixie management team. During the fiscal quarter ended September 30, 2005, the earnout target was achieved and the Company paid the former Dixie stockholders an additional $1.0 million. Consequently, goodwill related to the Dixie acquisition increased by $1.0 million.
     The acquisition of Dixie was accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of Dixie have been included in the Company’s

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005
consolidated financial statements since the date of acquisition. Identifiable intangible assets acquired included customer relationships valued at $57 thousand, which are being amortized on a straight-line basis over their estimated useful lives of 10 years, and contractual backlog valued at $10 thousand, which was amortized on a straight-line basis over its estimated useful life of 3 months. The purchase price was allocated to assets acquired, which included the identifiable intangible assets, and liabilities assumed, based on their respective estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill in the amount of $4.1 million.
     On December 10, 2004, the Company completed its acquisition of all of the outstanding capital stock of OTS. OTS is a supplier of soft goods and sporting goods equipment in the State of Florida. The Company paid the former OTS stockholders a total of approximately $3.7 million, which consisted of $1.8 million in cash, $100 thousand in a promissory note, and 83,126 shares of the Company’s common stock valued at $1.2 million, which was based on the average closing price of the Company’s common stock three days before and three days after the date the acquisition was announced. The Company also paid certain liabilities of OTS at closing in the approximate amount of $600 thousand. The Company entered into a lease with McWeeney Smith Partnership (the “Partnership”) for its 12 thousand square foot warehouse and distribution facility in Sanford, Florida. The former OTS stockholders are partners in the Partnership. The term of the lease runs through June 2010, and the monthly rental rate is approximately $6,400. The Company’s wholly owned subsidiary, OTS, employs the former OTS management team.
     The acquisition of OTS was accounted for using the purchase method of accounting, and accordingly, the net assets and results of operations of OTS have been included in the Company’s consolidated financial statements since the date of acquisition. Identifiable intangible assets acquired included customer relationships valued at $363 thousand, which are being amortized on a double declining value basis over their estimated useful lives of 10 years, and contractual backlog valued at $13 thousand, which was amortized on a straight-line basis over an estimated useful life of 3 months. The purchase price was allocated to assets acquired, which includes the identifiable intangible assets, and liabilities assumed based on their respective estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill in the amount of $3.0 million.
     On May 11, 2005, the Company completed its acquisition of all of the outstanding capital stock of Salkeld. Salkeld is a supplier of soft goods and sporting goods equipment in the State of Illinois. The Company paid the former Salkeld stockholders total consideration of approximately $2.9 million, exclusive of transaction related costs, which consisted of approximately $2.5 million in cash and $230 thousand in promissory notes. The Company also paid certain liabilities of Salkeld at closing in the amount of approximately $126 thousand. In addition, the Company agreed to pay the former Salkeld stockholders up to an additional $1.1 million in the form of an earnout if Salkeld’s gross profit exceeded a certain target level during the 12-month period ending April 30, 2006. The earnout target was achieved in February 2006 and two-thirds of the $1.1 million earnout were paid in cash and one-third by the issuance of 33,213 shares of the Company’s common stock. The Company’s wholly owned subsidiary, Salkeld, employs the former Salkeld management team.
     The acquisition of Salkeld was accounted for using the purchase method of accounting, and accordingly, the net assets and results of operations of Salkeld have been included in the Company’s consolidated financial statements since the date of acquisition. Identifiable intangible assets acquired included customer relationships valued at $433 thousand, which are being amortized on a double declining value basis over their estimated useful lives of 10 years, and contractual backlog valued at $42 thousand, which was amortized on a straight-line basis over an estimated useful life of 3 months. The purchase price was allocated to assets acquired, which includes the identifiable intangible assets, and

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005
liabilities assumed based on their respective estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill in the amount of approximately $2.8 million.
     On July 1, 2005, the Company completed the acquisition of 53.2% of the outstanding capital stock of SSG from Emerson Radio Corp and Emerson Radio (Hong Kong) Limited for $32 million in cash. SSG is a direct marketer and Business-To-Business (“B2B”) e-commerce supplier of sporting goods and physical education equipment to the institutional and youth sports market. The acquisition of 53.2% of SSG was accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of SSG have been included in the Company’s consolidated financial statements since the date of acquisition. The purchase price was allocated to assets acquired of approximately $40.5 million, plus identifiable intangible assets acquired, which included $3.2 million for non-compete agreements, $1.3 million for customer relationships, $660 thousand for a customer database, $327 thousand for significant contracts, $221 thousand for contractual backlog, $43 thousand for photo library and $14 thousand for bid database calendar, and liabilities assumed based on their respective estimated fair values of approximately $26.8 million at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill in the amount of approximately $11.9 million.
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
     On November 22, 2005, the Company announced its purchase of 1,661,900 shares of SSG, or an additional 18% of SSG’s outstanding common shares, for approximately $9.2 million in cash from an institutional holder, representing a purchase price of $5.55 per share, as well as purchased an additional 155,008 shares of SSG for $746 thousand in open market transactions at an average price of $4.81 per share. The Company’s ownership interest in SSG is currently approximately 73.2%. The purchase of these additional shares of SSG increased goodwill by approximately $4.3 million.
     On August 1, 2005, the Company completed the acquisition of substantially all of the operating assets of Team Print from Mr. Albert Messier, one of the former principal stockholders of Salkeld, for approximately $1.0 million in cash and the issuance of 53,248 shares of the Company’s common stock to Mr. Messier, which were valued at approximately $641 thousand, which was based on the average closing price of the Company’s common stock three days before and three days after the date the acquisition was announced. Team Print is an embroiderer and screen printer of sports apparel and accessories. The Company entered into a lease for a 16 thousand square foot screen print and distribution facility owned by Mr. Messier and located in Bourbonnais, Illinois. The term of the lease runs through July 2010, and the monthly rental rate is approximately $11 thousand. The Company’s wholly owned subsidiary, Salkeld, employs Mr. Messier. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill in the amount of $1.2 million.
     The Company acquired Tomark, Kesslers, Dixie, OTS, Salkeld and SSG, as well as the operating assets of Team Print after considering the historic levels of earnings achieved by the acquired companies.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005
The consideration paid was agreed upon after the Company determined the potential impact on future earnings of the integrated companies or operating assets acquired.
     For income tax purposes, only the goodwill associated with the Company’s acquisition of Kesslers, OTS and Team Print is deductible over a period of 15 years. The goodwill acquired by the Company in connection with the other acquisitions, each of which was an acquisition of stock, is not deductible for income tax purposes. Although the acquisition of OTS was an acquisition of stock, the parties to the transaction made a Section 338(h)(10) election under the Internal Revenue Code to tax the transaction as if it was an acquisition of assets.
     The following presents the unaudited pro forma results for the Company for the fiscal years ended June 30, 2006 and 2005, as if the acquisitions of Dixie (July 2004), OTS (December 2004), Salkeld (May 2005), SSG (July 2005) and Team Print (August 2005) had been consummated at July 1, 2004. The pro forma results are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of the periods presented or the results that may occur in the future.

	2006	2005
	(Unaudited, in thousands)
Net sales	$224,487	$206,534

Net income	$1,917	$3,027

Net income per share of common stock:
Basic	$0.19	$0.30

Diluted	$0.18	$0.29

     The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the respective acquisition dates with respect to the acquisitions completed during the years ended June 30, 2006 and 2005:

	2006	2005
	(In thousands)
Current assets	$29,851	$9,288
Property and equipment	9,032	438
Other assets	311	54
Intangible assets	8,391	918
Goodwill	17,408	7,886

Total assets acquired	$64,993	$18,584

Current liabilities	$10,342	$5,143
Non-current liabilities	2,867	381

Total liabilities assumed	$13,209	$5,524

4. Net Sales:
     The Company’s net sales to external customers are attributable to sales of sporting goods equipment and soft goods. The following table details the Company’s consolidated net sales by these product lines for the fiscal years ended June 30, 2006, 2005 and 2004:

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005

	2006	2005	2004
	(In thousands)
Sporting Goods Equipment	$148,610	$61,880	$34,168
Soft Goods	75,628	44,459	5,394

Net Sales	$224,238	$106,339	$39,562

5. Inventories:
     Inventories at June 30, 2006 and 2005 consisted of the following (in thousands):

	2006	2005
Raw materials	$1,893	$516
Work in progress	116	75
Finished goods	35,176	16,888

Inventories	$37,185	$17,479

6. Property and Equipment:
     Property and equipment at June 30, 2006 and 2005 consisted of the following (in thousands):

	Estimated
	Useful Lives
	(Years)	2006	2005
Office equipment	2 –10	$7,242	$496
Furniture and fixtures	2 –10	2,177	863
Warehouse and manufacturing equipment	3 – 15	1,229	551
Leasehold improvements	*	1,368	492
Vehicles	3-7	351	393
Assets under capital lease	17	475	—

Total property and equipment		12,842	2,795
Less: accumulated depreciation		(2,755)	(1,294)

Property and equipment, net		$10,087	$1,501

*	Shorter of remaining useful lives of related assets or lease term

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005
7. Intangible Assets:
     Intangible assets at June 30, 2006 and 2005 consisted of the following:

			June 30,			June 30,
			2006			2005
	Asset	Gross		Net	Gross		Net
	Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Value	Amortization	Value	Value	Amortization	Value
	(In thousands)
Amortizable intangible assets:

Trademarks	10-15	$343	$166	$177	$343	$152	$191
Non-compete agreements	10	3,200	320	2,880	—	—	—
Customer relationships	10	3,343	788	2,555	1,923	324	1,599
Contractual backlog	.25-.50	427	427	—	206	195	11
Customer database	3	660	220	440	—	—	—
Significant contracts	5	327	65	262	—	—	—
License agreements and other	3-10	292	202	90	244	182	62

Total amortizable intangible assets		$8,592	$2,188	$6,404	$2,716	$853	$1,863

Non-amortizable intangible assets:

Trademarks		$2,610	—	$2,610	—	—	—

Total non-amortizable intangible assets		$2,610	—	$2,610	—	—	—

Total intangible assets		$11,202	$2,188	$9,014	$2,716	$853	$1,863

Goodwill – June 30, 2005		$23,848
Changes in deferred tax valuation allowance (see Note 10)		(3,076)
Acquisitions (see Note 3)		19,508
Goodwill – June 30, 2006		$40,280

     Amortization expense related to intangible assets totaled approximately $1,400 thousand, $400 thousand and $300 thousand during the fiscal years ended June 30, 2006, 2005 and 2004, respectively. The aggregate estimated amortization expense for intangible assets for each of the years ending June 30 is as follows:

Year Ending June 30,	(In thousands)
2007	$1,079
2008	1,015
2009	726
2010	683
2011	617
Thereafter	2,284

Total	$6,404

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005
8. Accrued Liabilities:
     Accrued liabilities at June 30, 2006 and 2005 included the following (in thousands):

	2006	2005
Accrued compensation and benefits	$2,032	$636
Customer deposits	1,105	421
Taxes other than income taxes	964	166
Gift certificates	691	18
Other	1,104	484

Total accrued liabilities	$5,896	$1,725

9. Long-Term Debt and Line of Credit:
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
     The Notes are governed by the Indenture dated as of November 26, 2004, between the Company and The Bank of New York Trust Company N.A., as trustee (the “Indenture”). The Indenture provides, among other things, that the Notes will bear interest of 5.75% per year, payable semi-annually, and will be convertible at the option of the holder of the Notes into the Company’s common stock at a conversion rate of 68.2594 shares per $1 thousand principal amount of Notes, subject to certain adjustments. This is equivalent to a conversion price of approximately $14.65 per share. On or after December 31, 2005, the Company may redeem the Notes, in whole or in part, at the redemption price, which is 100% of the principal amount, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the redemption date only if the closing price of the Company’s common stock exceeds 150% of the conversion price for at least 20 trading days in any consecutive 30-day trading period. If the Company calls the Notes for redemption on or before December 10, 2007, the Company will be required to make an additional payment in cash in an amount equal to $172.50 per one thousand principal amount of the Notes, less the amount of any interest actually paid on the Notes before the redemption date. In addition, upon the occurrence of a change in control of the Company, holders may require the Company to purchase all or a portion of the Notes in cash at a price equal to 100% of the principal amount of Notes to be repurchased, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the repurchase date, plus the make whole premium, if applicable.
     In connection with the completion of the sale of the Notes, on November 26, 2004, the Company entered into a registration rights agreement with Thomas Weisel (the “Registration Rights Agreement”). Under the terms of the Registration Rights Agreement, the Company was required to file a registration statement on Form S-3 (the “Registration Statement”) with the SEC for the registration of the Notes and the shares issuable upon conversion of the Notes. On February 28, 2006, the SEC declared effective the Registration Statement.
     The Company’s principal external source of liquidity is its new senior secured credit facility (the “Credit Facility”) with Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services,

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005
Inc. (“MLBFS”), individually as a lender, as administrative agent, sole book runner and sole lead manager (“Merrill Lynch”), which is collateralized by all of the assets of the Company and its wholly-owned subsidiaries. On June 29, 2006, the Company terminated its existing credit facility with MLBFS and entered into the Credit Facility. The terminated facility consisted of a $20 million revolving credit facility that was set to expire on September 30, 2006. Total availability under the old credit facility was determined by a borrowing formula based on 80% of eligible trade receivables and 50% of eligible inventories, but not to exceed $20 million. Interest under the old credit facility accrued at the rate of 1.75% plus the one-month London Inter-Bank Offered Rate (“LIBOR”) and the Company was obligated to pay an unused line fee of .375% per annum. The old credit facility contained customary covenants and required the Company to maintain certain financial ratios pertaining to its fixed charges and total debt to total net worth and earnings before interest, taxes, depreciation and amortization (“EBITDA”).
     The Credit Facility establishes a commitment to the Company to provide up to $45.0 million in the aggregate of loans and other financial accommodations consisting of (a) a three year senior secured loan in the aggregate principal amount of $10.0 million (the “Term Loan”) and (b) a three year senior secured revolving credit facility in an aggregate principal amount of $20.0 million, which upon the approval of Merrill Lynch may be increased by up to $15.0 million to consummate certain permitted acquisitions (the “Revolving Facility” and, together with the Term Loan, the “Senior Secured Credit Facility”). The Revolving Facility includes a sub-limit of up to an aggregate amount of $4.0 million in letters of credit and an accordion feature, which at the Company’s option and subject to Merrill Lynch’s approval would increase the aggregate amount of the Revolving Facility by $10.0 million.
     Total availability under the Revolving Facility is determined by a borrowing formula based on eligible trade receivables and inventories that provides for borrowings against up to 85% of the Company’s eligible trade receivables and 50% of the Company’s eligible inventories, not to exceed the total availability under the Revolving Facility. As of June 30, 2006, the Company had approximately $10.0 million outstanding under the Term Loan and approximately $4.0 million outstanding under the Revolving Facility, thereby leaving the Company with approximately $9.0 million of availability under the terms of the borrowing base formula of the Revolving Facility.
     All borrowings under the Senior Secured Credit Facility will bear interest at either (a) LIBOR plus a spread ranging from 1.50% to 2.25%, with the amount of the spread at any time based on the Company’s ratio of total debt, excluding sub-debt, to the Company’s EBITDA on a trailing 12-month basis (the “Senior Leverage Ratio”), or (b) an alternative base rate equal to the higher of (i) the Federal Funds Rate plus 0.50% or (ii) the Merrill Lynch prime rate, plus an additional spread ranging from 0.00% to 0.75%, with the amount of the spread at any time based on the Company’s Senior Leverage Ratio on a trailing 12-month basis. Until January 1, 2007, the interest rate spreads will be 1.75% for LIBOR loans and 0.25% for base rate loans. The effective interest rates on borrowings under the Credit Facility at June 30, 2006, was 8.5%.
     The Senior Secured Credit Facility includes covenants that the Company maintain certain financial ratios on a trailing 12-month basis. The Company’s Senior Leverage Ratio on a trailing 12-month basis may not exceed 2.50 to 1.0 and its ratio of EBITDA to the sum of the Company’s fixed charges (interest expense, taxes, cash dividends and scheduled principal payments) on a trailing 12-month basis (the “Fixed Charge Coverage Ratio”) must be at least 1.10 to 1.0, and after the Revolving Facility has been increased by up to $15 million to consummate permitted acquisitions, the Fixed Charge Coverage Ratio must be at least 1.20 to 1.0.
     The Senior Secured Credit Facility is guaranteed by each of the Company’s wholly-owned subsidiaries and is secured by, among other things, a pledge of all of the issued and outstanding shares of stock of each of the Company’s wholly-owned subsidiaries and a first priority perfected security interest on all of the assets of the Company and each of its wholly-owned subsidiaries.
     The Senior Secured Credit Facility contains customary representations, warranties and covenants (affirmative and negative) and the Senior Secured Credit Facility is subject to customary rights of the lenders and the administrative agent upon the occurrence and during the continuance of an event of default, including, under certain circumstances, the right to accelerate payment of the loans made under the Senior Secured Credit Facility and the right to charge a default rate of interest on amounts outstanding

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005
under the Senior Secured Credit Facility.
     The Company was in compliance with all of its financial covenants under the Senior Secured Credit Facility at June 30, 2006. The Notes are subordinated in right of payment to the prior payment in full, in cash, of all amounts payable under the Senior Secured Credit Facility.
     SSG, the Company’s 73.2% majority owned subsidiary, has its own revolving line of credit with Wachovia Capital Finance (the “SSG Credit Facility”), which is collateralized by all of SSG’s assets. The total availability under the SSG Credit Facility may not exceed the lesser of $20 million or a borrowing base formula based on specified percentages of eligible accounts receivable and inventories. The SSG Credit Facility expires on October 31, 2007. Under the terms of the SSG Credit Facility, SSG is required to maintain certain net worth levels and as of June 30, 2006, was in compliance with those requirements. In addition, SSG is restricted under the terms of the SSG Credit Facility from, among other things, paying cash dividends and entering into certain transactions without its lender’s prior approval. As of June 30, 2006, SSG had no borrowings outstanding under the SSG Credit Facility, with approximately $16.7 million of availability. SSG was in compliance with all of its financial covenants under the SSG Credit Facility as of June 30, 2006. The Company does not have any obligations under the SSG Credit Facility and is not a guarantor of that facility.
     On July 26, 2004, the Company issued promissory notes to the former stockholders of Dixie in the aggregate amount of $500 thousand. Payments of principal are paid monthly and interest accrues at the rate of 4% per annum on any past due principal amount of the notes. The notes mature on July 31, 2009. Principal payments made in the fiscal year ended June 30, 2006 were $90 thousand and the remaining principal payments of $294 thousand are due through the fiscal year ending June 30, 2010.
     On May 11, 2005, the Company issued promissory notes to the former stockholders of Salkeld in the aggregate amount of $230 thousand. Payments of principal are paid monthly and interest accrues at the rate of 4% per annum on any past due principal amount of the notes. The notes mature on April 30, 2007. Principal payments made in the fiscal year ended June 30, 2006, were $115 thousand, and the remaining principal payments of $96 thousand are due through the fiscal year ending June 30, 2007.
     Future payments on long-term debt are as follows:

Year Ending June 30,	(In thousands)
2007	$2,210
2008	2,121
2009	10,110
2010	50,053
Thereafter	—

Total future payments	$64,494

10. Income Taxes:
     The Company accounts for income taxes under SFAS No. 109. Deferred income tax assets and liabilities are determined based upon the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows (in thousands):

	2006	2005
Deferred tax assets attributed to:
Accounts receivable	$552	$453
Inventories	1,544	395
Net operating loss carry-forwards	5,541	106
Compensation accruals	49	49
Accrued insurance	178	—
Prepaid advertising expenses	79	—
Tax credits	652	—
Accrued expenses	235	42
Other	34	9

Total deferred tax assets	8,864	1,054
Less valuation allowance	(3,083)	—

Total deferred tax assets	5,781	1,054

Deferred tax liabilities attributed to:
Property and equipment	(1,838)	(222)
Intangible assets	(1,418)	(757)
Other	(18)	—

Total deferred tax liabilities	(3,274)	(979)

Net deferred taxes	$2,507	$75

     Deferred tax assets and liabilities at June 30, 2006 and 2005 are as follows (in thousands):

	2006	2005
Current deferred tax asset	$2,625	$775
Non-current deferred tax asset	6,239	—
Current deferred tax liability	(15)	—
Non-current deferred tax liability	(3,259)	(700)
Less valuation allowance	(3,083)	—

Balance at end of period	$2,507	$75

     The components of the income tax provision (benefit) are as follows (in thousands):

	2006	2005	2004
Federal
Current	$510	$1,999	$1,214
Deferred	925	(132)	(289)
State
Current	33	469	264
Deferred	135	(39)	(27)

Total provision for income taxes	$1,603	$2,297	$1,162

     Following is a reconciliation of income taxes at the federal statutory rate to income tax provision for the years ended June 30, 2006, 2005 and 2004 (in thousands):

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005

	2006	2005	2004
Tax expense at the federal statutory rate	$1,396	$2,005	$964
State income taxes, net of federal benefit	77	284	211
Alternative minimum tax	144	—	—
Other	(14)	8	(13)

Income tax provision	$1,603	$2,297	$1,162

     The Company has available at June 30, 2006, unused net operating loss carry forwards of approximately $14,227 thousand that may be applied against future taxable income. The net operating loss carry forwards will expire in various years from 2012 through 2023. In conjunction with the acquisition of SSG, the Company acquired net operating loss carryforwards of $14,227 thousand and tax credits of $652 thousand. At the date of acquisition of SSG, a valuation allowance of approximately $6.2 million was initially recorded. During fiscal 2006, SSG was profitable and approximately $1.2 million of this valuation allowance was used. Due to the profits from SSG in fiscal 2006, the Company reassessed its ability to utilize the acquired net operating loss carryforwards and, accordingly, reduced the valuation allowance by approximately $1.9 million at June 30, 2006. The reduction of this valuation allowance reduced goodwill. Because of limitations of their use due to the change of control of stock of SSG and the collective weight of negative evidence as to the likelihood of the utilization of these acquired tax assets, the Company has provided a partial valuation allowance of approximately $3.1 million on these acquired tax assets. When the valuation allowances are used, if at all, goodwill recorded at the acquisition date will be reduced.
11. Related Party Transactions:
     During the years ended June 30, 2006, 2005 and 2004, the Company paid approximately $137 thousand, $137 thousand and $34 thousand, respectively, in rent for the Kesslers facility located in Richmond, Indiana. This location is owned by RPD Services, Inc., an Indiana corporation f/k/a Kesslers Sport Shop, Inc., from which the Company acquired substantially all of its operating assets in April 2004. Bob Dickman, Phil Dickman and Dan Dickman, all of whom are employed by the Company’s wholly-owned subsidiary, Kesslers, own RPD Services, Inc. The lease term for the facility expires in March 2009.
     During the years ended June 30, 2006 and 2005, the Company paid approximately $77 thousand and $43 thousand, respectively, in rent for the OTS facility located in Sanford, Florida. This location is owned by McWeeney Smith Partnership, a Florida general partnership, and is controlled by the former stockholders of OTS, from which the Company acquired all of the outstanding capital stock in December 2004. The former OTS stockholders are employed by the Company’s wholly-owned subsidiary, OTS. The lease term for the facility expires in June 2010.
     During the year ended June 30, 2006, the Company paid approximately $116 thousand in rent for the Team Print facility located in Bourbonnais, Illinois. This location is owned by Albert A. Messier, a former Salkeld stockholder and the former owner of the Team Print business. Mr. Messier is employed by the Company’s wholly-owned subsidiary, Salkeld. The lease term for the facility expires in July 2010.
     During the year ended June 30, 2006, the Company paid approximately $58 thousand in rent to SSG, its 73.2% majority owned subsidiary, for additional office and warehouse storage space in SSG’s Dallas, Texas facilities and $132 thousand for other management services. On August 14, 2006, the Company entered into a Services Agreement with SSG. Under the terms of the Services Agreement, SSG will provide the Company with additional warehouse storage and office space at SSG’s Dallas, Texas facilities, as well as provide the Company and its wholly-owned subsidiaries with various payroll processing, human resource and risk management services. Prior to August 14, 2006, services provided to the Company by SSG were on a month-to-month basis. The effects of these transactions are eliminated in the consolidation of subsidiary results of operations.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005
12. Stock Options and Warrants:
     On December 11, 1998, the Company’s stockholders approved a stock option plan, (the “1998 Collegiate Pacific Inc. Stock Option Plan”). This plan authorized the Company’s Board of Directors to grant employees, directors and consultants of the Company up to an aggregate of 400,000 shares of the Company’s common stock, $0.01 par value per share. The options vest in full upon the employee’s one-year anniversary date of employment with the Company or the award date if the employee has been employed for at least one year on the grant date. The number of shares available under the 1998 Collegiate Pacific Inc. Stock Option Plan was increased to 1,000,000 upon approval by the Company’s stockholders on March 20, 2001, and increased to 1,500,000 upon approval by the Company’s stockholders on January 15, 2004. The remaining outstanding options expire at various dates through June 2015. There are 5,300 options available for grant under the 1998 Collegiate Pacific Inc. Stock Option Plan.
     Prior to fiscal 2006, the Company accounted for its stock options under the recognition and measurement provisions of APB 25. Effective July 1, 2005, the Company adopted the provisions of SFAS 123(R) and selected the modified prospective method to initially report stock-based compensation amounts in the consolidated financial statements. The Company is currently using the Black-Scholes option pricing model to determine the fair value of all option grants.
     For the fiscal year ended June 30, 2006, the Company recorded approximately $60 thousand for stock-based compensation expense related to the vesting of stock options previously granted. The Company recorded this amount in selling, general and administrative expenses. The financial statement impact of recording approximately $60 thousand of stock-based compensation expense in the fiscal year ended June 30, 2006 is as follows (in thousands):

Income from continuing operations	$60
Income before income taxes	$60
Net income	$36
Net income per common share — basic	$0.00
Net income per common share — diluted	$0.00
Cash flows from operating activities	$60
Cash flows from financing activities	$—
     At June 30, 2006, there was no unrecognized compensation costs related to unvested stock options remaining to be recognized. There were no excess tax benefits from the exercise of stock options during the twelve months ended June 30, 2006, 2005 and 2004.
     A summary of the Company’s stock option activity for the three fiscal years ended June 30, 2006 is as follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding at July 1, 2003	772,900	$5.25
Granted	300,000	9.31
Exercised	(213,800)	4.49
Forfeited or cancelled	(1,000)	6.08
Outstanding at June 30, 2004	858,100	6.85

Granted	406,300	11.54
Exercised	(89,850)	5.65
Forfeited or cancelled	(4,000)	9.29

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005

		Weighted
		Average
	Options	Exercise Price
Outstanding at June 30, 2005	1,170,550	8.56

Granted	0	—
Exercised	(22,950)	8.06
Forfeited or cancelled	(3,000)	9.29

Outstanding at June 30, 2006	1,144,600	$8.56

Exercisable at June 30, 2004	683,100	$6.21

Exercisable at June 30, 2005	992,550	$8.44

Exercisable at June 30, 2006	1,144,600	$8.56

     The Company utilized the following assumptions in calculating the estimated fair value of each stock option grant on the date of grant using the Black-Scholes option-pricing model:

	2005	2004
Expected volatility	34–35%	33%
Risk-free interest rate	3.41–3.99%	3.58%
Dividend yield	0.90–1.10%	1.5%
Expected lives	5 years	5 years
     The weighted average fair value of options granted in the fiscal years ended June 30, 2005 and 2004 was $3.73 and $2.84 per share, respectively. There were no options granted in the fiscal year ended June 30, 2006.
     The total intrinsic value of options exercised in the fiscal years ended June 30, 2006, 2005 and 2004 was approximately $68 thousand, $491 thousand, and $1,082 thousand, respectively. The total fair value of options vested during the fiscal years ended June 30, 2006, 2005 and 2004 was approximately $60 thousand, $1,867 thousand and $442 thousand, respectively. The total intrinsic value of unexercised options at June 30, 2006, was approximately $3,111 thousand.
     The following table summarizes additional information about stock options at June 30, 2006:

	Outstanding			Exercisable
		Weighted				Weighted
		Average				Average
		Remaining	Weighted		Weighted	Remaining
		Contractual	Average		Average	Contractual
		Life	Exercise		Exercise	Life
Exercise price	Shares	(In Years)	Price	Shares	Price	(In Years)
$3.89 - $4.81	120,500	4.9	$3.91	120,500	$3.91	4.9
$4.90 - $6.13	319,250	4.6	$5.85	319,250	$5.85	4.6
$9.38	31,500	2.5	$9.38	31,500	$9.38	2.5
$8.73 - $9.73	466,350	8.0	$9.30	466,350	$9.30	8.0
$10.70 - $14.34	207,000	8.5	$13.68	207,000	$13.68	8.5

	1,144,600			1,144,600

     On April 14, 2004, the Company announced its Board of Directors had unanimously authorized the Company to call for cancellation effective as of May 21, 2004, all outstanding warrants. On May 26, 2000, each record holder of the Company’s common stock received a special dividend from the

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005
Company of one warrant for each share of common stock owned by the record holder. The Company issued the warrants pursuant to a warrant agreement between the Company and Continental Stock Transfer and Trust Company, Inc. Each warrant entitled the holder to purchase from the Company, for cash, one share of common stock at $5.00 per share. The total number of warrants issued was 4,244,607. Of the warrants that were originally issued, 4,199,599 were exercised and 45,008 were cancelled, which required the Company to pay those former holders a total of approximately $2,250 upon cancellation.
13. Leases:
     The Company leases office and warehouse facilities under the terms of operating leases, which expire at various dates through December 2010. Rent expense for the fiscal years ended June 30, 2006, 2005 and 2004 was approximately $3,093 thousand, $1,513 thousand and $581 thousand, respectively.
     Future minimum lease commitments on all operating leases with terms in excess of one year are as follows:

Year Ending June 30,
(In thousands)
2007	$3,089
2008	2,716
2009	2,126
2010	1,375
2011	553
Thereafter	—

Total minimum future lease payments	$9,859

14. Income Per Share:
     The table below outlines the determination of the number of diluted shares of common stock used in the calculation of diluted earnings per share as well as the calculation of diluted earnings per share for the periods presented:

	2006	2005	2004
	(In thousands except share
	and per share data)
Determination of diluted number of shares:
Average common shares outstanding	10,182,428	10,031,314	6,324,950
Assumed conversion of dilutive stock options and warrants	216,702	247,871	1,246,960
Assumed conversion of subordinated debentures	—	—	—

Diluted average common shares outstanding (b)	10,399,130	10,279,185	7,571,910

Calculation of diluted earnings per share:
Net income	$1,896	$3,601	$1,673

Add: interest component on assumed conversion of subordinated debentures, net of taxes	—	—	—

Net income, adjusted (a)	$1,896	$3,601	$1,673

Diluted earnings per share (a/b)	$0.18	$0.35	$0.22

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005
     The impact of SSG’s issuance of its common stock to parties other than CPI has been reflected in the above earnings per share calculations.
     For the fiscal years ended June 30, 2006, 2005 and 2004, stock options and warrants of 433,900, 150,975 and 1,246,960 shares, respectively, were excluded in the computations of diluted income per share because their effect was antidilutive. During the fiscal years ended June 30, 2006 and 2005, the assumed conversion of 3,412,969 shares from the convertible senior subordinated notes was antidilutive.
15. Quarterly Operating Data (unaudited):

	Quarter
	First	Second	Third	Fourth	Year
	(In thousands except per share data)
	(Unaudited)
Fiscal 2006:
Net sales	$65,275	$46,401	$59,418	$53,144	$224,238
Gross profit	21,314	15,143	20,997	17,625	75,079
Net income (loss)	$2,575	$(971)	$1,232	$(940)	$1,896

Earnings (loss) per share:
Basic	$0.25	$(0.10)	$0.12	$(.09)	$0.19

Diluted	$0.22	$(0.10)	$0.12	$(.09)	$0.18

Cash dividend per share	$0.025	$0.025	$0.025	$0.025	$0.10

Stock prices:
High	$12.68	$11.60	$10.85	$11.19	$12.68
Low	$10.30	$8.71	$9.12	$9.76	$8.71

	Quarter
	First	Second	Third	Fourth	Year
	(In thousands except per share data)
	(Unaudited)
Fiscal 2005:
Net sales	$27,710	$23,795	$27,018	$27,816	$106,339
Gross profit	9,127	7,910	9,474	9,443	35,954
Net income	$1,877	$581	$788	$355	$3,601

Earnings per share:
Basic	$0.19	$0.06	$0.08	$0.03	$0.36

Diluted	$0.19	$0.06	$0.08	$0.02	$0.35

Cash dividend per share	$0.025	$0.025	$0.025	$0.025	$0.10

Stock prices:
High	$11.39	$14.75	$14.23	$11.40	$14.75
Low	$8.45	$9.60	$10.70	$8.73	$8.45
16. Employee Benefit Plan
     The Company implemented an employee savings plan (the “plan”) during fiscal 2005 pursuant to Section 401(k) of the Internal Revenue Code. All employees who have been credited with at least 520 hours of service are eligible to participate in the plan. Employees may elect to contribute to the plan through payroll deductions in an amount not to exceed the amount permitted under the Internal Revenue Code. The Company has the discretion to make matching contributions on behalf of the participants.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005
Employees are fully vested in their contributions. Company contributions are not vested until after completion of two years of service. Thereafter, contributions vest at a rate of 20% per year on each participant’s anniversary date in the plan if the participant has completed 1,000 hours of service with the Company as of such date. During fiscal 2006 and 2005, the Company did not contribute to the plan.
     SSG established a defined contribution profit sharing plan (the “SSG plan”) for the benefit of eligible employees effective June 1, 1993. All employees with 90 days of service and who have attained the age of 21 are eligible to participate in the SSG plan. Employees may contribute up to 20% of their compensation, subject to certain limitations, which qualifies under the compensation deferral provisions of Section 401(k) of the Internal Revenue Code.
     The SSG plan contains provisions that allow it to make discretionary contributions during each plan year. SSG did not make contributions for the fiscal year ended June 30, 2006.
17. Legal Proceedings:
     On October 5, 2005, two stockholders of SSG, Martin Kleinbart and William Stahl, each filed a separate lawsuit in the Court of Chancery of the State of Delaware in and for New Castle County against the Company, including the Company’s Chairman and Chief Executive Officer, Michael J. Blumenfeld, SSG and certain former members of SSG’s board of directors. The plaintiffs filed the lawsuits as a class action on behalf of the public stockholders of SSG in connection with the September 8, 2005, Agreement and Plan of Merger pursuant to which the Company was to have acquired the remaining outstanding capital stock of SSG that it did not already own at that time. On November 22, 2005, for reasons unrelated to the pending lawsuit, the Company and SSG entered into a Termination Agreement, dated November 22, 2005, which terminated the Agreement and Plan of Merger. The lawsuits alleged the consideration to be paid to the public shareholders of SSG was inadequate and that the defendants breached certain fiduciary duties owed to the SSG public stockholders. On July 2, 2006, the plaintiffs voluntarily dismissed the lawsuits.
     On December 15, 2005, a stockholder of SSG, Jeffrey S. Abraham, as Trustee of the Law Offices of Jeffrey S. Abraham Money Purchase Plan, dated December 31, 1999, f/b/o Jeffrey S. Abraham, filed a lawsuit in the Court of Chancery of the State of Delaware in and for New Castle County against Emerson Radio Corp., Geoffrey P. Jurick, Arthur J. Coerver, Harvey Rothenberg, the Company and Michael J. Blumenfeld. The plaintiff filed the lawsuit as a class action on behalf of the public stockholders of SSG in connection with the September 8, 2005, Agreement and Plan of Merger pursuant to which the Company was to have acquired the remaining shares of the outstanding capital stock of SSG that it did not already own and the Company’s subsequent acquisition of an additional 1.66 million shares of SSG for approximately $9.2 million cash from an institutional stockholder. The lawsuit alleges the defendants breached certain fiduciary duties owed to SSG’s stockholders and the Company was unjustly enriched from its use of certain SSG assets. The Company believes the claims asserted by the plaintiff are without merit and the purported derivative lawsuit is defective.
     On July 14, 2006, Costa Brava Partnership III L.P., Greenwood Capital L.P., and Greenwood Investors, L.P., each a stockholder of SSG, filed a lawsuit in the Court of Chancery of the State of Delaware in and for New Castle County, against the Company and Geoffrey P. Jurick, Thomas P. Triechler, Peter Bunger, and Terrence Babilla. The lawsuit alleges that the individual defendants breached their fiduciary duties to SSG’s stockholders by improperly diverting the Company’s interest in a merger transaction with all SSG stockholders into a separate stock-purchase transaction that only benefited one SSG stockholder, Emerson Radio Corp. The lawsuit also alleges the Company knowingly aided and abetted the alleged breaches of fiduciary duty in order to obtain control of SSG. The Company

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005
believes the claims asserted by the plaintiff are without merit.
     The Company is a party to various other litigation matters, in most cases involving ordinary and routine claims incidental to the Company’s business. The Company cannot estimate with certainty the ultimate legal and financial liability with respect to such pending litigation matters. However, the Company believes, based on an examination of such matters, that the ultimate liability will not have a material adverse effect on the financial position, results of operations or cash flows.
18. Subsequent Events (unaudited):
     On September 21, 2006, the Company announced it had entered into an Agreement and Plan of Merger pursuant to which the Company will acquire the remaining 26.8% of the capital stock of SSG that it does not already own for approximately $24 million. Under the terms of the merger agreement, a wholly-owned subsidiary of the Company will be merged with and into SSG, with SSG as the surviving corporation. Except for shares of SSG common stock held by the Company, any subsidiary of the Company or any dissenting shareholder, each issued and outstanding share of SSG’s common stock will be converted into the right to receive $8.80 in cash, without interest.
     The merger requires the approval of the stockholders of SSG. Collegiate Pacific, which controls 73.2% of SSG’s voting power, has agreed to vote its shares of SSG in favor of the merger at the SSG meeting of stockholders. The merger is also conditional, among other things, on the Company entering into a new credit facility with Merrill Lynch to finance the transaction.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.
ITEM 9A. CONTROLS AND PROCEDURES.
          (a) Evaluation of Disclosure Controls and Procedures. An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer “(CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in §240.13a–15(e) or §240.15d–15(e) of the General Rules and Regulations of the Securities Exchange Act of 1934, as amended (the “1934 Act”) as of the end of the period covered by this Annual Report. Based on that evaluation, management, including the CEO and CFO, has concluded that, as of June 30, 2006, the Company’s disclosure controls and procedures were effective.
          (b) Changes in Internal Controls Over Financial Reporting. Collegiate Pacific’s management, with the participation of Collegiate Pacific’s CEO and CFO, has evaluated whether any change in Collegiate Pacific’s internal control over financial reporting occurred during the fourth quarter of fiscal 2006. Based on that evaluation, management including the CEO and CFO, has concluded that there has been no change in Collegiate Pacific’s internal control over financial reporting during the fourth quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
     None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Michael J. Blumenfeld Age: 60 Director since February 1998 No Board Committees	Mr. Blumenfeld has served as the Company’s Chairman of the Board and Chief Executive Officer since February 1998. Mr. Blumenfeld served as President of the Company from February 1998 to January 2000. From July 1997 until February 1998, Mr. Blumenfeld served as President and Chief Executive Officer of Collegiate Pacific, Inc., a Texas corporation, that sold all of its assets to the Company in February 1998. From 1992 until November 1996, Mr. Blumenfeld served as Chairman of the Board and Chief Executive Officer of Sport Supply Group, Inc., a company engaged in the direct mail marketing of sports related equipment. Mr. Blumenfeld is Adam Blumenfeld’s father.

Adam Blumenfeld Age: 36 Director since January 2000 No Board Committees	Mr. Blumenfeld is the Company’s President and has served in that capacity since joining the Company in January 2000. From January 1998 through December 1999, Mr. Blumenfeld was Vice President of Sales and Marketing of Sport Supply Group, Inc., a company engaged in the direct mail marketing of sports related equipment. Mr. Blumenfeld’s other positions with Sport Supply Group included Vice President of Youth Sales from January 1995 to January 1998, and Director of Youth Sales from August 1993 to December 1994. Mr. Blumenfeld is Michael Blumenfeld’s son.

Jeff Davidowitz Age: 50 Director since June 1998 Board Committees: Audit, Nominating and Stock Option	Mr. Davidowitz is the President of Penn Footwear, a private investment company, and has served in that capacity since 1991. Mr. Davidowitz is independent, as defined in Section 121(A) of the listing standards of the American Stock Exchange.

William H. Watkins, Jr. Age: 65 Director since February 1998 Board Committees: Audit, Nominating and Stock Option	Mr. Watkins is a partner in the public accounting firm of Watkins Uiberall, PLLC, CPAs and has served in that capacity since 1971. Since 1994, Mr. Watkins has also served as a member of the Tennessee Board of Regents and as the Chairman of the Board of Regent’s Audit Committee. Form July 2001 to June 2005, he served as Chairman of the Board of Regent’s Finance and Administration Committee and Chairman of Finance and Administration from July 2001 to June 2005. From July 2003 to June 2005, he has also served as the Chairman of the Board of BKR International’s Americas region. The Company’s Board has previously determined that Mr. Watkins is an “audit committee financial expert,” as such term is defined in Item 401(h)(ii) of Regulation S-K promulgated under the Exchange Act and is independent, as defined in Section 121(A) of the listing standards of the American Stock Exchange.

Robert W. Hampton Age: 59 Director since March 2001 Board Committees: Audit, Nominating and Stock Option	Mr. Hampton is Chief Executive Officer of Jones MediaAmerica, Inc., President of Jones Radio Networks, Inc., and Group Vice-President of Jones International, Ltd. Since 1985, Mr. Hampton has held various executive positions at Jones International, Ltd., a holding company whose subsidiaries have conducted business in several areas including cable television, radio, advertising sales representation, education and software development. Prior to joining Jones International, Ltd., Mr. Hampton held various management positions at Xerox Corporation. Mr. Hampton is independent, as defined in Section 121(A) of the listing standards of the American Stock Exchange.

Information Concerning Executive Officers

Background information about the Company’s executive officers who are not directors is set forth below:

Arthur J. Coerver Age: 63	Mr. Coerver is the Company’s Chief Operating Officer and has served in that capacity since joining the Company in February 1998. From 1991 through 1997, Mr. Coerver was Vice President of Sales and Marketing of Sport Supply Group, Inc., a company engaged in the direct mail marketing of sports related equipment.

Harvey Rothenberg Age: 64	Mr. Rothenberg has served as the Company’s Vice President of Marketing and served in that capacity since February 1998. From 1977 to 1998, Mr. Rothenberg served as Vice President of Sales for Sport Supply Group, Inc., a company engaged in the direct mail marketing of sports related equipment.

William R. Estill Age 57	Mr. Estill has served as the Company’s Chief Financial Officer, Treasurer and Secretary since July 1999. From December 1997 to February 1999, Mr. Estill served as Vice President of Finance for FWT, Inc., a manufacturer of telecommunications structures.

Tevis Martin Age 50	Mr. Martin is the Company’s Executive Vice President, U.S. Operations and has served in that capacity since July 1, 2005. From December 2004 to June 2005, Mr. Martin served as the Company’s Director, U.S. Operations. From 2000 to 2004, Mr. Martin served as a Senior Vice President of Telogy, Inc.

Kurt Hagan Age 37	Mr. Hagan is the Company’s Executive Vice President of Sales and Marketing and has served in that capacity since January 2006. From October 2004 to December 2005, Mr. Hagan served as the President and Founder of

Grill Pod, L.P. and from 1992 to 2004 as Vice President Sales/Private Label of Fossil, Inc.

Chadd H. Edlein Age 33	Mr. Edlein has served as the Company’s Vice President Corporate Development since July 1997.

Board Committees
     The Board maintains four standing committees: Audit, Nominating, Stock Option and Compensation.
     Audit Committee. The Audit Committee of the Board of Directors currently consists of, and for the full fiscal year 2006 consisted of, Messrs. Davidowitz, Hampton and Watkins, each of whom satisfies the independence requirements under the current standards imposed by the rules of the SEC and the listing standards of the American Stock Exchange. The Board had previously determined that Mr. Watkins is an “audit committee financial expert,” as such term is defined in Item 401(h) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and is independent, as defined in Section 121(A) of the listing standards of the American Stock Exchange.
     The Audit Committee functions pursuant to a written charter adopted by the Board of Directors, pursuant to which it has been granted the responsibilities and authority necessary to comply with Rule 10A-3 of the Exchange Act. You can find a copy of the Audit Committee’s charter on the Company’s website, http://www.colpac.com. The Audit Committee is appointed by the Board to assist the Board with a variety of matters described in the charter, which include monitoring (1) the integrity of the financial statements of the Company, (2) the independent auditor’s qualifications and independence, (3) the performance of the Company’s independent auditors, and (4) the compliance by the Company with legal and regulatory requirements. Mr. Watkins is the Chairman of the Audit Committee.
     Nominating Committee. The Nominating Committee of the Board of Directors currently consists of, and for the full fiscal year 2006 consisted of, Messrs. Davidowitz, Hampton and Watkins, each of whom satisfies the independence requirements under the current standards imposed by the rules of the SEC and the listing standards of the American Stock Exchange. The primary responsibilities of the Nominating Committee are to (a) determine the slate of director nominees for election to the Company’s Board of Directors and (b) identify and recommend candidates to fill vacancies occurring between annual stockholder meetings. The specific responsibilities and functions of the Nominating Committee are delineated in the Nominating Committee Charter. You can find a copy of the Nominating Committee’s charter on the Company’s website, http://www.colpac.com.
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
     The Nominating Committee does not have a formal policy regarding the consideration of director nominees recommended by stockholders, as historically the Company has not received such recommendations. However, the Nominating Committee would consider such recommendations if made in the future. Stockholders who wish to make such a recommendation should send the recommendation to Collegiate Pacific Inc., 13950 Senlac Drive, Suite 100, Dallas, Texas 75234, Attention: Corporate Secretary. The envelope must contain a clear notation that the enclosed letter is a “Director Nominee Recommendation.” The letter must identify the author as a stockholder, provide a brief summary of the candidate’s qualifications and history and must be accompanied by evidence of the sender’s stock ownership. Any director recommendations will be reviewed by the Corporate Secretary and, if deemed appropriate, forwarded to the Chairman of the Nominating Committee for further review. If the Nominating Committee believes the candidate fits the profile of a director described above, the recommendation will be shared with the entire Board.

     Compensation Committee. The Compensation Committee is responsible for determining compensation arrangements for all officers, administering our compensation plans, and making recommendations to the Board concerning compensation for our directors. Messrs. Davidowitz, Hampton and Watkins are the members of the Compensation Committee and all are independent as defined in the listing standards of the American Stock Exchange. The specific responsibilities and functions of the Compensation Committee are set forth in the Compensation Committee Charter, a copy of which is posted on the Company’s website, http://www.colpac.com.
Meetings and Attendance
     During fiscal 2006, the full Board held nine meetings, the Audit Committee and the Compensation committee each met five times and the Nominating Committee met one time. All directors attended at least 75% of the meetings of the full Board and the meetings of the committees on which they served. Directors are not required to attend annual meetings of the Company’s stockholders. Two members of the Board of Directors attended the Company’s fiscal 2006 annual meeting of stockholders.
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
Code of Ethics
     The Board of Directors adopted a Code of Ethics on September 22, 2003, that applies to all of the Company’s officers, directors and employees. You can find a copy of the Company’s Code of Ethics on the Company’s website, http://www.colpac.com.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of common stock and other equity securities of the Company with the SEC. Officers, directors and greater than 10% beneficial owners are required by SEC rules to furnish the Company with copies of all such forms they file. Based solely on a review of the copies of such forms furnished to the Company, and/or written representations that no additional forms were required, the Company believes that its officers, directors and greater than 10% beneficial owners complied with these filing requirements in fiscal 2006.

ITEM 11. EXECUTIVE COMPENSATION.
General
     This section sets forth certain information pertaining to compensation of the Chief Executive Officer and the Company’s four most highly compensated executive officers during the fiscal year ended June 30, 2006, other than the Chief Executive Officer (the “Named Executive Officers”).
     The following table presents information concerning total compensation earned by the Named Executive Officers for services rendered to Collegiate Pacific during each of the last three fiscal years. The information presented below represents all compensation earned by the Named Executive Officers for all services performed for Collegiate Pacific.
Summary Compensation Table

					Long-Term
		Annual Compensation			Compensation
	Fiscal				Stock Options
Name and Principal Positions	Year	Salary ($)		Bonus($)	(#)
Michael J. Blumenfeld	2006	375,000		—	—
Chairman of the Board and	2005	205,425		—	—
Chief Executive Officer	2004	172,000		5,590

Adam Blumenfeld	2006	375,000		—	—
President	2005	205,113		—	—
	2004	162,000		5,625	20,000

William Estill	2006	245,000		—	—
Chief Financial Officer and	2005	186,083		—	—
Secretary	2004	160,000		5,125	10,000

Tevis Martin	2006	175,000		—	—
Executive Vice President, U.S.	2005	87,500	*	—	125,000
Operations	2004	—		—	—

Kurt Hagan	2006	80,000	**	—	—
Executive Vice President, Sales	2005	—		—	—
and Marketing	2004	—		—	—

* -	Mr. Martin became the Executive Vice President, U.S. Operations on July 1, 2005. From December 2004 to June 2005, Mr. Martin served as the Company’s Director, U.S. Operations.

** -	Mr. Hagan became the Executive Vice President, Sales and Marketing on January 1, 2006.

Stock Options
     No stock option awards were granted to any Named Executive Officer during fiscal 2006.
     No stock options were exercised by any Named Executive Officers during fiscal 2006. The table below presents information concerning the fiscal year-end value of all unexercised options held by the Named Executive Officers.
Aggregated Option Exercises in Fiscal 2006 and Fiscal Year-End Option Values

	Number of Shares		Value of Unexercised
	Underlying Unexercised		In-the Money Options
	Options at Fiscal Year-End (#)		At Fiscal Year-End($)(a)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Michael J. Blumenfeld	130,000	0	$737,500	$0

Adam Blumenfeld	115,000	0	552,800	0

William Estill	50,000	0	198,800	0

Tevis Martin	125,000	0	0	0

Kurt Hagan	0	0	0	0

a -	Represents the difference between $10.75, the closing price of the common stock on June 30, 2006, and the exercise price of the options.
Change in Control Agreements
     As part of its ongoing review of the Company’s compensation programs and in recognition of the importance to the Company and its stockholders of avoiding the distraction and loss of key executive officers that may occur in connection with rumored or actual fundamental corporate changes, on June 16, 2006, the Compensation Committee of the Board of Directors of Collegiate Pacific authorized the Company to enter into a change in control agreement with each named Executive Officer.
     The Change in Control Agreement provides that so long as (a) the Company is not in default of any of its payment obligations under any of its senior debt or subordinated convertible notes at the time of the change in control and (b) the executive officer has not been terminated by the Company for cause (e.g., conviction of a felony, acts of dishonesty or breach of confidentiality) or resigned from the Company without good reason (e.g., reduction in salary or responsibilities, or mandatory relocation) prior to the six month anniversary of the change of control, each Named Executive Officer, except Messrs. Martin and Hagan, will receive a lump sum payment on the six month anniversary of the change in control in an amount equal to 2.99 times the sum of the Named Executive Officers’ then current annual base salary plus the cash bonus, if any, paid to the Named Executive Officer for the most recently completed fiscal year. The change in control payment to each of Messrs. Martin and Hagan will be subject to the same terms and conditions as the other executive officers, except the amount of their lump sum payments on the six month anniversary of the change in control will be in an amount equal to their respective then current annual base salary plus the cash bonus, if any, paid to the executive officer for the most recently completed fiscal year.
     If, however, after the occurrence of a change in control and prior to the six month anniversary thereof, the executive officer is terminated by the Company without cause or the executive resigns for good reason, the change in control payment shall be due and payable by the Company to the executive officer on the effective date of termination.
Director Compensation
     During fiscal 2006, each director of Collegiate Pacific who is not an employee of Collegiate Pacific or any of its subsidiaries received an annual retainer of $15 thousand and $500 for each meeting attended. In addition, the Chairman of the Audit Committee received an annual retainer of $4 thousand and the Chairman of the Compensation and Nominating Committee each received an annual retainer of $2 thousand. Collegiate Pacific reimburses directors for their reasonable travel and related expenses associated with attending Board and Board committee meetings.
Compensation Committee Interlocks and Insider Participation
     Mr. Hampton, Mr. Watkins and Mr. Davidowitz are not officers or employees, or former officers or employees, of Collegiate Pacific or any of its subsidiaries. No interlocking relationship exists between the members of Collegiate Pacific’s Board of Directors or the Compensation Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     The following table presents, as of September 19, 2006, information relating to the beneficial ownership of Collegiate Pacific common stock by (1) each person known to Collegiate Pacific to own beneficially more than 5% of the outstanding shares of Collegiate Pacific common stock, (2) each director of Collegiate Pacific, (3) each Named Executive Officer and (4) all executive officers and directors of Collegiate Pacific as a group.
     Unless otherwise indicated, beneficial owners listed here may be contacted at Collegiate Pacific’s corporate headquarters at 13950 Senlac Drive, Suite 100, Dallas, Texas 75234. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be the beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which that person has no economic interest. For each listed person, the number of shares of common stock and percent of class listed includes shares of common stock that may be acquired by such person upon the exercise of stock options that are or will be exercisable within 60 days of September 19, 2006.

					Total as a
			Options/Notes		Percentage of
	Number of		Exercisable	Total	Shares
	Shares		Within 60	Beneficial	Outstanding
Beneficial Owner	Owned		Days	Ownership	(if 1% or more)[a]
Skystone Advisors LLC Two International Place Suite 1800 Boston, MA 02110	1,535,800	[b]	273,037	1,808,837	17.2%

Wellington Management Company, LLP 75 State Street Boston, MA 02109	1,377,907	[c]	—	1,377,907	13.5%

Ashford Capital Management, Inc. P.O. Box 4172 Wilmington, Delaware 19807	1,010,600	[d]	—	1,010,600	9.9%

Michael J. Blumenfeld	1,528,886		130,000	1,658,886	16.0%
Adam Blumenfeld	243,100		115,000	358,100	3.5%
Jeff Davidowitz	140,302	[e]	18,500	158,802	1.6%
Tevis Martin	1,000		125,000	126,000	1.2%
William H. Watkins, Jr.	43,403	[f]	18,500	61,903	*
Robert W. Hampton	—		15,000	15,000	*
William R. Estill	2,458		50,000	52,458	*
Kurt Hagan	—		—	—	*

Directors and executive officers as a group (11 persons)	2,063,056		602,500	2,665,556	24.6%

* -	The percentage of shares beneficially owned does not exceed 1%.

a -	Based on the number of shares outstanding (10,229,160) at the close of business on September 19, 2006.

b -	Based on information filed on a Form 4/A with the SEC on July 7, 2006.

c -	Based on information filed on a Schedule 13G with the SEC on February 14, 2006.

d -	Based on information filed on a Schedule 13G with the SEC on February 8, 2006.

e -	Includes (i) 34,751 shares held by Penn Footwear Retirement Trust of which Mr. Davidowitz is a trustee, (ii) 67,551 shares held by JIBS Equities LP of which Mr. Davidowitz is a general partner, (iii) 9,000 shares held by Penn Footwear, Inc. of which Mr. Davidowitz is President and a stockholder, (iv) 4,000 shares held by Oldfield Company of which Mr. Davidowitz is President and a stockholder, (v) 10,000 shares held by DVD Partners LP of which Mr. Davidowitz is a general partner, and (vi) 10,000 shares held by 3D Partners LP of which Mr. Davidowitz is general partner.

f -	Includes 30,303 shares held in trust for the benefit of Mr. Watkins.

The table below shows information related to our equity compensation plans as of June 30, 2006:
Equity Compensation Plan Information

Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon	Weighted-Average	Future Issuance Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a)
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	1,144,600	$8.56	5,300
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	1,144,600	$8.56	5,300

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
     None.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Audit Fees
     Audit fees billed by Grant Thornton LLP for the audit of the Company’s annual financial statements included in the Company’s annual report on Form 10-K for the fiscal years ended June 30, 2006 and 2005, and Grant Thornton LLP’s review of the Company’s interim financial statements included in the Company’s Quarterly Reports on Form 10-Q during the fiscal years ended June 30, 2006 and 2005, totaled approximately $419 thousand and $115 thousand, respectively.
Audit Related Fees
     The aggregate fees billed by Grant Thornton LLP for assurance and related services that were reasonably related to the performance of the audit or review of Collegiate Pacific’s financial statements and that were not included under the heading “Audit Fees” above totaled approximately $50 thousand for fiscal 2006 and $146 thousand for fiscal 2005.
Tax Fees
     The aggregate fees billed by Grant Thornton LLP for professional services rendered for tax compliance, tax advice, and tax planning were approximately $111 thousand for fiscal 2006 and $83 thousand for fiscal 2005 and consisted primarily of preparing the Company’s federal and state income tax returns for such periods.
All Other Fees
     Grant Thornton LLP did not bill for any products or services other than the services reported under the headings “Audit Fees,” “Audit Related Fees” and “Tax Fees” above for fiscal 2006 and fiscal 2005.

Audit Committee Pre-Approval Policies
     During fiscal 2004, the Audit Committee adopted a policy governing the pre-approval of all audit and permitted non-audit services performed by the Company’s independent auditors in order to ensure the provision of such services does not impair the auditors’ independence from the Company and its management. Unless a type of service to be provided by the Company’s independent auditors has received general pre-approval, it will require specific pre-approval by the Audit Committee. Any proposed services in excess of pre-approved fee levels will require specific pre-approval by the Audit Committee. In all pre-approval instances, the Audit Committee will consider whether such services are consistent with SEC rules on auditor independence.
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
     Pursuant to its pre-approval policy, the Audit Committee may delegate its authority to grant pre-approvals to one or more of its members, and has currently delegated this authority to its Chairman. The decisions of the Chairman (or any other member(s) to whom such authority may be delegated) to grant pre-approvals must be presented to the full Audit Committee at its next scheduled meeting. The Audit Committee may not delegate its responsibilities to pre-approve services to management.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
     The following documents are filed as part of this report.
     (a-1) Financial Statements (for the three fiscal years ended June 30, 2006, unless otherwise stated):
     (a-2) Consolidated financial statement schedule:

II — Valuation and qualifying accounts	83
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes.

     (a-3) Exhibits

Exhibit
Number	Description	Location
2.1	Agreement and Plan of Merger, dated as of December 30, 2003, by and among Tomark, Inc., Collegiate Pacific Inc., BOO Merger Corp., Thomas C. White and Mark S. Harpin.	Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 23, 2004.

2.2	Asset Purchase Agreement, dated as of February 9, 2004, by and among Kesslers Team Sports, Inc., Collegiate Pacific Inc., BOO Acquisition Corp., Bob Dickman, Dan Dickman, Phil Dickman and Floyd Dickman.	Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 8, 2004.

2.3	Stock Purchase Agreement, dated as of July 23, 2004, by and among Collegiate Pacific Inc., Kenneth L. Caravati and C. Michael Caravati.	Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 10, 2004.

2.4	Stock Purchase Agreement, dated as of December 10, 2004, by and among Collegiate Pacific Inc., Barbara L. Smith, Carmine McWeeney and Michael McWeeney.	Exhibit 99.1 to the Registrant’s current Report on Form 8-K filed on December 13, 2004.

2.5	Stock Purchase Agreement, dated as of May 11, 2005, by and among Collegiate Pacific Inc., Albert A. Messier and Daniel F. Salkeld.	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2005.

2.6	Stock Purchase Agreement, dated as of July 1, 2005, by and among Collegiate Pacific Inc., Emerson Radio Corp. and Emerson Radio (Hong Kong) Limited.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 8, 2005.

2.7	Asset Purchase Agreement, dated as of August 3, 2005, by and among Collegiate Pacific Inc., Salkeld & Sons, Inc. and Albert A. Messier.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 5, 2005.

3.1	Certificate of Incorporation of the Registrant.	Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed on September 9, 1999.

Exhibit
Number	Description	Location
3.2	By-Laws of the Registrant.	Exhibit 2 to the Registrant’s Registration Statement on Form 8-A filed on September 9, 1999.

3.3	Certificate of Amendment to Certificate of Incorporation of Collegiate Pacific Inc.	Exhibit 3.10 to the Registrant’s Registration Statement on Form SB-2 (No. 333-34294) originally filed on April 7, 2000.

4.1	Specimen Certificate of Common Stock, $0.01 par value, of Collegiate Pacific Inc.	Exhibit 3 to the Registrant’s Registration Statement on Form 8-A filed on September 9, 1999.

4.2	Indenture, dated as of November 26, 2004, by and between Collegiate Pacific Inc. and The Bank of New York Trust Company N.A., as Trustee.	Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on November 29, 2004.

4.3	Form of 5.75% Convertible Senior Subordinated Note Due 2009 (included in Section 2.2 of Exhibit 4.2 to this report).	Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on November 29, 2004.

4.4	Registration Rights Agreement, dated as of November 26, 2004, by and between Collegiate Pacific Inc. and Thomas Weisel Partners LLC.	Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on November 29, 2004.

10.1	Credit Agreement, dated June 29, 2006, by and among Collegiate Pacific Inc., the financial institutions or other entities from time to time parties thereto, each as a Lender, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., individually as a Lender, as Administrative Agent, Sole Bookrunner and Sole Lead Manager.*

10.2	Amended and Restated 1998 Collegiate Pacific Inc. Stock Option Plan and form of Stock Option Agreements.	Exhibit 10.3 to the Registrant’s Annual Report on Form 10-KSB filed for the fiscal year ended June 30, 2004.

10.3	Collegiate Pacific Inc.’s 401(k) Plan, dated as of April 15, 2005.	Exhibit 10.16 to the Registrant’s Annual Report on Form 10-KSB filed for the fiscal year ended June 30, 2005.

10.4	Form of Indemnification Agreement for Collegiate Pacific directors and executive officers, dated January 27, 2006.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 31, 2006.

10.5	Executive Cash Bonus Plan, dated	Exhibit 10.1 to the Registrant’s Current

Exhibit
Number	Description	Location
	December 7, 2005.	Report on Form 8-K filed on December 12, 2005.

10.6	Director Compensation Plan, dated December 7, 2005.	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 12, 2005.

10.7	Form of Change in Control Agreement for certain officers of Collegiate Pacific, dated June 16, 2006.	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 20, 2006.

10.8	Lease Agreement, dated July 1, 1997, by and between Collegiate Pacific Inc. and The Realty Associates Fund VI, L.P.	Exhibit 10.8 to the Registrant’s Annual Report on Form 10-KSB filed for the fiscal year ended June 30, 1998.

10.9	Lease Agreement, dated April 1, 2004, by and between Collegiate Pacific Inc. and RPD Services, Inc.	Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2004.

10.10	Lease Agreement, dated May 21, 2004, by and between Tomark Sports, Inc., and Edward A. Money and Marilyn J. Money, Trustees of the Money Family Trust.	Exhibit 10.6 to the Registrant’s Annual Report on Form 10-KSB filed for the fiscal year ended June 30, 2005.

10.11	Lease Agreement, dated July 6, 1994, by and between Dixie Sporting Goods Co., Inc. and E. Carlton Wilton.	Exhibit 10.7 to the Registrant’s Annual Report on Form 10-KSB filed for the fiscal year ended June 30, 2004.

10.12	Lease Amendment and Extension, dated February 26, 2005, by and between Dixie Sporting Goods Co., Inc. and The Wilton Companies, LLC.	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended March 31, 2006.

10.13	Lease Agreement, dated December 10, 2004, by and between McWeeney Smith Partnership and CMS of Central Florida, Inc d/b/a Orlando Team Sports.	Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 2004.

10.14	Lease Agreement, dated as of August 3, 2005, by and among Salkeld & Sons, Inc. and Albert A. Messier.	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 5, 2005.

10.15	Second Amendment to Lease, dated as of February 10, 2003, by and between Collegiate Pacific Inc. and The Realty Associates Fund VI, L.P.	Exhibit 10.18 to the Registrant’s Annual Report on Form 10-KSB filed for the fiscal year ended June 30, 2005.

10.16	Amendment to License Agreement, dated as of December 21, 2000, as amended on May 1, 2005, by and among MarMark Corporation, Equilink Licensing Corporation and Sport Supply Group, Inc.	Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended September 30, 2005.

Exhibit
Number	Description	Location
10.17	Loan and Security Agreement, dated as of March 27, 2001, by and between Congress Financial Corporation (Southwest) and Sport Supply Group, Inc., as amended on October 1, 2002, June 27, 2003, November 6, 2003, December 29, 2003, February 9, 2004 and October 20, 2004.	Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended September 30, 2005.

10.18	Agreement, dated as of December 9, 1986, by and between Voit Corporation and Sport Supply Group, Inc., the successor-in-interest to BSN Corp., as amended on August 1, 2003.	Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended September 30, 2005.

10.19	Software End-User License Agreement , dated as of June 11, 1998, by and between SAP America, Inc. and Sport Supply Group, Inc., as amended on January 1, 2004.	Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended September 30, 2005.

10.20	Lease Agreement, dated as of April 25, 1994, by and between Sport Supply Group, Inc. and Prologis (successor-in-interest to APT-Cabot Texas, Inc., as successor-in-interest to Centre Development Co., Inc.), as amended on July 8, 1994, and June 10, 2004.	Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended September 30, 2005.

10.21	Lease Agreement, dated as of July 28, 1989, by and between Sport Supply Group, Inc. and Merit Investment Partners, L.P., as amended on July 13, 1998, July 31, 2000, and April 15, 2004.	Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended September 30, 2005.

10.22	Sport Supply Group, Inc. Amended and Restated Stock Option Plan, dated March 21, 1997, as amended on August 28, 2003.	Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended September 30, 2005.

10.23	Management Services Agreement, dated August 14, 2006, by and between Collegiate Pacific Inc. and Sport Supply Group, Inc.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 16, 2006.

10.24	Lease Agreement, dated as of October 1, 2004, by and between Salkeld & Sons, Inc. and First American Bank.*

10.25	Third Amendment to Lease Agreement, dated as of August 31, 2006, by and between Prologis and Sport Supply Group, Inc.*

10.26	Fourth Amendment to Lease Agreement, dated as of August 25, 2006, by and between Acquiport

Exhibit
Number	Description	Location
DFWIP, Inc. (successor-in-interest to Merit Investment Partners, L.P.) and Sport Supply Group, Inc.*

12	Ratio of Earnings to Fixed Charges*

14	Code of Ethics.	Exhibit 14 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003.

21	Subsidiaries of Collegiate Pacific Inc.*

23	Consent of Grant Thornton LLP.*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith

**	Furnished herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLLEGIATE PACIFIC INC.
September 22, 2006	By:	/s/ Michael J. Blumenfeld
Michael J. Blumenfeld,
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY
     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint Michael J. Blumenfeld and William R. Estill, and each of them, with full power of substitution and full power to act without the other, his true and lawful attorney-in-fact and agent to act for him or her in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and any subsequent amendments the Company may hereafter file with the Securities and Exchange Commission, and to file this Annual Report on Form 10-K, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in order to effectuate the same as fully, to all intents and purposes, as they, he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.
     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 22, 2006.

Signature	Capacity

/s/ Michael J. Blumenfeld Michael J. Blumenfeld	Chairman of the Board and Chief Executive Officer

/s/ Adam Blumenfeld Adam Blumenfeld	President and Director

/s/ William R. Estill	Chief Financial Officer, Secretary and Treasurer
William R. Estill	(Principal Accounting and Financial Officer)

/s/ Jeff Davidowitz Jeff Davidowitz	Director

/s/ Robert W. Hampton Robert W. Hampton	Director

/s/ William H. Watkins, Jr. William H. Watkins, Jr.	Director

COLLEGIATE PACIFIC INC.
Schedule II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Additions		Deductions
	Balance
	at	Charged		Amounts
	beginning	to costs	Charged	Charged to			Balance
	of	and	to other	reserve net of	Other		at end
	year	expenses	Accounts	reinstatements	Changes		of year
Year ended June 30, 2006
Allowance for doubtful accounts	1,042	982	—	(528)			1,496
Inventory reserve	439	2,199		(408)			2,230
Deferred tax valuation reserve	—	—	3,083	—	—		3,083

Year ended June 30, 2005
Allowance for doubtful accounts	636	574	—	(432)	264	F1	1,042
Inventory reserve	130	666		(357)			439
Deferred tax valuation reserve	—	—	—	—	—		—

Year ended June 30, 2004
Allowance for doubtful accounts	121	195		(169)	489	F1	636
Inventory reserve	71	62	—	(3)	—		130
Deferred tax valuation reserve	—	—	—	—	—		—

F1	Represents effect of business acquisitions

EXHIBIT INDEX

Exhibit
Number	Description	Location
2.1	Agreement and Plan of Merger, dated as of December 30, 2003, by and among Tomark, Inc., Collegiate Pacific Inc., BOO Merger Corp., Thomas C. White and Mark S. Harpin.	Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 23, 2004.

2.2	Asset Purchase Agreement, dated as of February 9, 2004, by and among Kesslers Team Sports, Inc., Collegiate Pacific Inc., BOO Acquisition Corp., Bob Dickman, Dan Dickman, Phil Dickman and Floyd Dickman.	Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 8, 2004.

2.3	Stock Purchase Agreement, dated as of July 23, 2004, by and among Collegiate Pacific Inc., Kenneth L. Caravati and C. Michael Caravati.	Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 10, 2004.

2.4	Stock Purchase Agreement, dated as of December 10, 2004, by and among Collegiate Pacific Inc., Barbara L. Smith, Carmine McWeeney and Michael McWeeney.	Exhibit 99.1 to the Registrant’s current Report on Form 8-K filed on December 13, 2004.

2.5	Stock Purchase Agreement, dated as of May 11, 2005, by and among Collegiate Pacific Inc., Albert A. Messier and Daniel F. Salkeld.	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2005.

2.6	Stock Purchase Agreement, dated as of July 1, 2005, by and among Collegiate Pacific Inc., Emerson Radio Corp. and Emerson Radio (Hong Kong) Limited.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 8, 2005.

2.7	Asset Purchase Agreement, dated as of August 3, 2005, by and among Collegiate Pacific Inc., Salkeld & Sons, Inc. and Albert A. Messier.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 5, 2005.

3.1	Certificate of Incorporation of the Registrant.	Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed on September 9, 1999.

Exhibit
Number	Description	Location
3.2	By-Laws of the Registrant.	Exhibit 2 to the Registrant’s Registration Statement on Form 8-A filed on September 9, 1999.

3.3	Certificate of Amendment to Certificate of Incorporation of Collegiate Pacific Inc.	Exhibit 3.10 to the Registrant’s Registration Statement on Form SB-2 (No. 333-34294) originally filed on April 7, 2000.

4.1	Specimen Certificate of Common Stock, $0.01 par value, of Collegiate Pacific Inc.	Exhibit 3 to the Registrant’s Registration Statement on Form 8-A filed on September 9, 1999.

4.2	Indenture, dated as of November 26, 2004, by and between Collegiate Pacific Inc. and The Bank of New York Trust Company N.A., as Trustee.	Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on November 29, 2004.

4.3	Form of 5.75% Convertible Senior Subordinated Note Due 2009 (included in Section 2.2 of Exhibit 4.2 to this report).	Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on November 29, 2004.

4.4	Registration Rights Agreement, dated as of November 26, 2004, by and between Collegiate Pacific Inc. and Thomas Weisel Partners LLC.	Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on November 29, 2004.

10.1	Credit Agreement, dated June 29, 2006, by and among Collegiate Pacific Inc., the financial institutions or other entities from time to time parties thereto, each as a Lender, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., individually as a Lender, as Administrative Agent, Sole Bookrunner and Sole Lead Manager.*

10.2	Amended and Restated 1998 Collegiate Pacific Inc. Stock Option Plan and form of Stock Option Agreements.	Exhibit 10.3 to the Registrant’s Annual Report on Form 10-KSB filed for the fiscal year ended June 30, 2004.

10.3	Collegiate Pacific Inc.’s 401(k) Plan, dated as of April 15, 2005.	Exhibit 10.16 to the Registrant’s Annual Report on Form 10-KSB filed for the fiscal year ended June 30, 2005.

10.4	Form of Indemnification Agreement for Collegiate Pacific directors and executive officers, dated January 27, 2006.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 31, 2006.

10.5	Executive Cash Bonus Plan, dated December 7, 2005.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 12, 2005.

Exhibit
Number	Description	Location
10.6	Director Compensation Plan, dated December 7, 2005.	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 12, 2005.

10.7	Form of Change in Control Agreement for certain officers of Collegiate Pacific, dated June 16, 2006.	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 20, 2006.

10.8	Lease Agreement, dated July 1, 1997, by and between Collegiate Pacific Inc. and The Realty Associates Fund VI, L.P.	Exhibit 10.8 to the Registrant’s Annual Report on Form 10-KSB filed for the fiscal year ended June 30, 1998.

10.9	Lease Agreement, dated April 1, 2004, by and between Collegiate Pacific Inc. and RPD Services, Inc.	Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2004.

10.10	Lease Agreement, dated May 21, 2004, by and between Tomark Sports, Inc., and Edward A. Money and Marilyn J. Money, Trustees of the Money Family Trust.	Exhibit 10.6 to the Registrant’s Annual Report on Form 10-KSB filed for the fiscal year ended June 30, 2005.

10.11	Lease Agreement, dated July 6, 1994, by and between Dixie Sporting Goods Co., Inc. and E. Carlton Wilton.	Exhibit 10.7 to the Registrant’s Annual Report on Form 10-KSB filed for the fiscal year ended June 30, 2004.

10.12	Lease Amendment and Extension, dated February 26, 2005, by and between Dixie Sporting Goods Co., Inc. and The Wilton Companies, LLC.	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended March 31, 2006.

10.13	Lease Agreement, dated December 10, 2004, by and between McWeeney Smith Partnership and CMS of Central Florida, Inc d/b/a Orlando Team Sports.	Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 2004.

10.14	Lease Agreement, dated as of August 3, 2005, by and among Salkeld & Sons, Inc. and Albert A. Messier.	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 5, 2005.

10.15	Second Amendment to Lease, dated as of February 10, 2003, by and between Collegiate Pacific Inc. and The Realty Associates Fund VI, L.P.	Exhibit 10.18 to the Registrant’s Annual Report on Form 10-KSB filed for the fiscal year ended June 30, 2005.

10.16	Amendment to License Agreement, dated as of December 21, 2000, as amended on May 1, 2005, by and among MarMark Corporation, Equilink Licensing Corporation and Sport Supply Group, Inc.	Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended September 30, 2005.

Exhibit
Number	Description	Location
10.17	Loan and Security Agreement, dated as of March 27, 2001, by and between Congress Financial Corporation (Southwest) and Sport Supply Group, Inc., as amended on October 1, 2002, June 27, 2003, November 6, 2003, December 29, 2003, February 9, 2004 and October 20, 2004.	Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended September 30, 2005.

10.18	Agreement, dated as of December 9, 1986, by and between Voit Corporation and Sport Supply Group, Inc., the successor-in-interest to BSN Corp., as amended on August 1, 2003.	Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended September 30, 2005.

10.19	Software End-User License Agreement , dated as of June 11, 1998, by and between SAP America, Inc. and Sport Supply Group, Inc., as amended on January 1, 2004.	Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended September 30, 2005.

10.20	Lease Agreement, dated as of April 25, 1994, by and between Sport Supply Group, Inc. and Prologis (successor-in-interest to APT-Cabot Texas, Inc., as successor-in-interest to Centre Development Co., Inc.), as amended on July 8, 1994, and June 10, 2004.	Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended September 30, 2005.

10.21	Lease Agreement, dated as of July 28, 1989, by and between Sport Supply Group, Inc. and Merit Investment Partners, L.P., as amended on July 13, 1998, July 31, 2000, and April 15, 2004.	Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended September 30, 2005.

10.22	Sport Supply Group, Inc. Amended and Restated Stock Option Plan, dated March 21, 1997, as amended on August 28, 2003.	Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended September 30, 2005.

10.23	Management Services Agreement, dated August 14, 2006, by and between Collegiate Pacific Inc. and Sport Supply Group, Inc.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 16, 2006.

10.24	Lease Agreement, dated as of October 1, 2004, by and between Salkeld & Sons, Inc. and First American Bank.*

10.25	Third Amendment to Lease Agreement, dated as of August 31, 2006, by and between Prologis and Sport Supply Group, Inc.*

10.26	Fourth Amendment to Lease Agreement, dated as of August 25, 2006, by and between Acquiport

Exhibit
Number	Description	Location
DFWIP, Inc. (successor-in-interest to Merit Investment Partners, L.P.) and Sport Supply Group, Inc.*

12	Ratio of Earnings to Fixed Charges*

14	Code of Ethics.	Exhibit 14 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003.

21	Subsidiaries of Collegiate Pacific Inc.*

23	Consent of Grant Thornton LLP.*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith

**	Furnished herewith