Form 10-K/A
period 2006-06-30
COLLEGIATE PACIFIC INC
filed 2006-10-27
CIK 828747

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO.1
ON
FORM 10-K/A

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
DOCUMENTS INCORPORATED BY REFERENCE: None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
EXHIBIT INDEX
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO and CFO Pursuant to Section 906

EXPLANATORY NOTE
     We have filed this Amendment No. 1 on Form 10-K/A to amend Item 13 of Part III of our Annual Report on Form 10-K for the fiscal year ended June 30, 2006, which we filed on September 22, 2006. In addition, pursuant to rule 12b-15 of the Securities Exchange Act of 1934, we are including with this Amendment No. 1 on Form 10-K/A currently dated certifications. Except as described above, the information contained in our Annual Report on Form 10-K as originally filed with the Securities and Exchange Commission has not been updated or amended.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
     On August 14, 2006, the Company entered into a Services Agreement with its subsidiary, Sport Supply Group, Inc. (“SSG”). Under the terms of the Services Agreement, SSG provides the Company with additional warehouse storage and office space at SSG’s Dallas, Texas facilities, as well as provides the Company and its other subsidiaries with various payroll processing, human resource and risk management services. Prior to August 14, 2006, services provided to the Company by SSG were on a month-to-month basis. The Services Agreement may be terminated by either party on 60 days’ prior written notice. Mr. Harvey Rothenberg and Mr. Art Coerver, both executive officers of the Company, were members of SSG’s board of directors during fiscal 2006. During fiscal 2006, the Company paid approximately $58 thousand in rent to SSG and $132 thousand for other management services.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
     (a-3) Exhibits

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

COLLEGIATE PACIFIC INC.
October 27, 2006	By:	/s/ Michael J. Blumenfeld
Michael J. Blumenfeld,
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 27, 2006.

Signature	Capacity

/s/ Michael J. Blumenfeld	Chairman of the Board and Chief Executive Officer
Michael J. Blumenfeld

/s/ Adam Blumenfeld*	President and Director
Adam Blumenfeld

/s/ William R. Estill	Chief Financial Officer, Secretary and Treasurer
William R. Estill	(Principal Accounting and Financial Officer)

/s/ Jeff Davidowitz*	Director
Jeff Davidowitz

/s/ Robert W. Hampton*	Director
Robert W. Hampton

/s/ William H. Watkins, Jr.*	Director
William H. Watkins, Jr.

*By:	*/s/ Michael J. Blumenfeld
Michael J. Blumenfeld Pursuant to Power of Attorney

EXHIBIT INDEX

Exhibit
Number	Description	Location
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith

**	Furnished herewith