Form 10-Q
period 2006-09-30
COLLEGIATE PACIFIC INC
filed 2006-11-14
CIK 828747

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File No. 1-15289
COLLEGIATE PACIFIC INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-2795073

(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

1901 Diplomat Drive, Dallas, Texas	75234

(Address of Principal Executive Offices)	(Zip code)
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
Yes ☐            No ☑
     As of November 9, 2006, there were 10,229,165 shares of the issuer’s common stock outstanding.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30,	June 30,
	2006	2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,805	$4,079
Accounts receivable, net of allowance for doubtful accounts of $1,669 and $1,496 respectively	41,630	31,004
Inventories	36,098	37,185
Current portion of deferred taxes	3,093	2,625
Prepaid income taxes	—	1,607
Prepaid expenses and other current assets	3,578	2,199

Total current assets	92,204	78,699
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $3,327 and $2,755, respectively	9,973	10,087
DEFERRED DEBT ISSUANCE COSTS, net of accumulated amortization of $1,284 and $1,076, respectively	2,574	2,782
INTANGIBLE ASSETS, net of accumulated amortization of $2,555 and $2,188, respectively	8,749	9,014
GOODWILL	39,458	40,280
DEFERRED INCOME TAXES	2,915	3,156
OTHER ASSETS, net	274	417

Total assets	$156,147	$144,435

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$19,735	$14,802
Accrued liabilities	6,470	5,896
Dividends payable	256	256
Accrued interest	1,033	329
Current portion of long-term debt	2,187	2,210
Deferred tax liability	16	15
Income taxes payable	98	—

Total current liabilities	29,795	23,508
DEFERRED TAX LIABILITY	3,189	3,259
NOTES PAYABLE AND OTHER LONG-TERM DEBT	64,237	62,284
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST IN SUBSIDIARY	8,653	8,150
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 10,315,191 shares issued and 10,229,165 shares outstanding	103	103
Additional paid-in capital	43,162	43,162
Retained earnings	7,665	4,626
Treasury stock at cost, 86,026 shares	(657)	(657)

Total stockholders’ equity	50,273	47,234

Total liabilities and stockholders’ equity	$156,147	$144,435

The accompanying notes are an integral part of these condensed consolidated financial statements.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended
	September 30,
	2006	2005
Net sales	$68,163	$65,275
Cost of sales	44,100	43,960

Gross profit	24,063	21,315

Selling, general and administrative expenses	16,803	15,736

Operating profit	7,260	5,579

Other income (expense):
Interest income	47	46
Interest expense	(1,234)	(999)
Other income	37	25

Total other expense	(1,150)	(928)

Income before minority interest in income of consolidated subsidiary and income taxes	6,110	4,651

Income tax provision	2,312	1,650

Minority interest in income of consolidated subsidiary, net of tax	503	426

Net income	$3,295	$2,575

Weighted average number of shares outstanding:
Basic	10,229,165	10,124,387

Diluted	13,782,914	14,068,662

Net income per share common stock – basic	$0.32	$0.25

Net income per share common stock – diluted	$0.28	$0.22

Dividends declared per share common stock	$0.025	$0.025

The accompanying notes are an integral part of these condensed consolidated financial statements.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,295	$2,575
Adjustments to reconcile net income to cash provided by operating activities:
Provision for uncollectible accounts receivable	261	315
Depreciation expense	530	342
Amortization expense	265	1,331
Amortization of deferred debt issuance costs	208	171
Deferred taxes	525	(131)
Stock-based compensation expense	—	60
Minority interest in consolidated subsidiary	503	426
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable	(10,887)	(12,279)
Inventories	1,087	2,679
Prepaid expenses and other current assets	(1,379)	(989)
Other assets, net	143	78
Accounts payable	4,933	4,221
Accrued liabilities and interest	1,278	(150)
Taxes payable	1,705	1,633

Net cash provided by operating activities:	2,467	282

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(416)	(172)
Cash used in business acquisitions, net of cash acquired of $0 and $864, respectively	—	(32,707)

Net cash used in investing activities:	(416)	(32,879)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank line of credit	6,371	29,540
Payments on notes payable and line of credit	(4,440)	(29,076)
Payment of dividends	(256)	(255)
Proceeds from issuance of common stock	—	83

Net cash provided by financing activities:	1,675	292

Net change in cash and cash equivalents	3,726	(32,305)
Cash and cash equivalents at beginning of period	4,079	40,326

Cash and cash equivalents at end of period	$7,805	$8,021

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$321	$59

Cash paid for income taxes	$73	$11

Cash refunded for income taxes	$—	$(133)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES (See Note 2 for non-cash acquisition disclosures)
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation:
     The accompanying unaudited condensed consolidated financial statements of Collegiate Pacific Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements and should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2006. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included.
     Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year ending June 30, 2007.
2. Business Combinations:
     On July 1, 2005, the Company completed the acquisition of 53.2% of the outstanding capital stock of Sport Supply Group, Inc. (“SSG”) from Emerson Radio Corp and Emerson Radio (Hong Kong) Limited for $32 million in cash. SSG is a direct marketer and Business-To-Business (“B2B”) e-commerce supplier of sporting goods and physical education equipment to the institutional and youth sports market. The acquisition of 53.2% of SSG was accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of SSG have been included in the Company’s consolidated financial statements since the date of acquisition. The purchase price was allocated to assets acquired of approximately $41.3 million, which included cash of $863 thousand, plus identifiable intangible assets, which included $3.2 million for non-compete agreements, $1.3 million for customer relationships, $660 thousand for a customer database, $327 thousand for significant contracts, $221 thousand for contractual backlog, $43 thousand for photo library and $14 thousand for a bid database calendar, and liabilities assumed based on their respective estimated fair values of approximately $26.8 million at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill in the amount of approximately $11.9 million.
     On September 8, 2005, the Company announced it entered into an Agreement and Plan of Merger with SSG (the “Original Merger Agreement”) pursuant to which the Company would have acquired the remaining 46.8% of the outstanding capital stock of SSG that it did not already own. On November 22, 2005, however, the Company announced it had entered into an agreement with SSG to terminate the Original Merger Agreement after determining the merger was unlikely to close in a timely fashion under previously contemplated terms. Under the terms of the Termination Agreement, dated November 22, 2005, the Company agreed to reimburse SSG for up to $350 thousand for the fees and expenses incurred by SSG in connection with the Original Merger Agreement.
     Also on November 22, 2005, the Company announced its purchase of 1,661,900 shares of SSG, or an additional 18% of SSG’s outstanding common shares, for approximately $9.2 million in cash from an institutional holder, representing a purchase price of $5.55 per share, as well as purchased an additional 155,008 shares of SSG for $746 thousand in open market transactions at an average price of $4.81 per share. The Company’s ownership interest in SSG at September 30, 2006, was approximately 73.2%. The purchase of these additional shares of SSG increased goodwill by approximately $4.3 million.
     On September 21, 2006, the Company announced it entered into an Agreement and Plan of Merger with SSG (the “New Merger Agreement”) pursuant to which the Company will acquire the remaining 26.8% of the outstanding capital stock of SSG that it does not already own for approximately $24 million.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Under the terms of the New Merger Agreement, a wholly-owned subsidiary of the Company will be merged with and into SSG, with SSG as the surviving corporation. Except for shares of SSG common stock held by the Company, any subsidiary of the Company or any dissenting shareholder, each issued and outstanding share of SSG’s common stock will be converted into the right to receive $8.80 in cash. See Note 10 to Notes to Condensed Consolidated Financial Statements.
     On August 1, 2005, the Company completed the acquisition of substantially all of the operating assets of Team Print from Mr. Albert Messier, one of the former principal stockholders of Salkeld & Sons, Inc. (“Salkeld”), for approximately $1.0 million in cash and the issuance of 53,248 shares of the Company’s common stock to Mr. Messier, which were valued at approximately $641 thousand and based on the average closing price of the Company’s common stock three days before and three days after the date the acquisition was announced. Team Print is an embroiderer and screen printer of sports apparel and accessories. The Company entered into a lease for a 16 thousand square foot screen print and distribution facility owned by Mr. Messier and located in Bourbonnais, Illinois. The term of the lease runs through July 2010, and the monthly rental rate is approximately $11 thousand. The Company’s wholly owned subsidiary, Salkeld, employs Mr. Messier. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill in the amount of $1.2 million.
     The Company acquired the majority interest in SSG and the operating assets of Team Print after considering the historic levels of earnings achieved by the acquired companies. The consideration paid was agreed upon after the Company determined the potential impact on future earnings of the integrated companies or operating assets acquired.
     For income tax purposes, only the goodwill associated with the Company’s acquisition of Team Print is deductible over a period of 15 years. The goodwill acquired by the Company in connection with the SSG acquisition is not deductible for income tax purposes. The actual operating results are not materially different for the three months ended September 30, 2005 than the pro forma results if the effects of these transactions were considered and, therefore, pro forma results have been omitted.
3. Net Sales:
     The Company’s net sales to external customers are attributable to sales of sporting goods equipment and soft goods. The following table details the Company’s consolidated net sales by these product lines for the three months ended September 30, 2006, and 2005:

	For the Three Months
	Ended
	September 30,
	2006	2005
	(Unaudited, in thousands)
Sporting goods equipment	$42,567	$42,305
Soft goods	$25,596	$22,970

Net sales	$68,163	$65,275

4. Inventories:
     Inventories are carried at the lower of cost or market using the weighted-average cost method for items purchased for resale and the standard cost method (which approximates average cost) for manufactured items. Inventory adjustments for estimated obsolescence or diminution in market value are recorded in an amount equal to the difference between the cost and the estimated market value of inventories based on market conditions from time to time.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     Inventories at September 30, 2006 and June 30, 2006 consisted of the following (in thousands):

	September 30,	June 30,
	2006	2006
Raw materials	$2,346	$1,893
Work in progress	172	116
Finished goods	33,580	35,176

Inventories	$36,098	$37,185

5. Allowance for Doubtful Accounts:
     Changes in the Company’s allowance for doubtful accounts for the three months ended September 30, 2006, and the fiscal year ended June 30, 2006, are as follows (in thousands):

	September 30,	June 30,
	2006	2006
Balance at beginning of period	$1,496	$1,042
Provision for uncollectible accounts receivable	261	982
Accounts written off, net of recoveries	(88)	(528)

Balance at end of period	$1,669	$1,496

6. Income Per Share:
     The table below outlines the determination of the number of diluted shares of common stock used in the calculation of diluted earnings per share as well as the calculation of diluted earnings per share for the periods presented:

	For the Three Months Ended
	September 30,
	2006	2005
	(In thousands except share
	and per share data)
Determination of diluted number of shares:
Average common shares outstanding	10,229,165	10,124,387
Assumed exercise of dilutive stock options	140,780	531,306
Assumed conversion of subordinated debentures	3,412,969	3,412,969

Diluted average common shares outstanding (b)	13,782,914	14,068,662

Calculation of diluted earnings per share:
Net income	$3,295	$2,575
Add: interest component on assumed conversion of subordinated debentures, net of taxes	503	562
Net income, adjusted (a)	$3,798	$3,137

Diluted earnings per share (a/b)	$0.28	$0.22

     For the three months ended September 30, 2006 and 2005, stock options of 476,000 shares and 192,000 shares, respectively, were excluded in the computation of diluted income per share because their effect was antidilutive.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
7. Stock Based Compensation:
     On December 11, 1998, the Company’s stockholders approved a stock option plan, (the “1998 Collegiate Pacific Inc. Stock Option Plan”). This plan authorized the Company’s Board of Directors to grant employees, directors and consultants of the Company up to an aggregate of 400,000 shares of the Company’s common stock, $0.01 par value per share. The options vest in full upon the employee’s one-year anniversary of employment with the Company or the award date if the employee has been employed for at least one year on the grant date. The number of shares available under the 1998 Collegiate Pacific Inc. Stock Option Plan was increased to 1,000,000 upon approval by the Company’s stockholders on March 20, 2001, and increased to 1,500,000 upon approval by the Company’s stockholders on January 15, 2004. The remaining outstanding options expire at various dates through June 2015. There are 5,300 options available for grant under the 1998 Collegiate Pacific Inc. Stock Option Plan.
     The Company accounts for its stock options under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payments (“SFAS 123(R)”). The Company is currently using the Black-Scholes option pricing model to determine the fair value of all option grants.
     At September 30, 2006, there was no unrecognized compensation cost related to unvested stock options remaining to be recognized. There were no excess tax benefits realized from the exercise of stock options during the three month period ended September 30, 2006. For the fiscal year ended June 30, 2006, the Company recorded approximately $60 thousand for stock based compensation expense related to the vesting of stock options previously granted. The Company recorded this amount in selling, general and administrative expenses.
     A summary of the Company’s stock option activity for the three months ended September 30, 2006 is as follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding at July 1, 2006	1,144,600	$8.56
Granted	—	—
Exercised	—	—
Forfeited or cancelled	—	—
Outstanding at September 30, 2006	1,144,600	$8.56

Exercisable at September 30, 2006	1,144,600	$8.56

     The intrinsic value of options exercisable at June 30, 2006 and September 30, 2006, was $3,111 thousand and $2,200 thousand, respectively. The Company did not grant any options during the three months ended September 30, 2006 or 2005.
     The intrinsic value of options exercised and the total fair value of options vested during the periods ended September 30, 2006 and September 30, 2005 were not material.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The following table summarizes additional information about stock options at September 30, 2006:

	Outstanding
		Weighted
		Average
		Remaining	Weighted
		Contractual	Average
		Life	Exercise
Exercise price	Shares	(In Years)	Price
$3.89 - $4.81	120,500	4.65	$3.91
$4.90 - $6.13	319,250	4.35	$5.85
$8.73 - $9.73	497,850	6.75	$9.30
$10.70 - $14.34	207,000	8.25	$13.68

	1,144,600

8. Intangible Assets:
     Intangible assets at September 30, 2006 and June 30, 2006, consisted of the following:

		September 30, 2006			June 30, 2006
	Asset	Gross		Net	Gross		Net
	Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Value	Amortization	Value	Value	Amortization	Value
			(In thousands)			(In thousands)
Amortizable intangible assets:
Trademarks	10-15	$343	$180	$163	$343	$166	$177
Non-compete agreements	10	3,200	400	2,800	3,200	320	2,880
Customer relationships	10	3,343	894	2,449	3,343	788	2,555
Contractual backlog	0.25-0.50	427	427	—	427	427	—
Customer database	3	660	275	385	660	220	440
Significant contracts	5	327	82	245	327	65	262
License agreements and other	3-10	394	297	97	292	202	90

Total amortizable intangible assets		$8,694	$2,555	$6,139	$8,592	$2,188	$6,404

Non-amortizable intangible assets:
Trademarks		$2,610	—	$2,610	$2,610	—	$2,610

Total non-amortizable intangible assets		$2,610	—	$2,610	$2,610	—	$2,610

Total identifiable intangible assets		$11,304	$2,555	$8,749	$11,202	$2,188	$9,014

Goodwill – June 30, 2006		$40,280
Changes in deferred tax valuation allowance		(822)
Goodwill – September 30, 2006		$39,458

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
9. Stockholders’ Equity:
     Changes in stockholders’ equity during the three months ended September 30, 2006, were as follows (in thousands):

Stockholders’ equity at June 30, 2006	$47,234

Net income	3,295

Dividends declared	(256)

Stockholders’ equity at September 30, 2006	$50,273

10. Subsequent Events:
     At September 30, 2006, the Company was not in compliance with its ratio of total debt, excluding subordinated debt, to the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) on a trailing 12-month basis (the “Senior Leverage Ratio”) and its ratio of EBITDA to the sum of the Company’s fixed charges (interest expense, taxes, cash dividends and scheduled principal payments) on a trailing 12-month basis (the “Fixed Charge Coverage Ratio”) under the terms of the Company’s Credit Agreement, dated June 29, 2006, by and between Merrill Lynch Capital (“Merrill Lynch”), a division of Merrill Lynch Business Financial Services, Inc. (“MLBFS”) and the Company (the “Original Credit Agreement”). On November 10, 2006, and without any declaration or notice of default by Merrill Lynch, Merrill Lynch agreed to waive the Company’s compliance with the Senior Leverage Ratio and the Fixed Charge Coverage Ratio at September 30, 2006, by entering into a letter agreement, dated November 10, 2006, by and between the Company and Merrill Lynch.
     On November 13, 2006, the Company announced it had completed its acquisition of the remaining 26.8% of the capital stock of SSG that it did not already own for approximately $24 million (the “Merger Transaction”). Under the terms of the Merger Transaction, a wholly-owned subsidiary of the Company was merged with and into SSG, with SSG as the surviving corporation. Except for shares of SSG common stock held by the Company, any subsidiary of the Company or any dissenting shareholder, each issued and outstanding share of SSG’s common stock was converted into the right to receive $8.80 in cash.
     Also on November 13, 2006, the Company entered into an Amended and Restated Credit Agreement (the “Senior Credit Agreement”) with MLBFS, individually and as lender, as administrative agent, sole book runner and sole lead manager to fund the Company’s acquisition under the Merger Transaction of the outstanding shares of SSG that it did not already own, to provide on-going financing for working capital, capital expenditures and other general corporate purposes of the Company and its subsidiaries. The Senior Credit Agreement replaces the Original Credit Agreement and the Senior Leverage Ratio and Fixed Charge Coverage Ratio were amended under the terms of the Senior Credit Agreement.

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
     Collegiate Pacific Inc. (“Collegiate Pacific,” “we,” “us,” “our,” or the “Company”) is a marketer, manufacturer and distributor of sporting goods equipment, soft good athletic apparel and footwear products (“soft goods”), physical education, recreational and leisure products primarily to the non-retail institutional market in the United States. The institutional market generally consists of youth sports programs, YMCAs, YWCAs, park and recreational organizations, schools, colleges, churches, government agencies, athletic teams, athletic clubs and dealers. We sell our products directly to our customers primarily through the distribution of our unique, informative catalogs and fliers, our strategically located road sales professionals, our telemarketers and the Internet. We offer a broad line of sporting goods and equipment, soft goods and other recreational products, as well as provide after-sale customer service. We currently market approximately 23 thousand sports related equipment products, soft goods and recreational related equipment and products to over 600,000 potential institutional, retail, Internet, sports teams and sporting goods dealer-type customers. Since commencing operations in early 1998, we have sold our products to approximately 173,000 customers. References herein to “fiscal 2005,” “fiscal 2006” and “fiscal 2007” refer to our fiscal years ended or ending, as the case may be, June 30, 2005, 2006 and 2007, respectively.
Consolidated Results of Operations
     The following table compares selected financial data from the Condensed Consolidated Statements of Income for the three months ended September 30, 2006 and 2005:

	For the Three Months Ended
	September 30,
			Increase
	2006	2005	Dollars	Percentage
	(dollars in thousands, except per share amounts)
Net sales	$68,163	$65,275	$2,888	4.4%
Gross profit	24,063	21,315	2,748	12.9%
Operating profit	7,260	5,579	1,681	30.1%
Net income	3,295	2,575	720	28.0%
Earnings per share – basic	$0.32	$0.25	$0.07	28.0%
Earnings per share – diluted	$0.28	$0.22	$0.06	27.3%

Expressed as a percentage of net sales:
Gross profit margin	35.3%	32.7%
Selling, general and administrative expenses	24.7%	24.1%
Operating profit	10.7%	8.5%

Acquisitions Since July 1, 2005 and Related Developments
     On July 1, 2005, the Company completed the acquisition of 53.2% of the outstanding capital stock of SSG from Emerson Radio Corp and Emerson Radio (Hong Kong) Limited for $32 million in cash. SSG is a direct marketer and Business-To-Business (“B2B”) e-commerce supplier of sporting goods and physical education equipment to the institutional and youth sports market. The acquisition of 53.2% of SSG was accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of SSG have been included in the Company’s consolidated financial statements since the date of acquisition. The purchase price was allocated to assets acquired of approximately $41.3 million, which included cash of $863 thousand, plus identifiable intangible assets acquired, which included $3.2 million for non-compete agreements, $1.3 million for customer relationships, $660 thousand for a customer database, $327 thousand for significant contracts, $221 thousand for contractual backlog, $43 thousand for photo library and $14 thousand for bid database calendar, and liabilities assumed based on their respective estimated fair values of approximately $26.8 million at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill in the amount of approximately $11.9 million.
     On September 8, 2005, the Company announced it entered into an Agreement and Plan of Merger with SSG (the “Original Merger Agreement”) pursuant to which the Company would have acquired the remaining 46.8% of the outstanding capital stock of SSG that it did not already own. On November 22, 2005, however, the Company announced it had entered into an agreement with SSG to terminate the Original Merger Agreement after determining the merger was unlikely to close in a timely fashion under previously contemplated terms. Under the terms of the Termination Agreement, dated November 22, 2005, the Company agreed to reimburse SSG for up to $350 thousand for the fees and expenses incurred by SSG in connection with the Original Merger Agreement.
     Also on November 22, 2005, the Company announced its purchase of 1,661,900 shares of SSG, or an additional 18% of SSG’s outstanding common shares, for approximately $9.2 million in cash from an institutional holder, representing a purchase price of $5.55 per share, as well as purchased an additional 155,008 shares of SSG for $746 thousand in open market transactions at an average price of $4.81 per share. The Company’s ownership interest in SSG at September 30, 2006, was approximately 73.2%. The purchase of these additional shares of SSG increased goodwill by approximately $4.3 million.
     On September 21, 2006, the Company announced it entered into an Agreement and Plan of Merger with SSG (the “New Merger Agreement”) pursuant to which the Company will acquire the remaining 26.8% of the outstanding capital stock of SSG that it does not already own for approximately $24 million. Under the terms of the New Merger Agreement, a wholly-owned subsidiary of the Company will be merged with and into SSG, with SSG as the surviving corporation. Except for shares of SSG common stock held by the Company, any subsidiary of the Company or any dissenting shareholder, each issued and outstanding share of SSG’s common stock will be converted into the right to receive $8.80 in cash. See “Subsequent Events.”
     On August 1, 2005, the Company completed the acquisition of substantially all of the operating assets of Team Print from Mr. Albert Messier, one of the former principal stockholders of Salkeld & Sons, Inc. (“Salkeld”), for approximately $1.0 million in cash and the issuance of 53,248 shares of the Company’s common stock to Mr. Messier, which were valued at approximately $641 thousand and based on the average closing price of the Company’s common stock three days before and three days after the date the acquisition was announced. Team Print is an embroiderer and screen printer of sports apparel and accessories. The Company entered into a lease for a 16 thousand square foot screen print and distribution facility owned by Mr. Messier and located in Bourbonnais, Illinois. The term of the lease runs through July 2010, and the monthly rental rate is approximately $11 thousand. The Company’s wholly owned subsidiary, Salkeld, employs Mr. Messier. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill in the amount of $1.2 million.
     The Company acquired the majority interest in SSG and the operating assets of Team Print after considering the historic levels of earnings achieved by the acquired companies. The consideration paid was agreed upon after the Company determined the potential impact on future earnings of the integrated companies or operating assets acquired.
     For income tax purposes, only the goodwill associated with the Company’s acquisition of Team Print is deductible over a period of 15 years. The goodwill acquired by the Company in connection with the SSG acquisition is not deductible for income tax purposes.
Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
     Net Sales. Net sales for the fiscal quarter ended September 30, 2006, totaled $68.2 million compared to $65.3 million for the fiscal quarter ended September 30, 2005, an increase of $2.9 million, or 4.4%. We expect net sales to continue to increase in fiscal 2007 as we continue with our ongoing efforts to direct a selection of our traditional catalog customers to our acquired road sales professionals. We believe if we can successfully service a selection of our traditional catalog customers in specific regions of the United States with our road sales professionals, we will continue to grow our net sales through greater account penetration and retention. The increase in sales for our existing catalog operations was primarily due to increase in catalog pricing and improved gross profit margins on the sale of manufactured products. Although we believe future net sales will continue to rise from current levels, no assurances can be made that any future increases in net sales will be at the same rate.
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
     Gross Profit. Gross profit for the fiscal quarter ended September 30, 2006, was $24.1 million, or 35.3% of net sales, compared with $21.3 million, or 32.7% of net sales, for the fiscal quarter ended September 30, 2005.
     We include the acquisition and manufacturing costs of our inventory, the cost of shipping and handling (freight costs) and any decrease in the value of our inventory in our determination of our total cost of sales. Our total cost of sales for the fiscal quarter ended September 30, 2006, was $44.1 million, or 64.7% of net sales, compared to $44.0 million, or 67.4% of net sales, for the same period last fiscal year. Our total cost of sales for the quarter ended September 30, 2006, consisted of $38.3 million for the acquisition cost of inventories, $4.6 million in freight costs, $242 thousand for the write-off of obsolete or damaged inventories and $898 thousand for labor and overhead cost associated with the products we manufacture.

     The increase in our gross profit was due to the increase in our net sales during the fiscal quarter ended September 30, 2006, which was primarily related to upward adjustments to selling prices of selected products. Additionally, the three months ended September 30, 2005, included certain non-recurring purchase accounting adjustments. We continue to direct sporting goods equipment sales to our road sales professionals in certain geographic areas. We believe these efforts have contributed to the growth in our net sales and gross profit margin, as well as our market penetration.
     The gross profit margin for the fiscal quarter ended September 30, 2006, was 35.3% of net sales compared to 32.7% for the fiscal quarter ended September 30, 2005. In the fiscal quarter ended September 30, 2006, we experienced an increase in the gross profit margin on our net sales of sporting goods equipment due to price increases to selected products. This price increase partially offset a slight reduction in the percentage of net sales from sporting goods equipment during the fiscal quarter ended September 30, 2006. For the fiscal quarter ended September 30, 2006, $42.6 million of our net sales (approximately 62.4% of our net sales for the quarter) were from the sale of sporting goods equipment, compared to $42.3 million or 64.8% of net sales during the same period last year. We sold $25.6 million of soft goods during the quarter ended September 30, 2006, compared to $23.0 million during the same period last fiscal year.
     We expect to see an increase in our gross profit margin in the future as we continue our field training efforts with our road sales professionals and benefit from the results of those efforts in the form of increased sales of our sporting goods equipment. Prior to working for the Company, our road sales professionals primarily sold soft goods and only a small percentage of their overall sales were attributable to sales of sporting goods equipment. As our road sales professionals continue to increase their sales of our sporting goods equipment, along with our soft goods, we anticipate our gross profit margin will continue to be positively impacted.
     Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses for the fiscal quarter ended September 30, 2006, were $16.8 million, or 24.7% of net sales, compared with $15.7 million, or 24.1% of net sales, for the fiscal quarter ended September 30, 2005. During the fiscal quarter ended September 30, 2006, SG&A expenses primarily consisted of the following:
•	personnel related expenses of approximately $9.7 million;

•	advertising expenses of approximately $1.4 million;

•	depreciation and amortization expenses of approximately $811 thousand;

•	rent expense of approximately $708 thousand;

•	computer services and supplies in the amount of approximately $623 thousand;

•	travel expenses of approximately $535 thousand;

•	legal and accounting fees in the amount of approximately $418 thousand;

•	bad debt expenses of approximately $261 thousand;

•	insurance related expenses of approximately $249 thousand; and

•	Sarbanes-Oxley related compliance costs in the amount of approximately $51 thousand.

     The $1.1 million increase in SG&A expenses we experienced in the fiscal quarter ended September 30, 2006, compared to the same period last year was primarily attributable to personnel related expenses which increased $1.4 million to support sales growth, Sarbanes-Oxley related compliance costs and integration related activities.
     Operating Profit. Operating profit for the fiscal quarter ended September 30, 2006, was $7.3 million, or 10.7% of net sales, compared to an operating profit of $5.6 million, or 8.5% of net sales for the fiscal quarter ended September 30, 2005. The increase in operating profit was primarily attributable to the increase in net sales and gross profit due to price increases on certain products and nonrecurring purchase accounting expenses in fiscal 2005, which was partially offset by an increase in SG&A expenses.
     Interest Expense and Other Income. Interest expense and other income for the fiscal quarter ended September 30, 2006, increased to $1.2 million, compared to $928 thousand for the fiscal quarter ended September 30, 2005. The increase in interest expense for the quarter ended September 30, 2006, was due to increased borrowings under the Company’s revolving credit facility and notes payable. See “Liquidity and Capital Resources.”
     Minority Interest. Minority interest of $503 thousand and $426 thousand reflects the minority stockholders’ share in SSG’s income for the three months ended September 30, 2006 and 2005, respectively.
     Income Taxes. Income tax expense for the fiscal quarter ended September 30, 2006, was $2.3 million, which is approximately 37.8% of our income before income taxes and minority interest in income, compared to income tax expense of $1.7 million, or 35.5%, for the fiscal quarter ended September 30, 2005. The increase in income tax expense was primarily attributable to the increase in income before taxes during the period. The increase in the effective rate was primarily due to legislated tax law changes in the State of Texas.
     Net Income. Net income for the fiscal quarter ended September 30, 2006 was $3.3 million or 4.8% of net sales, compared to net income of $2.6 million, or 3.9% of net sales, for the fiscal quarter ended September 30, 2005. The increase in net income was attributable to an increase in net sales and gross margin offset by increases in SG&A expenses, interest expense and income tax expense.
Liquidity and Capital Resources
Liquidity
     The increase in cash for the three months ended September 30, 2006, compared to June 30, 2006, was primarily attributable to net cash from operating activities and borrowings under the Company’s revolving credit facility.
     Operating Activities. Cash flows from operating activities during the fiscal quarter ended September 30, 2006, provided approximately $2.5 million in cash compared to $282 thousand in cash during the three months ended September 30, 2005. The cash flows from operating activities during the fiscal quarter ended September 30, 2006, resulted primarily from net income, which represents our principal source of cash flows.
     Increases in operating cash flows compared to the operating cash flows during the fiscal quarter ended September 30, 2005, were attributable to:

•	an decrease in inventories of $1.1 million due to improved inventory management;

•	an increase in accounts payable of $4.9 million related to the purchase of inventories to support the Company’s strongest selling season, which generally occurs during the months July through September; and

•	an increase in income taxes payable and utilization of prepaid income taxes of $1.7 million for estimated income taxes payable at September 30, 2006.
     Increases in operating cash flows were partially offset by an increase in accounts receivable of $10.9 million due to the increase in our net sales during the fiscal quarter ended September 30, 2006.
     Investing Activities. Cash used in investing activities during the three months ended September 30, 2006, was $416 thousand, compared to $32.9 million of cash used in investing activities during the three months ended September 30, 2005. There was no acquisition activity during the fiscal quarter ended September 30, 2006, compared to the same period in fiscal 2006, when $32.7 million (net of cash acquired) was used to acquire 53.2% of the outstanding capital stock of SSG and Team Print. Purchases of property and equipment during the three months ended September 30, 2006, were $416 thousand. Property and equipment purchased during the fiscal quarter ended September 30, 2006, included computer equipment, software and leasehold improvements. No material commitments for capital expenditures existed at September 30, 2006.
     Financing Activities. Net cash provided by financing activities during the fiscal quarter ended September 30, 2006, was $1.7 million, compared to $292 thousand during the fiscal quarter ended September 30, 2005. The net increase in cash provided by financing activities during the fiscal quarter ended September 30, 2006 was due to:
•	net proceeds from the Company’s revolving credit facility of $1.9 million; and

•	the payment of dividends in the amount of approximately $256 thousand.
     The net cash provided by financing activities during the fiscal quarter ended September 30, 2005, was due to:
•	proceeds from the issuance of common stock upon the exercise of options of approximately $83 thousand, including issuance of common shares in SSG upon the exercise of SSG options;

•	net borrowings on the Company’s revolving line of credit and other notes payable of approximately $464 thousand and

•	the payment of dividends in the amount of approximately $255 thousand.
     Current assets as of September 30, 2006, were approximately $92.2 million and current liabilities were approximately $29.8 million, thereby providing the Company with working capital of approximately $62.4 million.

Capital Resources
     On November 26, 2004, we announced the completion of our sale of $40.0 million principal amount of 5.75% Convertible Senior Subordinated Notes due 2009 (the “Notes”). The Notes were sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. Thomas Weisel Partners LLC (“Thomas Weisel”) was the initial purchaser of the Notes. On December 3, 2004, the Company announced the completion of its sale of an additional $10.0 million principal amount of Notes pursuant to the exercise by Thomas Weisel of the option granted to it in connection with the initial offering of the Notes. The issuance of the Notes resulted in aggregate proceeds of $46.6 million to the Company, net of issuance costs.
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
     In connection with the completion of the sale of the Notes, on November 26, 2004, the Company entered into a registration rights agreement with Thomas Weisel (the “Registration Rights Agreement”). Under the terms of the Registration Rights Agreement, the Company was required to file a registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) for the registration of the Notes and the shares issuable upon conversion of the Notes (the “Registration Statement”). On February 28, 2006, the SEC declared the Registration Statement effective.
     The Company’s principal external source of liquidity is its senior secured credit facility (the “Credit Facility”) with Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc. (“MLBFS”), individually as a lender, as administrative agent, sole book runner and sole lead manager (“Merrill Lynch”), which is collateralized by all of the assets of the Company and its wholly-owned subsidiaries.
     The Credit Facility establishes a commitment to the Company to provide up to $45.0 million in the aggregate of loans and other financial accommodations consisting of (a) a three year senior secured loan in the aggregate principal amount of $10.0 million (the “Original Term Loan”) and (b) a three year senior secured revolving credit facility in an aggregate principal amount of $20.0 million, which upon the approval of Merrill Lynch may be increased by up to $15.0 million to consummate certain permitted acquisitions (the “Original Revolving Facility” and, together with the Original Term Loan, the “Senior Secured Credit Facility”). The Original Revolving Facility includes a sub-limit of up to an aggregate amount of $4.0 million in letters of credit and an accordion feature, which at the Company’s option and subject to Merrill Lynch’s approval would increase the aggregate amount of the Original Revolving Facility by $10.0 million.

     Total availability under the Original Revolving Facility is determined by a borrowing formula based on eligible trade receivables and inventories that provides for borrowings against up to 85% of the Company’s eligible trade receivables and 50% of the Company’s eligible inventories, not to exceed the total availability under the Original Revolving Facility. As of September 30, 2006, the Company had $9.5 million outstanding under the Original Term Loan and approximately $6.5 million outstanding under the Original Revolving Facility, thereby leaving the Company with approximately $9.5 million of availability under the terms of the borrowing base formula of the Original Revolving Facility.
     All borrowings under the Senior Secured Credit Facility bear interest at either (a) the London Inter-Bank Offered Rate (“LIBOR”) plus a spread ranging from 1.50% to 2.25%, with the amount of the spread at any time based on the Company’s ratio of total debt, excluding subordinated debt, to the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) on a trailing 12-month basis (the “Senior Leverage Ratio”), or (b) an alternative base rate equal to the higher of (i) the Federal Funds Rate plus 0.50% or (ii) the Merrill Lynch prime rate, plus an additional spread ranging from 0.00% to 0.75%, with the amount of the spread at any time based on the Company’s Senior Leverage Ratio on a trailing 12-month basis. Until January 1, 2007, the interest rate spreads will be 1.75% for LIBOR loans and 0.25% for base rate loans. The effective interest rate on borrowings under the Senior Secured Credit Facility at September 30, 2006 was 8.5%.
     The Senior Secured Credit Facility includes covenants that the Company maintains certain financial ratios on a trailing 12-month basis. The Company’s Senior Leverage Ratio on a trailing 12-month basis may not exceed 2.50 to 1.0 and its ratio of EBITDA to the sum of the Company’s fixed charges (interest expense, taxes, cash dividends and scheduled principal payments) on a trailing 12-month basis (the “Fixed Charge Coverage Ratio”) must be at least 1.10 to 1.0, and after the Original Revolving Facility has been increased by up to $15 million to consummate permitted acquisitions, the Fixed Charge Coverage Ratio must be at least 1.20 to 1.0.
     At September 30, 2006, the Company was not in compliance with its Senior Leverage Ratio and Fixed Charge Coverage Ratio, which were 2.54 to 1.0 and 0.94 to 1.0, respectively. On November 10, 2006, and without any declaration or notice of default by Merrill Lynch, Merrill Lynch agreed to waive the Company’s compliance with the Senior Leverage Ratio and the Fixed Charge Coverage Ratio at September 30, 2006, by entering into a letter agreement, dated November 10, 2006, by and between the Company and Merrill Lynch. Those ratios have been amended pursuant to the terms of the Amended and Restated Credit Facility entered into by the Company with MLBFS. See “Subsequent Events.”
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
     SSG, our 73.2% majority owned subsidiary, has its own revolving line of credit with Wachovia Capital Finance (the “SSG Credit Facility”), which is collateralized by all of SSG’s assets. The total availability under the SSG Credit Facility may not exceed the lesser of $20 million or a borrowing base formula based on specified percentages of eligible accounts receivable and inventories. The SSG Credit

Facility expires on October 31, 2007. Under the terms of the SSG Credit Facility, SSG is required to maintain certain net worth levels. In addition, SSG is restricted under the terms of the SSG Credit Facility from, among other things, paying cash dividends and entering into certain transactions without its lender’s prior approval. As of September 30, 2006, SSG had no borrowing outstanding under the SSG Credit Facility and approximately $17.7 million of availability. SSG was in compliance with all of its financial covenants under the SSG Credit Facility as of September 30, 2006. The Company does not have any obligations under the SSG Credit Facility and is not a guarantor of that facility.
     On July 26, 2004, the Company issued promissory notes to the former stockholders of Dixie in the aggregate amount of $500 thousand. Payments of principal are paid monthly and interest accrues at the rate of 4% per annum on any past due principal amount of the notes. The notes mature on July 31, 2009. Principal payments made in the fiscal quarter ended September 30, 2006 were $23 thousand and the remaining principal payments of $271 thousand are due through the fiscal year ending June 30, 2010.
     On May 11, 2005, the Company issued promissory notes to the former stockholders of Salkeld in the aggregate amount of $230 thousand. The notes mature on April 30, 2007. Principal payments made in the fiscal quarter ended September 30, 2006, were $29 thousand, and the remaining principal payments of $67 thousand are due through the fiscal year ending June 30, 2007.
     Our strategic plan involves growth through the acquisition of other companies, and we actively pursue acquisitions in connection with this plan. At any time we may be in various stages of discussions or negotiations with several parties regarding possible acquisitions or other alliances. We used approximately $46.6 million of the net proceeds from the Notes in connection with our acquisitions of Orlando Team Sports, Salkeld, Team Print and 73.2% of the outstanding capital stock of SSG.
Long-Term Financial Obligations and Other Commercial Commitments
     The following table summarizes the outstanding borrowings and long-term contractual obligations of the Company at September 30, 2006, and the effects such obligations are expected to have on liquidity and cash flows in future periods.

	Payments Due by Period
		Less than			After
	Total	1 year	1 – 3 years	4 - 5 years	5 years
Contractual Obligations	(In thousands)
Long-term debt, including current portion	$66,424	$2,187	$14,198	$50,039	$—
Operating leases	9,161	3,138	4,470	1,553	$—
Interest expense and fees on long-term debt	13,453	4,281	7,734	1,438	$—

Total contractual cash obligations	$89,038	$9,606	$26,402	$53,030	$—

     Operating Leases. We lease property and equipment, manufacturing and warehouse facilities, and office space under non-cancellable leases. Certain of these leases obligate us to pay taxes, maintenance and repair costs.
     Off-Balance Sheet Arrangements. We do not utilize off-balance sheet financing arrangements. We do, however, finance the use of certain facilities, office and computer equipment, and automobiles under various non-cancellable operating lease agreements. At September 30, 2006, the total future minimum lease payments under various operating leases we are a party to totaled approximately $9.2 million and, as indicated

in the table above, are payable through fiscal 2011.
     Long-Term Debt and Advances Under Credit Facilities. As of September 30, 2006, we had outstanding $50 million in Notes due 2009. We maintain the Senior Secured Credit Facility with Merrill Lynch. Outstanding advances under the Senior Secured Credit Facility totaled $16.0 million as of September 30, 2006, which consisted of $6.5 million outstanding under the Original Revolving Facility and $9.5 million under the Original Term Note, and are included in other current and non-current liabilities in our consolidated balance sheets. Promissory notes to former stockholders of Dixie and Salkeld and other long-term obligations were approximately $400 thousand. There were no borrowings under the SSG Credit Facility as of September 30, 2006, and the SSG Credit Facility was terminated on November 13, 2006. See “Subsequent Events.”
     We believe the Company’s borrowings under the Senior Secured Credit Facility, cash on hand and cash flows from operations will satisfy the Company’s short-term and long-term liquidity requirements. The Company may experience periods of higher borrowings under the Senior Secured Credit Facility due to the seasonal nature of its business cycles. We are actively seeking expansion through acquisitions and/or joint ventures, and the success of such efforts may require additional bank debt, equity financing, or private financing.
Subsequent Events
     On November 13, 2006, the Company announced it had completed its acquisition of the remaining 26.8% of the capital stock of SSG that it did not already own for approximately $24 million. Under the terms of the Agreement and Plan of Merger, dated September 21, 2006, by and among the Company, SSG and CP Merger Sub, Inc. (“Merger Sub”), Merger Sub was merged with and into SSG, with SSG as the surviving corporation (the “Merger Transaction”). Except for shares of SSG common stock held by the Company, any subsidiary of the Company or any dissenting shareholder, each issued and outstanding share of SSG’s common stock was converted into the right to receive $8.80 in cash.
     On November 13, 2006, the Company entered into an Amended and Restated Credit Agreement (the “Senior Credit Agreement”) with MLBFS, individually and as lender, as administrative agent, sole book runner and sole lead manager to fund the Company’s acquisition under the Merger Transaction of the outstanding shares of SSG that it did not already own, to provide on-going financing for working capital, capital expenditures and other general corporate purposes of the Company and its subsidiaries. The Senior Credit Agreement replaces the Company’s June 29, 2006, Credit Agreement with Merrill Lynch Capital, a division of MLBFS. The Senior Credit Agreement establishes a commitment to the Company to provide up to $55.0 million in the aggregate of loans and other financial accommodations consisting of (a) a thirty-month senior secured loan in the aggregate principal amount of $20.0 million (the “Restated Term Loan”) and (b) a thirty-month secured revolving credit facility in an aggregate principal amount of $35.0 million (the “Restated Revolving Facility” and, together with the Restated Term Loan, the “Senior Credit Facility”). The Senior Credit Facility includes a sub-limit of up to an aggregate amount of $4.0 million in letters of credit.
     Total availability under the Senior Credit Facility is determined by a borrowing formula based on eligible trade receivables and inventories that provides for borrowings against up to 85% of the Company’s eligible trade receivables and 50% of the Company’s eligible inventories, not to exceed in the aggregate the total availability under the Senior Credit Facility. As of November 13, 2006, the Company had $20.0 million outstanding under the Restated Term Loan and approximately $17.9 million outstanding under the Restated Revolving Facility, thereby leaving the Company with approximately $17.0 million of availability under the terms of the borrowing base formula of the Senior Credit Facility. The outstanding balance under the Senior Credit Facility as of November 13, 2006, includes the approximately $24.0 million paid by the Company to the minority stockholders of SSG in connection with the consummation of the Merger Transaction, as well as the $9.5 million balance under the Original Term Loan and the $4.0 balance under the Original Revolving Facility. In addition, the Company terminated the SSG Credit Facility in connection with the Merger Transaction.
     All borrowings under the Senior Credit Facility will bear interest at either (a) LIBOR plus a spread ranging from 1.25% to 2.00% for all borrowings under the Restated Revolving Facility and 1.75% to 3.25% for all borrowings under the Restated Term Loan, with the amount of the spread at any time based on the Company’s Senior Leverage Ratio, or (b) an alternative base rate equal to the higher of (i) the Federal Funds Rate plus 0.50% or (ii) the MLBFS prime rate, plus an additional spread ranging from -0.25% to 0.50% for all borrowings under the Restated Revolving Facility and 0.25% to 1.75% for all borrowings under the Restated Term Loan, with the amount of the spread at any time based on the Company’s Senior Leverage Ratio on a trailing 12-month basis. Until January 1, 2007, the interest rate spreads will be 2.00% for LIBOR loans under the Restated Revolving Facility and 3.25% for LIBOR Loans under the Restated Term Loan, and 0.50% for base rate loans under the Restated Revolving Facility and 1.75% for base rate loans under the Restated Term Loan.
     The Senior Credit Facility includes covenants that require the Company to maintain certain financial ratios. The Company’s Senior Leverage Ratio on a trailing 12-month basis may not exceed 3.00 to 1.00 at December 31, 2006, 2.75 to 1.00 at March 31, 2007, 2.50 to 1.00 at June 30, 2007, 2.25 to 1.00 at September 30 and December 31, 2007 and March 31, 2008, and 2.00 to 1.00 at June 30, 2008 and the last day of each calendar quarter thereafter. The Company’s Fixed Charge Coverage Ratio on a trailing 12-month basis must be at least 1.15 to 1.0 through March 31, 2007, 1.20 to 1.00 through September 30, 2007, 1.25 to 1.00 through March 31, 2008 and 1.35 to 1.00 at all times thereafter.
     The Senior Credit Facility is guaranteed by each of the Company’s wholly-owned subsidiaries and is secured by, among other things, a pledge of all of the issued and outstanding shares of stock of each of the Company’s wholly-owned subsidiaries and a first priority perfected security interest on all of the assets of the Company and each of its wholly-owned subsidiaries.
     The Senior Credit Facility contains customary representations, warranties and covenants (affirmative and negative) and the Senior Credit Facility is subject to customary rights of the lenders and the administrative agent upon the occurrence and during the continuance of an event of default, including, under certain circumstances, the right to accelerate payment of the loans made under the Senior Credit Facility and the right to charge a default rate of interest on amounts outstanding under the Senior Credit Facility.
Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board issued Interpretation No.48, Accounting for Uncertainty in Income Taxes (“Interpretation 48”). Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No.109, Accounting for Income Taxes. Interpretation 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation 48 is effective for fiscal years beginning after December 15, 2006. The Company has not determined the impact, if any, of the implementation of Interpretation 48 on its financial position and results of operations.
     In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). The provisions of FAS 157 define fair value, establish a framework for measuring fair value in generally accepted accounting principles, and expand disclosures about fair value measurements. The provisions of FAS 157 are effective for fiscal years beginning after November 15, 2006. The Company does not believe the adoption of FAS 157 will have a significant effect on its consolidated financial position, results of operations, or cash flows.
     In September 2006, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 will not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.
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

     At September 30, 2006, our total allowance for doubtful accounts was approximately $1.7 million, compared to $1.5 million as of June 30, 2006. The increase in our allowance for doubtful accounts for the fiscal quarter ended September 30, 2006, was primarily attributable to the increase in the Company’s overall sales volume during the fiscal quarter ended September 30, 2006. See Note 5 in Notes to Consolidated Financial Statements.
     Goodwill, Intangibles and Long-lived Assets. We assess the recoverability of the carrying value of goodwill, intangibles and long-lived assets periodically. If circumstances suggest that long-lived assets may be impaired, and a review indicates the carrying value will not be recoverable, the carrying value is reduced to its estimated fair value. As of September 30, 2006, the balance sheet includes approximately $48.2 million of goodwill and intangible assets, net, $10.0 million of fixed assets, net, and $2.6 million of deferred debt issuance costs. The Company has concluded that no impairment exists. Because estimating the recoverability of the carrying value of long-lived assets requires significant management judgment and our use of different estimates that we reasonably could have used would have an impact on our reported net long-lived assets, we believe the accounting estimates related to our impairment testing are “critical accounting estimates.” Management of the Company has discussed this critical accounting estimate with the audit committee of our Board of Directors, and the audit committee has reviewed the Company’s disclosure relating to it in this Quarterly Report on Form 10-Q.
Statement Regarding Forward-Looking Disclosure
     This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Collegiate Pacific and its consolidated subsidiaries to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of net sales, gross profit margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include Collegiate Pacific’s ability to successfully execute its acquisition plans and growth strategy, integration of acquired businesses, global economic conditions, product demand, financial market performance and other risks that are described herein, including but not limited to the items described from time to time in Collegiate Pacific’s Securities and Exchange Commission reports, including Collegiate Pacific’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006. Collegiate Pacific cautions that the foregoing list of important factors is not exclusive. Any forward-looking statements included in this report are made as of the date of filing of this report with the Securities and Exchange Commission, and we assume no obligation and do not intend to update these forward-looking statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Interest Rates. Collegiate Pacific is exposed to interest rate risk in connection with its borrowings under the Senior Secured Credit Facility, which bear interest at floating rates based on London Inter-Bank Offered Rate (“LIBOR”) or the prime rate plus an applicable borrowing margin. For our $50 million of Notes, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.
     As of September 30, 2006, Collegiate Pacific had $50 million in principal amount of fixed rate debt represented by the Notes and $16.0 million of variable rate debt represented by borrowings under the

Senior Secured Credit Facility. Based on the balance outstanding under the variable rate facilities as of September 30, 2006, an immediate change of one percentage point in the applicable interest rate would have caused an increase or decrease in interest expense of approximately $160 thousand on an annual basis. At September 30, 2006, up to $9.5 million of variable rate borrowings were available under Collegiate Pacific’s Original Revolving Facility. There were no borrowings at September 30, 2006, under the SSG Credit Facility. We may use derivative financial instruments, where appropriate, to manage our interest rate risks. However, as a matter of policy, Collegiate Pacific does not enter into derivative or other financial investments for trading or speculative purposes. At September 30, 2006, Collegiate Pacific had no such derivative financial instruments outstanding.
     Foreign Currency and Derivatives. We do not use derivative financial instruments to manage foreign currency risk related to the procurement of merchandise inventories from foreign sources and we do not earn income denominated in foreign currencies. We recognize all of our revenue and pay all of our obligations in U.S. dollars.
Item 4. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures. An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in §240.13a–15(e) or §240.15d–15(e) of the General Rules and Regulations of the Securities Exchange Act of 1934, as amended (the “1934 Act)) as of the end of the period covered by this Quarterly Report. Based on that evaluation, management, including the CEO and CFO, has concluded that, as of September 30, 2006, the Company’s disclosure controls and procedures were effective.
     Changes in Internal Control Over Financial Reporting. Collegiate Pacific’s management, with the participation of Collegiate Pacific’s CEO and CFO, has evaluated whether any change in Collegiate Pacific’s internal control over financial reporting occurred during the first quarter of fiscal 2007. Based on that evaluation, management including the CEO and CFO, has concluded that there has been no change in Collegiate Pacific’s internal control over financial reporting during the first quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
     On December 15, 2005, a stockholder of SSG, Jeffrey S. Abraham, as Trustee of the Law Offices of Jeffrey S. Abraham Money Purchase Plan, dated December 31, 1999, f/b/o Jeffrey S. Abraham, filed a lawsuit in the Court of Chancery of the State of Delaware in and for New Castle County against Emerson Radio Corp., Geoffrey P. Jurick, the Company and its directors, Arthur J. Coerver and Harvey Rothenberg, as well as SSG as a nominal defendant, with a number of causes of action. The plaintiff filed the lawsuit as a class action on behalf of the public stockholders of SSG in connection with the September 8, 2005, Agreement and Plan of Merger pursuant to which the Company was to have acquired the remaining shares of the outstanding capital stock of SSG that it did not already own and the Company’s subsequent acquisition of an additional 1.66 million shares of SSG for approximately $9.2 million cash from an institutional stockholder. The lawsuit seeks damages against Emerson Radio Corp. and Mr. Jurick for breach of fiduciary duty to the SSG stockholders and a derivative claim against the Company and the defendant directors for breach of fiduciary duty and unjust enrichment in connection with the use of SSG assets without due compensation. The defendant directors and the Company filed their answer to the complaint on March 15, 2006. Defendants Emerson and Jurick filed a Motion to Dismiss Count I of the complaint alleging breach of fiduciary duty as to Emerson and Jurick. The Court issued its Opinion on July 5, 2006 and ordered that Count I as to Emerson and Jurick be dismissed for failure to state a claim upon which relief can be granted. Proceedings in this case have been stayed indefinitely by agreement of the parties.
     On July 14, 2006, Costa Brava Partnership III L.P., Greenwood Capital L.P., and Greenwood Investors, L.P., filed a complaint in the Court of Chancery of the State of Delaware in and for New Castle County, against Mr. Geoffrey P. Jurick, Thomas P. Triechler, Peter Bunger, Terrence Babilla and the Company. This lawsuit seeks damages against Messrs. Jurick, Triechler, Bunger and Babilla for alleged breaches of their fiduciary duties to SSG’s minority stockholders in connection with Emerson Radio Corp.’s sale of its interest in SSG to the Company. The plaintiffs also seek damages from the Company for allegedly aiding and abetting the individual defendants’ alleged breaches of fiduciary duty. The complaint incorporates SSG company information obtained by plaintiffs through an action seeking books and records of SSG captioned Costa Brava Partnership III L.P. v. Sport Supply Group, Inc., C.A. No. 1885-N. The books and records case was ultimately dismissed after SSG agreed to produce certain documents. All defendants filed motions to dismiss on August 9, 2006. The defendants filed their opening briefs in support of their motions to dismiss on September 27, 2006. Oral argument on the motions to dismiss is scheduled for November 28, 2006.
     On September 21, 2006, Jeffrey S. Abraham, as Trustee of the Law Offices of Jeffrey S. Abraham Money Purchase Plan, dated December 31, 1999, f/b/o Jeffrey S. Abraham, filed a complaint in the Court of Chancery of the State of Delaware in and for New Castle County, C.A. No. 2435-N against the Company, Michael J. Blumenfeld, the four directors of SSG, Arthur J. Coerver, Harvey Rothenberg, Robert W. Philip and Thomas P. Treichler, and SSG, as a nominal defendant The Plaintiff is a stockholder of SSG and brought the action as a class action on behalf of all SSG minority stockholders in connection with the September 20, 2006, Agreement and Plan of Merger pursuant to which the Company acquired the remaining shares of the outstanding capital stock of SSG that it did not already own. The plaintiff alleges, among other things, that the $8.80 cash price per share of SSG common stock paid to the minority stockholders in the merger is unfair in that it fails to take into account the value of SSG, its improving financial results and its value in comparison to similar companies. The plaintiff also alleges that the process by which the merger agreement was arrived at could not have been the product of good faith and fair dealing in that the Company and Mr. Blumenfeld acted in bad faith by taking various actions to depress the price of SSG common stock and dry up the market liquidity in such shares, all in an effort to effect the merger. In addition, the plaintiff alleges that the directors of SSG breached their fiduciary duties of good faith and loyalty to the plaintiff and the other minority stockholders in the merger agreement negotiations. The plaintiff requested that the merger be enjoined or in the alternative, damages be awarded to the SSG minority stockholders. The plaintiff also seeks the costs of bringing the action, including reasonable attorneys fees and experts’ fees.
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
Item 6. Exhibits.
A. Exhibits.
     The following exhibits are filed as part of this report:

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated September 22, 2006, by and among Collegiate Pacific Inc., CP Merger Sub, Inc. and Sport Supply Group, Inc.	Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 21, 2006.

2.2	First Amendment to Agreement and Plan of Merger, dated November 13, 2006, by and among Collegiate Pacific Inc., CP Merger Sub, Inc. and Sport Supply Group, Inc.	Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 13, 2006.

10.1	Letter Agreement, dated November 10, 2006, by and between Collegiate Pacific Inc. and Merrill Lynch Business Financial Services Inc.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 13, 2006.

10.2	Amended and Restated Credit Agreement, dated November 13, 2006, by and among Collegiate Pacific Inc., the financial institutions or other entities from time to time parties thereto, each	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 13, 2006.

Exhibit
Number	Description

as a Lender, and Merrill Lynch Business Financial Services Inc., individually as a Lender, as Administrative Agent, Sole Bookrunner and Sole Lead Manager.

31.1	Certification of Adam Blumenfeld pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of William R. Estill pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Adam Blumenfeld and William R. Estill pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith

**	Furnished herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

COLLEGIATE PACIFIC INC.
Dated: November 14, 2006	/s/ Adam Blumenfeld
Adam Blumenfeld, Chief Executive Officer

/s/ William R. Estill
William R. Estill, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
     The following exhibits are filed as part of this report:

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated September 22, 2006, by and among Collegiate Pacific Inc., CP Merger Sub, Inc. and Sport Supply Group, Inc.	Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 21, 2006.

2.2	First Amendment to Agreement and Plan of Merger, dated November 13, 2006, by and among Collegiate Pacific Inc., CP Merger Sub, Inc. and Sport Supply Group, Inc.	Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 13, 2006.

10.1	Letter Agreement, dated November 10, 2006, by and between Collegiate Pacific Inc. and Merrill Lynch Business Financial Services Inc.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 13, 2006.

10.2	Amended and Restated Credit Agreement, dated November 13, 2006, by and among Collegiate Pacific Inc., the financial institutions or other entities from time to time parties thereto, each as a Lender, and Merrill Lynch Business Financial Services Inc., individually as a Lender, as Administrative Agent, Sole Bookrunner and Sole Lead Manager.	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 13, 2006.

31.1	Certification of Adam Blumenfeld pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of William R. Estill pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Adam Blumenfeld and William R. Estill pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith

**	Furnished herewith