Form 10-Q
period 2006-12-31
COLLEGIATE PACIFIC INC
filed 2007-02-14
CIK 828747

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2006

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
Yes ☐     No ☑
     As of February 8, 2007, there were 10,233,560 shares of the issuer’s common stock outstanding.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,	June 30,
	2006	2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,675	$4,079
Accounts receivable, net of allowance for doubtful accounts of $2,241 and $1,496 respectively	31,837	31,004
Inventories	40,072	37,185
Current portion of deferred taxes	3,231	2,625
Prepaid income taxes	1,068	1,607
Prepaid expenses and other current assets	3,018	2,199

Total current assets	83,901	78,699
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $3,797 and $2,755, respectively	9,867	10,087
DEFERRED DEBT ISSUANCE COSTS, net of accumulated amortization of $1,527 and $1,076, respectively	2,817	2,782
INTANGIBLE ASSETS, net of accumulated amortization of $2,834 and $2,188, respectively	8,570	9,014
GOODWILL	55,588	40,280
DEFERRED INCOME TAXES	2,807	3,156
OTHER ASSETS, net	160	417

Total assets	$163,710	$144,435

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$18,335	$14,802
Accrued liabilities	6,812	5,896
Dividends payable	256	256
Accrued interest	358	329
Current portion of long-term debt	3,145	2,210
Deferred tax liability	18	15

Total current liabilities	28,924	23,508
DEFERRED TAX LIABILITY	3,101	3,259
NOTES PAYABLE AND OTHER LONG-TERM DEBT	82,502	62,284
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST IN SUBSIDIARY	—	8,150
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 10,319,586 and 10,315,191 shares issued and 10,233,560 and 10,229,165 shares outstanding, respectively	103	103
Additional paid-in capital	43,199	43,162
Retained earnings	6,538	4,626
Treasury stock at cost, 86,026 shares	(657)	(657)

Total stockholders’ equity	49,183	47,234

Total liabilities and stockholders’ equity	$163,710	$144,435

The accompanying notes are an integral part of these condensed consolidated financial statements.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Net sales	$49,384	$46,401	$117,547	$111,676
Cost of sales	32,009	31,259	76,109	75,219

Gross profit	17,375	15,142	41,438	36,457

Selling, general and administrative expenses	17,250	16,192	34,053	31,928

Operating profit (loss)	125	(1,050)	7,385	4,529

Other income (expense):
Interest income	67	28	114	74
Interest expense	(1,483)	(1,119)	(2,717)	(2,118)
Other income	55	64	92	89

Total other expense	(1,361)	(1,027)	(2,511)	(1,955)

Income (loss) before minority interest in income (loss) of consolidated subsidiary and income taxes	(1,236)	(2,077)	4,874	2,574

Income tax provision (benefit)	(393)	(624)	1,919	1,026

Minority interest in income (loss) of consolidated subsidiary, net of tax	28	(482)	531	(56)

Net income (loss)	$(871)	$(971)	$2,424	$1,604

Weighted average number of shares outstanding:
Basic	10,230,428	10,182,599	10,229,796	10,170,278

Diluted	10,230,428	10,182,599	10,382,510	10,643,327

Net income (loss) per share common stock – basic	$(0.09)	$(0.10)	$0.24	$0.16

Net income (loss) per share common stock – diluted	$(0.09)	$(0.10)	$0.23	$0.15

Dividends declared per share common stock	$0.025	$0.025	$0.05	$0.05

The accompanying notes are an integral part of these condensed consolidated financial statements.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,424	$1,604
Adjustments to reconcile net income to cash provided by operating activities:
Provision for uncollectible accounts receivable	999	470
Depreciation expense	1,115	551
Amortization expense	544	836
Amortization of deferred debt issuance costs	451	342
Deferred taxes	501	(231)
Stock-based compensation expense	—	59
Minority interest in consolidated subsidiary	531	(56)
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable	(1,832)	(3,508)
Inventories	(2,887)	(2,936)
Prepaid expenses and other current assets	(819)	(1,481)
Other assets, net	(329)	116
Accounts payable	3,533	3,302
Accrued liabilities and interest	945	(1,630)
Taxes payable	539	278

Net cash provided by (used in) operating activities:	5,715	(2,284)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(895)	(172)
Cash used in business acquisitions, net of cash acquired of $0 and $970, respectively	(24,902)	(43,165)

Net cash used in investing activities:	(25,797)	(43,337)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank line of credit	33,263	72,064
Payments on notes payable and line of credit	(12,110)	(57,290)
Payment of dividends	(512)	(510)
Proceeds from issuance of common stock	37	70

Net cash provided by financing activities:	20,678	14,334

Net change in cash and cash equivalents	596	(31,287)
Cash and cash equivalents at beginning of period	4,079	40,326

Cash and cash equivalents at end of period	$4,675	$9,039

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2,238	$1,702

Cash paid for income taxes	$835	$723

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
2. Business Combinations:
     On July 1, 2005, the Company completed the acquisition of 53.2% of the outstanding capital stock of Sport Supply Group, Inc. (“SSG”) from Emerson Radio Corp and Emerson Radio (Hong Kong) Limited for $32 million in cash. SSG is a direct marketer and supplier of sporting goods and physical education equipment principally to the institutional and youth sports market. The acquisition of 53.2% of SSG was accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of SSG have been included in the Company’s consolidated financial statements since the date of acquisition. The purchase price was allocated to assets acquired of approximately $41.3 million, which included cash of $863 thousand, plus identifiable intangible assets, which included $3.2 million for non-compete agreements, $1.3 million for customer relationships, $660 thousand for a customer database, $327 thousand for significant contracts, $221 thousand for contractual backlog, $43 thousand for photo library and $14 thousand for a bid database calendar, and liabilities assumed based on their respective estimated fair values of approximately $26.8 million at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill in the amount of approximately $11.9 million.
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
     Also on November 22, 2005, the Company announced its purchase of 1,661,900 shares of SSG, or an additional 18% of SSG’s outstanding common shares, for approximately $9.2 million in cash from an institutional holder, representing a purchase price of $5.55 per share. In addition, the Company purchased during that same fiscal quarter an additional 155,008 shares of SSG for $746 thousand in open market transactions at an average price of $4.81 per share. The purchase of these additional shares of SSG increased goodwill by approximately $4.3 million.
     On November 13, 2006, the Company announced it had completed its acquisition of the remaining 26.8% of the capital stock of SSG that it did not already own for approximately $24.9 million (the “Merger Transaction”). Under the terms of the Merger Transaction, a wholly-owned subsidiary of the

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Company was merged with and into SSG, with SSG as the surviving corporation. Each issued and outstanding share of SSG’s common stock was converted into the right to receive $8.80 in cash.
     The Company acquired SSG after considering the historic levels of earnings achieved by SSG. The consideration paid was agreed upon after the Company determined the potential impact on future earnings of the integrated companies.
     The goodwill acquired by the Company in connection with the SSG acquisition is not deductible for income tax purposes. The pro forma operating results of the Company as if the acquisition of 100% of SSG had occurred on July 1, 2005 are not materially different for the periods presented than the actual results and, therefore, pro forma results have been omitted.
     In August 2005, the Company completed the acquisition of substantially all of the operating assets of Team Print from Mr. Albert Messier, one of the former principal stockholders of Salkeld & Sons, Inc., for approximately $1.0 million in cash and the issuance of 53,248 shares of the Company’s common stock to Mr. Messier, which were valued at approximately $641 thousand and based on the average closing price of the Company’s common stock five days prior to May 10, 2005. Team Print is an embroiderer and screen printer of sports apparel and accessories. The Company’s wholly owned subsidiary, Kesslers Team Sports, Inc. employs Mr. Messier. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill in the amount of $1.2 million. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the goodwill associated with this acquisition is not being amortized but will be tested annually for impairment.
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
3. Net Sales:
     The Company’s net sales to external customers are attributable to sales of sporting goods equipment and soft goods. The following table details the Company’s consolidated net sales by these product lines for the three and six months ended December 31, 2006, and 2005:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
		(Unaudited, in thousands)
Sporting goods equipment	$27,403	$26,221	$69,970	$68,526
Soft goods	21,981	20,180	47,577	43,150

Net sales	$49,384	$46,401	$117,547	$111,676

4. Inventories:
     Inventories are carried at the lower of cost or market using the weighted-average cost method for items purchased for resale and the standard cost method (which approximates average cost) for manufactured items.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     Inventories at December 31, 2006 and June 30, 2006 consisted of the following (in thousands):

	December 31,	June 30,
	2006	2006
Raw materials	$2,452	$1,893
Work in progress	197	116
Finished goods	37,423	35,176

Inventories	$40,072	$37,185

5. Allowance for Doubtful Accounts:
     Changes in the Company’s allowance for doubtful accounts for the six months ended December 31, 2006, and the fiscal year ended June 30, 2006, are as follows (in thousands):

	December 31,	June 30,
	2006	2006
Balance at beginning of period	$1,496	$1,042
Provision for uncollectible accounts receivable	999	982
Accounts written off, net of recoveries	(254)	(528)

Balance at end of period	$2,241	$1,496

6. Income Per Share:
     The table below outlines the determination of the number of diluted shares of common stock used in the calculation of diluted earnings per share as well as the calculation of diluted earnings per share for the periods presented:

	For the Three Months		For the Six Months
	Ended		Ended
	December 31,		December 31,
	2006	2005	2006	2005
	(In thousands except share and per share data)
Determination of diluted number of shares:
Net income available to common	$(871)	$(971)	$2,424	$1,604
Average common shares outstanding	10,230,428	10,182,599	10,229,796	10,170,278
Assumed exercise of dilutive stock options(1)	—	—	152,714	473,049
Assumed conversion of subordinated debentures(2)	—	—	—	—

Diluted average common shares outstanding (b)	10,230,428	10,182,599	10,382,510	10,643,327

Calculation of diluted earnings per share:
Net income	$(871)	$(971)	$2,424	$1,604
Add: interest component on assumed conversion of subordinated debentures, net of taxes(2)	—	—	—	—

Net income, adjusted (a)	$(871)	$(971)	$2,424	$1,604
Diluted earnings per share (a/b)	$(.09)	$(.10)	$0.23	$0.15

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	For the three and six months ended December 31, 2006 and December 31, 2005, 4,527,769 and 4,912,311 shares and 3,759,469 and 4,259,640 shares, respectively, related to outstanding stock options and shares reserved for issuance under the outstanding convertible bonds were not included in the calculation of fully diluted earnings per share since the effect of those options would have been antidilutive.

(2)	Convertible bonds of $50,000,000 were issued in November 2004. For all periods ended December 31, 2006 and 2005, these bonds were antidilutive in the computation of earnings per share; however, in future periods they may be dilutive.
7. Stock Based Compensation:
     On December 11, 1998, the Company’s stockholders approved a stock option plan, (the “1998 Collegiate Pacific Inc. Stock Option Plan”). This plan authorized the Company’s Board of Directors to grant employees, directors and consultants of the Company up to an aggregate of 400,000 shares of the Company’s common stock, $0.01 par value per share. The options vest in full upon the employee’s one-year anniversary of employment with the Company or the award date if the employee has been employed for at least one year on the grant date. The number of shares available under the 1998 Collegiate Pacific Inc. Stock Option Plan was increased to 1,000,000 upon approval by the Company’s stockholders on March 20, 2001, and increased to 1,500,000 upon approval by the Company’s stockholders on January 15, 2004. The remaining outstanding options expire at various dates through June 2015. There are 30,700 options available for grant under the 1998 Collegiate Pacific Inc. Stock Option Plan .
     On December 15, 2006, the Company’s stockholders approved a new stock option plan, (the “2007 Collegiate Pacific Inc. Stock Option Plan”). This plan authorized the Company’s Board of Directors to grant employees, directors and consultants of the Company up to an aggregate of 500,000 shares of the Company’s common stock, $0.01 par value per share. The options begin vesting on the first anniversary of the date of grant. No options have been granted under the 2007 Collegiate Pacific Stock Option Plan.
     The Company accounts for its stock options under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payments (“SFAS 123(R)”). The Company is currently using the Black-Scholes option pricing model to determine the fair value of all option grants.
     At December 31, 2006, there was no unrecognized compensation cost related to unvested stock options remaining to be recognized. There were no excess tax benefits realized from the exercise of stock options during the six month period ended December 31, 2006. For the fiscal year ended June 30, 2006, the Company recorded approximately $60 thousand for stock based compensation expense related to the vesting of stock options previously granted. The Company recorded this amount in selling, general and administrative expenses.
     A summary of the Company’s stock option activity for the six months ended December 31, 2006 is as follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding at July 1, 2006	1,144,600	$8.56
Granted	—	—
Exercised	(4,400)	8.37
Forfeited or cancelled	(25,400)	9.42
Outstanding at December 31, 2006	1,114,800	$8.54

Exercisable at December 31, 2006	1,114,800	$8.54

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The intrinsic value of options exercisable at December 31, 2006 and June 30, 2006, was $1,894 thousand and $3,111 thousand, respectively. The Company did not grant any options during the six months ended December 31, 2006 or 2005.
     The intrinsic value of options exercised and the total fair value of options vested during the periods ended December 31, 2006 and December 31, 2005 were not material.
     The following table summarizes additional information about stock options at December 31, 2006:

	Outstanding
		Weighted
		Average
		Remaining	Weighted
		Contractual	Average
		Life	Exercise
Exercise price	Shares	(In Years)	Price
$3.89 - $4.81	120,500	4.35	$3.91
$4.90 - $6.13	317,550	5.06	$5.85
$8.73 - $9.73	470,750	7.13	$9.30
$10.70 - $14.34	206,000	7.95	$13.68

	1,114,800

8. Intangible Assets:
     Intangible assets at December 31, 2006 and June 30, 2006, consisted of the following:

		December 31, 2006			June 30, 2006
	Asset	Gross		Net	Gross		Net
	Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Value	Amortization	Value	Value	Amortization	Value
			(In thousands)			(In thousands)
Amortizable intangible assets:
Trademarks	10-15	$343	$187	$156	$343	$166	$177
Non-compete agreements	10	3,200	480	2,720	3,200	320	2,880
Customer relationships	10	3,343	1,007	2,336	3,343	788	2,555
Contractual backlog	0.25-0.50	427	427	—	427	427	—
Customer database	3	660	330	330	660	220	440
Significant contracts	5	327	98	229	327	65	262
License agreements and other	3-10	494	305	189	292	202	90

Total amortizable intangible assets		$8,794	$2,834	$5,960	$8,592	$2,188	$6,404

Non-amortizable intangible assets:
Trademarks		$2,610	—	$2,610	$2,610	—	$2,610

Total non-amortizable intangible assets		$2,610	—	$2,610	$2,610	—	$2,610

Total identifiable intangible assets		$11,404	$2,834	$8,570	$11,202	$2,188	$9,014

Goodwill – June 30, 2006		$40,280
Acquisitions		16,221
Changes in deferred tax valuation allowance		(913)

Goodwill – December 31, 2006		$55,588

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
9. Stockholders’ Equity:
     Changes in stockholders’ equity during the six months ended December 31, 2006, were as follows (in thousands):

Stockholders’ equity at June 30, 2006	$47,234
Issuance of stock for cash	37
Net income	2,424
Dividends declared	(512)

Stockholders’ equity at December 31, 2006	$49,183

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
     Collegiate Pacific Inc. (“Collegiate Pacific,” “we,” “us,” “our,” or the “Company”) is a marketer, manufacturer and distributor of sporting goods equipment, soft good athletic apparel and footwear products (“soft goods”), physical education, recreational and leisure products primarily to the non-retail institutional market in the United States. The institutional market generally consists of youth sports programs, YMCAs, YWCAs, park and recreational organizations, schools, colleges, churches, government agencies, athletic teams, athletic clubs and dealers. We sell our products directly to our customers primarily through the distribution of our unique, informative catalogs and fliers, our strategically located road sales professionals, our telemarketers and the internet. We offer a broad line of sporting goods and equipment, soft goods and other recreational products, as well as provide after-sale customer service. We currently market approximately 23 thousand sports related equipment products, soft goods and recreational related equipment and products to institutional, retail, internet, sports teams and sporting goods dealer-type customers. Since commencing operations in early 1998, we have sold our products to approximately 173,000 customers. References herein to “fiscal 2005,” “fiscal 2006” and “fiscal 2007” refer to our fiscal years ended or ending, as the case may be, June 30, 2005, 2006 and 2007, respectively.
Consolidated Results of Operations
     The following table compares selected financial data from the Condensed Consolidated Statements of Income for the three and six months ended December 31, 2006 and 2005:

	For the Three Months Ended				For the Six Months Ended
	December 31,				December 31,
			Increase				Increase
	2006	2005	Dollars	Percentage	2006	2005	Dollars	Percentage
	(dollars in thousands, except per share amounts)
Net sales	$49,384	$46,401	$2,983	6.4%	$117,547	$111,676	$5,871	5.3%
Gross profit	17,375	15,142	2,233	14.8%	41,438	36,457	4,981	13.7%
Operating profit (loss)	125	(1,050)	1,175	111.9%	7,385	4,529	2,856	63.1%
Net income (loss)	(871)	(971)	100	10.3%	2,424	1,604	820	51.1%
Net income (loss) per share – basic	$(0.09)	$(0.10)	$0.01	10.0%	$0.24	$0.16	$0.08	50.0%
Net income (loss) per share – diluted	$(0.09)	$(0.10)	$0.01	10.0%	$0.23	$0.15	$0.08	53.3%

Expressed as a percentage of net sales:
Gross profit margin	35.2%	32.6%			35.3%	32.6%
Selling, general and administrative expenses	34.9%	34.9%			29.0%	28.6%
Operating profit (loss)	0.3%	(2.3%)			6.3%	4.1%

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
     Also on November 22, 2005, the Company announced its purchase of 1,661,900 shares of SSG, or an additional 18% of SSG’s outstanding common shares, for approximately $9.2 million in cash from an institutional holder, representing a purchase price of $5.55 per share. In addition, the Company purchased during that same fiscal quarter an additional 155,008 shares of SSG for $746 thousand in open market transactions at an average price of $4.81 per share. The purchase of these additional shares of SSG increased goodwill by approximately $4.3 million.
     On November 13, 2006, the Company announced it had completed its acquisition of the remaining 26.8% of the capital stock of SSG that it did not already own for approximately $24.9 million (the “Merger Transaction”). Under the terms of the Merger Transaction, a wholly-owned subsidiary of the Company was merged with and into SSG, with SSG as the surviving corporation. Each issued and outstanding share of SSG’s common stock was converted into the right to receive $8.80 in cash.
     The Company acquired SSG after considering the historic levels of earnings achieved by SSG. The consideration paid was agreed upon after the Company determined the potential impact on future earnings of the integrated companies. For income tax purposes, the goodwill acquired by the Company in connection with the SSG acquisition is not deductible.
     In August 2005, the Company completed the acquisition of substantially all of the operating assets of Team Print from Mr. Albert Messier, one of the former principal stockholders of Salkeld & Sons, Inc. (“Salkeld”), for approximately $1.0 million in cash and the issuance of 53,248 shares of the Company’s common stock to Mr. Messier, which were valued at approximately $641 thousand and based on the average closing price of the Company’s common stock five days prior to May 10, 2005. Team Print is an embroiderer and screen printer of sports apparel and accessories. The Company’s wholly owned subsidiary, Kesslers Team Sports, Inc. (“Kesslers”) employs Mr. Messier. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill in the amount of $1.2 million. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the goodwill associated with this acquisition is not being amortized but will be tested annually for impairment.
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
     In an effort to streamline the accounting and legal operations of the Company’s team dealers, on January 1, 2007, the Company caused to be effected the merger of Salkeld with and into Kesslers and CMS of Central Florida d/b/a Orlando Team Sports (“OTS”) with and into Dixie Sporting Goods Co., Inc. (“Dixie”). As a result of these mergers, the Company now conducts its team dealer business through Kesslers and Dixie, each of which is a wholly-owned subsidiary of the Company.
Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005
     Net Sales. Net sales for the fiscal quarter ended December 31, 2006, totaled $49.4 million compared to $46.4 million for the fiscal quarter ended December 31, 2005, an increase of $3.0 million, or 6.4%. The increase in net sales was primarily attributable to an increase in catalog and consumer direct internet sales of $1.7 million, an increase in sales through our road sales force of $700 thousand, and an increase in freight and install revenues of $600 thousand. The sales growth in the fiscal quarter ended December 31, 2006 was from organic growth. The revenue impact from acquisitions was immaterial.
     Historically, sales of our sporting goods have experienced seasonal fluctuations. This seasonality causes our financial results to vary from quarter to quarter, which usually results in lower net sales and operating profit in the second quarter of our fiscal year (October through December) and higher net sales and operating profit in the remaining quarters of our fiscal year. We attribute this seasonality primarily to the budgeting procedures of our customers and the seasonal demand for our products, which have historically been driven by spring and summer sports. Generally, between the months of October and December, there is a lower level of sports activities at our non-retail institutional customer base, a higher degree of adverse weather conditions and a greater number of school recesses and major holidays. We believe the operations of our team dealers, which have a greater focus on fall and winter sports, have reduced the seasonality of our financial results.
     Gross Profit. Gross profit for the fiscal quarter ended December 31, 2006, was $17.4 million, or 35.2% of net sales, compared with $15.1 million, or 32.6% of net sales, for the fiscal quarter ended December 31, 2005. Gross profit for the fiscal quarter ended December 31, 2006, increased by approximately $2.2 million compared to the prior year and was primarily due to a combination of an increase in sales volume, our customer and product mix, product pricing and $300 thousand of required inventory adjustments from our acquisition of SSG, which were recorded in the fiscal quarter ended December 31, 2005.
     We include the acquisition and manufacturing costs of our inventories, and the cost of shipping and handling (freight costs) in determining our total cost of sales. Our total cost of sales for the fiscal quarter ended December 31, 2006, was $32.0 million, or 64.8% of net sales, compared to $31.3 million, or 67.4% of net sales, for the same period last fiscal year. Our total cost of sales for the quarter ended December 31, 2006, consisted of $27.6 million for the acquisition cost of inventories, $3.4 million in freight costs, $250 thousand for the write-off of obsolete or damaged inventories and $744 thousand for labor and overhead cost associated with the products we manufacture.

     Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses for the fiscal quarter ended December 31, 2006, were $17.3 million, or 34.9% of net sales, compared with $16.2 million, or 34.9% of net sales, for the fiscal quarter ended December 31, 2005. During the fiscal quarter ended December 31, 2006, SG&A expenses primarily consisted of the following:
•	personnel related expenses of approximately $9.2 million;

•	advertising of approximately $1.7 million;

•	depreciation and amortization of approximately $808 thousand;

•	bad debt of approximately $730 thousand;

•	rent expense of approximately $699 thousand;

•	computer services and supplies of approximately $658 thousand;

•	travel of approximately $511 thousand;

•	legal and accounting fees in the amount of approximately $368 thousand;

•	insurance related expenses of approximately $213 thousand; and

•	Sarbanes-Oxley related compliance costs in the amount of approximately $73 thousand.
     The $1.1 million increase in SG&A expenses we experienced in the fiscal quarter ended December 31, 2006, compared to the same period last year was primarily attributable to personnel related expenses, which increased $832 thousand, an increase in advertising expenses of $327 thousand to support sales growth, and a bad debt expense increase of $525 thousand related to management’s assessment of the quality of accounts receivable during the fiscal quarter ended December 31, 2006, partially offset by a decrease in legal and accounting expenses of $427 thousand.
     Operating Profit (Loss). Operating profit for the fiscal quarter ended December 31, 2006, was $125 thousand, or 0.3% of net sales, compared to an operating loss of $(1.1) million, or (2.3%) of net sales for the fiscal quarter ended December 31, 2005. The increase in operating profit was primarily attributable to the increase in net sales and gross profit, partially offset by the increase in SG&A expenses during the period.
     Interest Expense, and Interest and Other Income. Interest expense, and interest and other income for the fiscal quarter ended December 31, 2006, increased to $1.4 million, compared to $1.0 million for the fiscal quarter ended December 31, 2005. The increase in interest expense for the fiscal quarter ended December 31, 2006, was due to increased borrowings under the Company’s revolving credit facility and notes payable. See “Liquidity and Capital Resources.”
     Minority Interest. Minority interest for the fiscal quarter ended December 31, 2006 was $28 thousand compared to $(482) thousand for the three months ended December 31, 2005. Minority interest reflects the minority stockholders’ share in SSG’s income or loss for the three months ended December 31, 2006 and 2005.
     Income Taxes. Income tax benefit for the fiscal quarter ended December 31, 2006, was $393 thousand compared to income tax benefit of $624 thousand for the fiscal quarter ended December 31, 2005. The decrease in income tax benefit was primarily attributable to lower operating losses before taxes during the period.
     Net Loss. Net loss for the fiscal quarter ended December 31, 2006 was $871 thousand or (1.8%) of net sales, compared to a net loss of $971 thousand, or (2.1%) of net sales, for the fiscal quarter ended December 31, 2005. The decrease in net loss was attributable to an increase in net sales and gross margin, partially offset by increases in SG&A expenses and interest expense.
Six Months Ended December 31, 2006 Compared to Six Months Ended December 31, 2005
     Net Sales. Net sales for the six months ended December 31, 2006, totaled $117.5 million compared to $111.7 million for the six months ended December 31, 2005, an increase of $5.8 million, or 5.2%. The increase in net sales was primarily attributable to an increase in catalog and consumer direct internet sales of $2.2 million, an increase in the sale of soft goods and sporting equipment through our road sales force of $2.6 million, and an increase in freight and install revenue of $1.0 million.
     Historically, sales of our sporting goods have experienced seasonal fluctuations. This seasonality causes our financial results to vary from quarter to quarter, which usually results in lower net sales and operating profit in the second quarter of our fiscal year (October through December) and higher net sales and operating profit in the remaining quarters of our fiscal year. We attribute this seasonality primarily to the budgeting procedures of our customers and the seasonal demand for our products, which have historically been driven by spring and summer sports. Generally, between the months of October and December of each fiscal year, there is a lower level of sports activities at our non-retail institutional customer base, a higher degree of adverse weather conditions and a greater number of school recesses and major holidays. We believe the operations of our team dealers which have a greater focus on fall and winter sports, have reduced the seasonality of our financial results.
     Gross Profit. Gross profit for the six months ended December 31, 2006, was $41.4 million, or 35.3% of net sales, compared with $36.5 million, or 32.6% of net sales, for the six months ended December 31, 2005. Gross profit for the six months ended December 31, 2006 increased approximately $4.9 million compared to the prior year and was primarily due to a combination of an increase in sales volume, our customer and product mix, product pricing and $1.2 million of required inventory adjustments from our acquisition of SSG, which were recorded during the six months ended December 31, 2005.
     We include the acquisition and manufacturing costs of our inventories, and the cost of shipping and handling (freight costs) in the determination of our total cost of sales. Our total cost of sales for the six months ended December 31, 2006, was $76.1 million, or 64.7% of net sales, compared to $75.2 million, or 67.4% of net sales in the same period last fiscal year. Our total cost of sales for the six months ended December 31, 2006, consisted of $66.0 million for the acquisition cost of inventories, $8.0 million in freight costs, $419 thousand for the write-off of obsolete or damaged inventories, and $1.6 million for labor and overhead costs associated with the products we manufacture.
     Selling, General and Administrative Expenses. SG&A expenses for the six months ended December 31, 2006, were $34.1 million, or 29.0% of net sales, compared to $31.9 million, or 28.6% of net sales, for the six months ended December 31, 2005. During the six months ended December 31, 2006, SG&A expenses primarily consisted of the following:
•	personnel related expenses of approximately $18.9 million;

•	advertising of approximately $3.1 million;

•	depreciation and amortization of approximately $1.6 million;

•	rent of approximately $1.4 million;

•	computer services and supplies of approximately $1.3 million;

•	travel of approximately $1.1 million;

•	bad debt of approximately $1.0 million;

•	legal and accounting fees in the amount of approximately $786 thousand;

•	bank charges of approximately $531 thousand;

•	insurance related expenses of approximately $462 thousand; and

•	Sarbanes-Oxley related compliance costs in the amount of approximately $124 thousand.
     The $2.2 million increase in SG&A expenses we experienced during the six months ended December 31, 2006, compared to the same period last year, was primarily attributable to an increase in personnel related expenses of $2.2 million to support sales growth, and a bad debt expense increase of $511 thousand related to management’s ongoing assessment of the quality of accounts receivable, offset by a decrease of $518 thousand in legal and accounting fees.
     Operating Profit. Operating profit for the six months ended December 31, 2006, increased to $7.4 million, or 6.3% of net sales, compared to an operating profit of $4.5 million, or 4.1% of net sales for the six months ended December 31, 2005. The increase in operating profit was primarily attributable to the increase in net sales and gross profit, which was offset by the increase in SG&A expenses during the period.
     Interest Expense, and Interest and Other Income. Interest expense and interest and other income for the six months ended December 31, 2006, increased to $2.5 million, compared to $2.0 million for the six months ended December 31, 2005. Interest expense increased due to increased borrowings under the Company’s revolving credit facility and notes payable. See “Liquidity and Capital Resources.”
     Minority Interest. Minority interest of $531 and $(56) thousand for the six months ended December 31, 2006 and 2005, respectively reflects the minority interest stockholders’ share in SSG’s income or loss.
     Income Taxes. Income tax expense for the six months ended December 31, 2006 was $1.9 million, which is approximately 39.4% of our income before minority interest in income and income taxes, compared to $1.0 million, which was approximately 39.9% of our income before minority interest in income and income taxes for the six months ended December 31, 2005. The increase in income tax expense was primarily attributable to the increase in income during the period. The increase in the effective rate was primarily due to legislated tax law changes in the State of Texas.
     Net Income. Net income for the six months ended December 31, 2006, increased to $2.4 million, or 2.1% of net sales, compared to net income of $1.6 million, or 1.4% of net sales, for the six months ended December 31, 2005.

Liquidity and Capital Resources
Liquidity
     The increase in cash for the six months ended December 31, 2006, compared to June 30, 2006, was primarily attributable to net cash from operating activities and borrowings under the Company’s revolving credit facility.
     Operating Activities. Cash flows from operating activities during the six months ended December 31, 2006, provided approximately $5.7 million in cash compared to the use of approximately $2.3 million of cash during the six months ended December 31, 2005. The cash flows from operating activities during the six months ended December 31, 2006, resulted primarily from net income, which represents our principal source of cash flows.
     Increases in operating cash flows compared to the operating cash flows during the six months ended December 31, 2005, were attributable to:
•	an increase in accounts receivable of $1.8 million during the six months ended December 31, 2006, compared to a $3.5 million increase in accounts receivable during the six months ended December 31, 2005, which is primarily attributable to the improved management of accounts receivable in our catalog operations; and

•	an increase in non-cash expenses including depreciation, amortization and bad debt expense during the six months ended December 31, 2006, compared to the six months ended December 31, 2005; and

•	an increase in accrued liabilities and interest of $945 thousand during the six months ended December 31, 2006, compared to a decrease of $1.6 million during the six months ended December 31, 2005, which was primarily due to accrued personnel related expenses, state franchise taxes and other accrued liabilities.
     Investing Activities. Cash used in investing activities during the six months ended December 31, 2006, was $25.8 million, compared to $43.3 million of cash used in investing activities during the six months ended December 31, 2005. During the six months ended December 31, 2006, the Company used approximately $24.9 million to complete its acquisition of the 26.8% of the capital stock of SSG that it did not already own, compared to the same period in fiscal 2006, when $43.2 million (net of cash acquired) was used to acquire outstanding capital stock of SSG and Team Print. Purchases of property and equipment during the six months ended December 31, 2006, were $895 thousand. Property and equipment purchased during the six months ended December 31, 2006, included computer equipment, software and leasehold improvements. The Company will incur approximately $1.5 million for property and equipment additions in fiscal 2007 related to the integration of the catalog operations to a single IT platform.
     Financing Activities. Net cash provided by financing activities during the six months ended December 31, 2006, was $20.7 million, compared to $14.3 million during the six months ended December 31, 2005. The net increase in cash provided by financing activities during the six months ended December 31, 2006, was due to:
•	proceeds from the Company’s revolving credit facility of $33.3 million; and

•	proceeds from the issuance of common stock upon the exercise of options of approximately $37 thousand; and,

     Increases in cash provided by financing activities were partially offset by:
•	the payment of dividends in the amount of approximately $512 thousand; and,

•	payments on notes payable and the Company’s revolving line of credit of $12.1 million.
     Current assets as of December 31, 2006, were approximately $83.9 million and current liabilities were approximately $28.9 million, thereby providing the Company with working capital of approximately $55.0 million.
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
     The Company’s principal external source of liquidity is its amended and restated senior secured credit facility (the “Senior Credit Agreement”) with Merrill Lynch Business Financial Services, Inc. (“MLBFS”), individually as a lender, as administrative agent, sole book runner and sole lead manager, which is collateralized by all of the assets of the Company and its wholly-owned subsidiaries.

     On November 13, 2006, the Company entered into the Senior Credit Agreement with MLBFS to fund the Company’s acquisition of the remaining 26.8% of the capital stock of SSG that it did not already own for approximately $24.9 million, to provide on-going financing for working capital, capital expenditures and other general corporate purposes of the Company and its subsidiaries. The Senior Credit Agreement replaced the Company’s June 29, 2006, Credit Agreement with Merrill Lynch Capital, a division of MLBFS. The Senior Credit Agreement establishes a commitment to the Company to provide up to $55.0 million in the aggregate of loans and other financial accommodations consisting of (a) a thirty-month senior secured loan in the aggregate principal amount of $20.0 million (the “Term Loan”) and (b) a thirty-month secured revolving credit facility in an aggregate principal amount of $35.0 million (the “Revolving Facility” and, together with the Term Loan, the “Senior Credit Facility”). The Senior Credit Facility includes a sub-limit of up to an aggregate amount of $4.0 million in letters of credit.
     Total availability under the Senior Credit Facility is determined by a borrowing formula based on eligible trade receivables and inventories that provides for borrowings against up to 85% of the Company’s eligible trade receivables and 50% of the Company’s eligible inventories, not to exceed in the aggregate the total availability under the Senior Credit Facility. As of December 31, 2006, the Company had $20.0 million outstanding under the Term Loan and approximately $15.3 million outstanding under the Revolving Facility, thereby leaving the Company with approximately $17.3 million of availability under the terms of the borrowing base formula of the Senior Credit Facility.
     All borrowings under the Senior Credit Facility will bear interest at either (a) the London Inter-Bank Offered Rate (“LIBOR”) plus a spread ranging from 1.25% to 2.00% for all borrowings under the Revolving Facility and 1.75% to 3.25% for all borrowings under the Term Loan, with the amount of the spread at any time based on the Company’s ratio of total debt, excluding subordinated debt, to the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) on a trailing 12-month basis (the “Senior Leverage Ratio”) or (b) an alternative base rate equal to the higher of (i) the Federal Funds Rate plus 0.50% or (ii) the MLBFS prime rate, plus an additional spread ranging from -0.25% to 0.50% for all borrowings under the Revolving Facility and 0.25% to 1.75% for all borrowings under the Term Loan, with the amount of the spread at any time based on the Company’s Senior Leverage Ratio on a trailing 12-month basis. Until April 1, 2007, the interest rate spreads will be 2.00% for LIBOR loans under the Revolving Facility and 3.25% for LIBOR Loans under the Term Loan, and 0.50% for base rate loans under the Revolving Facility and 1.75% for base rate loans under the Term Loan. The effective interest rate on borrowings under the Senior Credit Facility at December 31, 2006 was 8.1%.
     The Senior Credit Facility includes covenants that require the Company to maintain certain financial ratios. The Company’s Senior Leverage Ratio on a trailing 12-month basis may not exceed 3.00 to 1.00 at December 31, 2006, 2.75 to 1.00 at March 31, 2007, 2.50 to 1.00 at June 30, 2007, 2.25 to 1.00 at September 30 and December 31, 2007 and March 31, 2008, and 2.00 to 1.00 at June 30, 2008 and the last day of each calendar quarter thereafter. The Company’s ratio of EBITDA to the sum of the Company’s fixed charges (interest expense, taxes, cash dividends and scheduled principal payments) on a trailing 12-month basis (the “Fixed Charge Coverage Ratio”) must be at least 1.15 to 1.0 through March 31, 2007, 1.20 to 1.00 through September 30, 2007, 1.25 to 1.00 through March 31, 2008 and 1.35 to 1.00 at all times thereafter. At December 31, 2006, the Company was in compliance with all of its financial covenants under the Senior Credit Facility.
     The Senior Credit Facility is guaranteed by each of the Company’s wholly-owned subsidiaries and is secured by, among other things, a pledge of all of the issued and outstanding shares of stock of each of the Company’s wholly-owned subsidiaries and a first priority perfected security interest on all of the assets of the Company and each of its wholly-owned subsidiaries.
     The Senior Credit Facility contains customary representations, warranties and covenants (affirmative and negative) and the Senior Credit Facility is subject to customary rights of the lenders and the administrative agent upon the occurrence and during the continuance of an event of default, including, under certain circumstances, the right to accelerate payment of the loans made under the Senior Credit Facility and the right to charge a default rate of interest on amounts outstanding under the Senior Credit Facility. The Notes are subordinated in right of payment to the prior payment in full, in cash, of all amounts payable under the Senior Credit Facility.
     On July 26, 2004, the Company issued promissory notes to the former stockholders of Dixie in the aggregate amount of $500 thousand. Payments of principal are paid monthly and interest accrues at the rate of 4% per annum on any past due principal amount of the notes. The notes mature on July 31, 2009. Principal payments made in the fiscal quarter ended December 31, 2006 were $23 thousand and the remaining principal payments of $248 thousand are due through the fiscal year ending June 30, 2010.
     On May 11, 2005, the Company issued promissory notes to the former stockholders of Salkeld in the aggregate amount of $230 thousand. The notes mature on April 30, 2007. Principal payments made in the fiscal quarter ended December 31, 2006, were $29 thousand, and the remaining principal payments of $38 thousand are due through the fiscal year ending June 30, 2007.
     Our strategic plan involves growth through the acquisition of other companies, and we actively pursue acquisitions in connection with this plan. At any time we may be in various stages of discussions or negotiations with several parties regarding possible acquisitions or other alliances.
Long-Term Financial Obligations and Other Commercial Commitments
     The following table summarizes the outstanding borrowings and long-term contractual obligations of the Company at December 31, 2006, and the effects such obligations are expected to have on liquidity and cash flows in future periods.

	Payments Due by Period
		Less than			After
Contractual Obligations	Total	1 year	1 – 3 years	4 - 5 years	5 years
	(In thousands)
Long-term debt, including current portion	$85,647	$3,145	$82,470	$32	$—
Operating leases	8,519	3,182	3,586	1,751	—
Interest expense and fees on long-term debt	15,054	5,756	9,298	—	—

Total contractual cash obligations	$109,220	$12,083	$95,354	$1,783	$—

     Operating Leases. We lease property and equipment, manufacturing and warehouse facilities, and office space under non-cancellable leases. Certain of these leases obligate us to pay taxes, maintenance and repair costs.
     Off-Balance Sheet Arrangements. We do not utilize off-balance sheet financing arrangements. We do, however, finance the use of certain facilities, office and computer equipment, and automobiles under various non-cancellable operating lease agreements. At December 31, 2006, the total future minimum lease payments under various operating leases we are a party to totaled approximately $8.5 million and, as indicated in the table above, are payable through fiscal 2011.

     Long-Term Debt and Advances Under Credit Facilities. As of December 31, 2006, we had outstanding $50 million in Notes due 2009. We maintain the Senior Credit Facility with MLBFS. Outstanding advances under the Senior Credit Facility totaled $35.3 million as of December 31, 2006, which consisted of $15.3 million outstanding under the Revolving Facility and $20.0 million under the Term Loan, and are included in other current and non-current liabilities in our consolidated balance sheets. Promissory notes to former stockholders of Dixie and Salkeld and other long-term obligations were approximately $287 thousand.
     We believe the Company’s borrowings under the Senior Credit Facility, cash on hand and cash flows from operations will satisfy the Company’s short-term and long-term liquidity requirements. The Company may experience periods of higher borrowings under the Senior Credit Facility due to the seasonal nature of its business cycles. We are actively seeking expansion through acquisitions and/or joint ventures, and the success of such efforts may require additional bank debt, equity financing, or private financing.
Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“Interpretation 48”). Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Interpretation 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation 48 is effective for fiscal years beginning after December 15, 2006. The Company has not determined the impact, if any, of the implementation of Interpretation 48 on its financial position and results of operations.
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
Critical Accounting Policies
     Collegiate Pacific’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures of contingent assets and liabilities.

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
     At December 31, 2006, our total allowance for doubtful accounts was approximately $2.2 million, compared to $1.5 million as of June 30, 2006. The increase in our allowance for doubtful accounts for the fiscal quarter ended December 31, 2006, was attributable to the increase in the Company’s overall sales volume during the fiscal quarter ended December 31, 2006 and additional reserves based upon management’s ongoing assessment of the quality of accounts receivable. See Note 5 in Notes to Condensed Consolidated Financial Statements.
     Goodwill, Intangibles and Long-lived Assets. We assess the recoverability of the carrying value of goodwill, intangibles and long-lived assets periodically. If circumstances suggest that long-lived assets may be impaired, and a review indicates the carrying value will not be recoverable, the carrying value is reduced to its estimated fair value. As of December 31, 2006, the balance sheet includes approximately $64.2 million of goodwill and intangible assets, net, $9.9 million of fixed assets, net, and $2.8 million of deferred debt issuance costs, net. The Company has concluded that no impairment exists. Because estimating the recoverability of the carrying value of long-lived assets requires significant management judgment and our use of different estimates that we reasonably could have used would have an impact on our reported net long-lived assets, we believe the accounting estimates related to our impairment testing are “critical accounting estimates.” Management of the Company has discussed this critical accounting estimate with the audit committee of our Board of Directors, and the audit committee has reviewed the Company’s disclosure relating to it in this Quarterly Report on Form 10-Q.

Statement Regarding Forward-Looking Disclosure
     This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Collegiate Pacific and its consolidated subsidiaries to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of net sales, gross profit margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include Collegiate Pacific’s ability to successfully execute its acquisition plans and growth strategy, integration of acquired businesses, global economic conditions, product demand, financial market performance and other risks that are described herein, including but not limited to the items described from time to time in Collegiate Pacific’s Securities and Exchange Commission reports, including Collegiate Pacific’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006. Collegiate Pacific cautions that the foregoing list of important factors is not all encompassing. Any forward-looking statements included in this report are made as of the date of filing of this report with the Securities and Exchange Commission, and we assume no obligation and do not intend to update these forward-looking statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Interest Rates. Collegiate Pacific is exposed to interest rate risk in connection with its borrowings under the Senior Credit Facility, which bear interest at floating rates based on London Inter-Bank Offered Rate (“LIBOR”) or the prime rate plus an applicable borrowing margin. For our $50 million of Notes, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.
     As of December 31, 2006, Collegiate Pacific had $50 million in principal amount of fixed rate debt represented by the Notes and $35.3 million of variable rate debt represented by borrowings under the Senior Credit Facility. Based on the balance outstanding under the variable rate facilities as of December 31, 2006, an immediate change of one percentage point in the applicable interest rate would have caused an increase or decrease in interest expense of approximately $353 thousand on an annual basis. At December 31, 2006, up to $17.4 million of variable rate borrowings were available under the Revolving Facility. We may use derivative financial instruments, where appropriate, to manage our interest rate risks. However, as a matter of policy, Collegiate Pacific does not enter into derivative or other financial investments for trading or speculative purposes. At December 31, 2006, Collegiate Pacific had no such derivative financial instruments outstanding.
     Foreign Currency and Derivatives. We do not use derivative financial instruments to manage foreign currency risk related to the procurement of merchandise inventories from foreign sources and we do not earn income denominated in foreign currencies. We recognize all of our revenue and pay all of our obligations in U.S. dollars.
Item 4. Controls and Procedures.
          Evaluation of Disclosure Controls and Procedures. An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in §240.13a–15(e) or §240.15d–15(e) of the General Rules and

          Regulations of the Securities Exchange Act of 1934, as amended (the “1934 Act)) as of the end of the period covered by this Quarterly Report. Based on that evaluation, management, including the CEO and CFO, has concluded that, as of December 31, 2006, the Company’s disclosure controls and procedures were effective.
          Changes in Internal Control Over Financial Reporting. Collegiate Pacific’s management, with the participation of Collegiate Pacific’s CEO and CFO, has evaluated whether any change in Collegiate Pacific’s internal control over financial reporting occurred during the second quarter of fiscal 2007. Based on that evaluation, management including the CEO and CFO, has concluded that there has been no change in Collegiate Pacific’s internal control over financial reporting during the second quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     On December 15, 2005, a stockholder of SSG, Jeffrey S. Abraham, as Trustee of the Law Offices of Jeffrey S. Abraham Money Purchase Plan, dated December 31, 1999, f/b/o Jeffrey S. Abraham, filed a lawsuit in the Court of Chancery of the State of Delaware in and for New Castle County against Emerson Radio Corp., Geoffrey P. Jurick, the Company and its directors, Arthur J. Coerver and Harvey Rothenberg, as well as SSG as a nominal defendant, with a number of causes of action. The plaintiff filed the lawsuit as a class action on behalf of the public stockholders of SSG in connection with the September 8, 2005, Agreement and Plan of Merger pursuant to which the Company was to have acquired the remaining shares of the outstanding capital stock of SSG that it did not already own and the Company’s subsequent acquisition of an additional 1.66 million shares of SSG for approximately $9.2 million cash from an institutional stockholder. The lawsuit seeks damages against Emerson Radio Corp. and Mr. Jurick for breach of fiduciary duty to the SSG stockholders and a derivative claim against the Company and the defendant directors for breach of fiduciary duty and unjust enrichment in connection with the use of SSG assets without due compensation. The defendant directors and the Company filed their answer to the complaint on March 15, 2006. Defendants Emerson and Jurick filed a Motion to Dismiss Count I of the complaint alleging breach of fiduciary duty as to Emerson and Jurick. The Court issued its Opinion on July 5, 2006 and ordered that Count I as to Emerson and Jurick be dismissed for failure to state a claim upon which relief can be granted. This lawsuit was voluntarily dismissed, without prejudice, in January 2007.
     On July 14, 2006, Costa Brava Partnership III L.P., Greenwood Capital L.P., and Greenwood Investors, L.P., filed a complaint in the Court of Chancery of the State of Delaware in and for New Castle County, against Mr. Geoffrey P. Jurick, Thomas P. Triechler, Peter Bunger, Terrence Babilla and the Company. This lawsuit seeks damages against Messrs. Jurick, Triechler, Bunger and Babilla for alleged breaches of their fiduciary duties to SSG’s minority stockholders in connection with Emerson Radio Corp.’s sale of its interest in SSG to the Company. The plaintiffs also seek damages from the Company for allegedly aiding and abetting the individual defendants’ alleged breaches of fiduciary duty. The complaint incorporates SSG company information obtained by plaintiffs through an action seeking books and records of SSG captioned Costa Brava Partnership III L.P. v. Sport Supply Group, Inc., C.A. No. 1885-N. The books and records case was ultimately dismissed after SSG agreed to produce certain documents. This lawsuit was voluntarily dismissed, without prejudice, on November 20, 2006.
     On September 21, 2006, Jeffrey S. Abraham, as Trustee of the Law Offices of Jeffrey S. Abraham Money Purchase Plan, dated December 31, 1999, f/b/o Jeffrey S. Abraham, filed a complaint in the Court of Chancery of the State of Delaware in and for New Castle County, C.A. No. 2435-N against the Company, Michael J. Blumenfeld, the four directors of SSG, Arthur J. Coerver, Harvey Rothenberg, Robert W. Philip and Thomas P. Treichler, and SSG, as a nominal defendant. The Plaintiff is a stockholder of SSG and brought the action as a class action on behalf of all SSG minority stockholders in connection with the September 20, 2006, Agreement and Plan of Merger pursuant to which the Company acquired the remaining shares of the outstanding capital stock of SSG that it did not already own. The plaintiff alleges, among other things, that the $8.80 cash price per share of SSG common stock paid to the minority stockholders in the merger is unfair in that it fails to take into account the value of SSG, its improving financial results and its value in comparison to similar companies. The plaintiff also alleges that the process by which the merger agreement was arrived at could not have been the product of good faith and fair dealing in that the Company and Mr. Blumenfeld acted in bad faith by taking various actions to depress the price of SSG common stock and dry up the market liquidity in such shares, all in an effort to effect the merger. In addition, the plaintiff alleges that the directors of SSG breached their fiduciary duties of good faith and loyalty to the plaintiff and the other minority stockholders in the merger agreement negotiations. The plaintiff requested that the merger be enjoined or in the alternative, damages be awarded to the SSG minority stockholders. On January 31, 2007, the plaintiff amended his complaint and is requesting that the court certify plaintiff as the class representative of the proposed class and award plaintiff and the class compensating and /or rescissory damages. The plaintiff also seeks the costs of bringing the action, including reasonable attorneys fees and experts’ fees.
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
Item 4. Submission of Matters to a Vote of Security Holders.
          As contemplated in the Company’s Proxy Statement, which was mailed to stockholders beginning on November 26, 2006, the Company’s stockholders elected Michael J. Blumenfeld, Adam Blumenfeld, Jeff Davidowitz, William H. Watkins and Robert W. Hampton as directors of the Company, each to serve until the next annual meeting of stockholders. The Company’s stockholders also considered a proposal to ratify the selection of Grant Thornton LLP as the independent auditor of the Company for the fiscal year ending June 30, 2007, and a proposal to adopt the Collegiate Pacific Inc. 2007 Stock Option Plan authorizing the issuance of stock options to acquire up to 500,000 shares of the Company’s common stock.
          Each of the foregoing proposals was approved at the Company’s annual meeting of stockholders on December 15, 2006. Each Board nominee received the number of votes indicated below.

	No. of Votes Cast	No. of Votes Cast
	Nominee for Election	Against or Withheld
Michael J. Blumenfeld	9,042,266	1,119,102
Adam Blumenfeld	9,235,616	925,752
Jeff Davidowitz	9,043,468	1,117,900
William H. Watkins	9,043,123	1,118,245
Robert W. Hampton	9,039,468	1,121,900
          With respect to the approval of the proposal to ratify the selection of Grant Thornton LLP, the votes for, against and abstentions, as well as the broker non-votes, were as follows:

Votes For	9,842,877
Votes Against	318,486
Abstentions	5
Broker Non-Votes	0
          With respect to the approval of the proposal to adopt the Company’s 2007 Stock Option Plan authorizing the issuance of 500,000 shares of the Company’s common stock, the votes for, against and abstentions, as well as the broker non-votes, were as follows:

Votes For	5,134,292
Votes Against	1,622,868
Abstentions	4,500
Broker Non-Votes	3,399,708

Item 5. Other Information.
          On February 12, 2007, the Company’s Board of Directors, upon the recommendation of the Compensation Committee of the Board of Directors, adopted an amended and restated form of change in control arrangement for certain key executive officers and other employees of the Company and approved the form of Amended and Restated Change in Control Agreement prior to execution by the Company and each eligible employee. The following description of the Change in Control Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the form of Change in Control Agreement, a copy of which is filed as Exhibit 10.5 to this Quarterly Report on Form 10-Q.
          The Board of Directors adopted the change in control arrangement as part of its ongoing review of the Company’s compensation programs and in recognition of the importance to the Company and its stockholders of avoiding the distraction and loss of key executive officers and other important employees that may occur in connection with rumored or actual fundamental corporate changes. The eligible employees that have entered into a Change in Control Agreement with the Company are: Adam Blumenfeld, Chief Executive Officer; Terrence M. Babilla, President; William R. Estill, Chief Financial Officer; Arthur J. Coerver, Chief Operating Officer; Harvey Rothenberg, Vice President, Marketing; Tevis Martin, Executive Vice President, U.S. Operations; Kurt Hagen, Executive Vice President, Sales and Marketing; Bob Dickman, General Manager, Team Sports Division; and Michael J. Blumenfeld, Director of Corporate Planning.
          The Change in Control Agreement provides that if the eligible employee’s employment with the Company is terminated by the Company without cause (e.g., conviction of a felony, acts of dishonesty or breach of confidentiality), by the eligible employee for good reason (e.g., reduction in salary or responsibilities, or mandatory relocation) or upon the death or disability of the eligible employee at any time during the six month period prior to a change in control, each of the above-named eligible employees, except Messrs. Martin, Hagen and Dickman, will receive a lump sum payment on the next business day following the change in control in an amount equal to 2.99 times the sum of (a) the highest of (1) the eligible employee’s then current annual base salary or (2) the eligible employee’s highest base salary with the Company or any of its subsidiaries in effect during the one-year period before the change in control of the Company and (b) the cash bonus, if any, paid to the eligible employee by the Company or any of its subsidiaries for the most recently completed fiscal year (the “Severance Payment”); provided that no Severance Payment shall be made to any eligible employee if the Company is in default of any of its payment obligations under any of its senior debt or subordinated convertible notes at the time of the change in control. Any Severance Payment to be paid to Messrs. Martin, Hagen and Dickman will be subject to the same terms and conditions as the other eligible employees, except their Severance Payment will be in the amount of 1.00 times the sum of the salary and bonus components described above.
          In addition, with respect to each eligible employee that is employed by the Company as of the date of a change in control, the Change in Control Agreement provides that so long as (a) the eligible employee has not been terminated by the Company for cause or resigned from the Company without good reason prior to the six month anniversary of the change of control and (b) the Company is not in default of any of its payment obligations under any of its senior debt or subordinated convertible notes at the time of the change in control, the eligible employee will receive the Severance Payment in the applicable amounts described above on the six month anniversary of the change in control. If, however, after the occurrence of a change in control and prior to the six month anniversary thereof, the eligible employee’s employment with the Company is terminated by the Company without cause, by the eligible employee for good reason or upon the death or disability of the eligible employee, the Severance Payment shall be due and payable by the Company to the eligible employee on the effective date of termination so long as the Company was not in default of any of its payment obligations under any of its senior debt or subordinated convertible notes at the time of the change in control.

          A “change in control” under the terms of the Change in Control Agreement means the occurrence of any of the following events at any time while the eligible employee is employed by the Company:
          (a) the acquisition by any person of beneficial ownership, directly or indirectly, through a purchase, merger or other acquisition transaction or series of transactions, of shares of capital stock of the Company entitling such person to exercise 40% or more of the total voting power of all shares of capital stock of the Company entitled to vote generally in the elections of directors, other than any such acquisition by (i) Michael J. Blumenfeld or any other syndicate or group that includes Michael J. Blumenfeld as a member, (ii) the Company or (iii) any subsidiary or any employee benefit plan of the Company, and during any period of two consecutive years, individuals who at the beginning of such period constituted the board of directors (together with any new directors whose election to the board of directors, or whose nomination for election by the stockholders of the Company, was approved by a vote of a majority of the directors then still in office who were either directors at the beginning of such period or whose election or nomination for election was previously approved) cease for any reason to constitute a majority of the board of directors then in office; or
          (b) the acquisition by any person of beneficial ownership, directly or indirectly, through a purchase, merger or other acquisition transaction or series of transactions, of shares of capital stock of the Company entitling such person to exercise 50% or more of the total voting power of all shares of capital stock of the Company entitled to vote generally in the elections of directors, other than any such acquisition by (i) Michael J. Blumenfeld or any other syndicate or group that includes Michael J. Blumenfeld as a member, (ii) the Company or (iii) any subsidiary or any employee benefit plan of the Company; or
          (c) any consolidation of the Company with, or merger of the Company into, any other person, any merger of another person into the Company, or any conveyance, sale, transfer or lease or disposal of all or substantially all of the assets of the Company to another person (other than (a) any such transaction (x) involving a merger or consolidation that does not result in any reclassification, conversion, exchange or cancellation of outstanding shares of capital stock of the Company (other than any reclassification, conversion, exchange or cancellation of outstanding shares of capital stock of the Company solely for shares of publicly traded common stock listed on the American Stock Exchange or on an established national securities exchange or automated over-the-counter trading market in the United States) and (y) pursuant to which the holders of 50% or more of the total voting power of all shares of the Company’s capital stock entitled to vote generally in the election of directors immediately prior to such transaction have the entitlement to exercise, directly or indirectly, more than 50% of the total voting power of all shares of capital stock entitled to vote generally in the election of directors of the continuing or surviving corporation immediately after such transaction or (b) any transaction which is effected solely to change the jurisdiction of incorporation of the Company and results in a reclassification, conversion or exchange of outstanding shares of Common Stock into solely shares of common stock).
          If any amount of the Severance Payment to be received by an eligible employee after the occurrence of a change of control is deemed to be a parachute payment under Section 280G of the Internal Revenue Code and subject to any excise taxes that may be payable under Section 4999 of the Internal Revenue Code of 1986, as amended (the “Code”), the amount of the payment to the eligible employee will be reduced so that no excise tax is payable. Further, the Change in Control Agreement provides the agreements shall be amended, if necessary, to comply with Section 409A of the Code.
          Each eligible employee has agreed not to compete with the Company for a period of one-year following the termination of the eligible employee’s employment with the Company for any reason so long as the eligible employee has received the Severance Payment from the Company.

Item 6. Exhibits.
A.	Exhibits. The following exhibits are filed as part of this report:

Exhibit
Number	Description
10.1	Letter Agreement, dated November 10, 2006, by and between Collegiate Pacific Inc. and Merrill Lynch Business Financial Services Inc.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 13, 2006.

10.2	Amended and Restated Credit Agreement, dated November 13, 2006, by and among Collegiate Pacific Inc., the financial institutions or other entities from time to time parties thereto, each as a Lender, and Merrill Lynch Business Financial Services Inc., individually as a Lender, as Administrative Agent, Sole Bookrunner and Sole Lead Manager.	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 13, 2006.

10.3	Indemnification Agreement, dated November 13, 2006, by and between Collegiate Pacific Inc. and Terrence M. Babilla.	Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 13, 2006.

10.4	2007 Stock Option Plan and form of Nonqualified and Incentive Stock Option Agreements.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 18, 2006.

10.5	Form of Amended and Restated Change in Control Agreement.*

31.1	Certification of Adam Blumenfeld pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of William R. Estill pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Adam Blumenfeld and William R. Estill pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith

**	Furnished herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

COLLEGIATE PACIFIC INC.
Dated: February 14, 2007	/s/ Adam Blumenfeld
Adam Blumenfeld, Chief Executive Officer

/s/ William R. Estill
William R. Estill, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
     The following exhibits are filed as part of this report:

Exhibit
Number	Description
10.1	Letter Agreement, dated November 10, 2006, by and between Collegiate Pacific Inc. and Merrill Lynch Business Financial Services Inc.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 13, 2006.

10.2	Amended and Restated Credit Agreement, dated November 13, 2006, by and among Collegiate Pacific Inc., the financial institutions or other entities from time to time parties thereto, each as a Lender, and Merrill Lynch Business Financial Services Inc., individually as a Lender, as Administrative Agent, Sole Bookrunner and Sole Lead Manager.	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 13, 2006.

10.3	Indemnification Agreement, dated November 13, 2006, by and between Collegiate Pacific Inc. and Terrence M. Babilla.	Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 13, 2006.

10.4	2007 Stock Option Plan and form of Nonqualified and Incentive Stock Option Agreements.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 18, 2006.

10.5	Form of Amended and Restated Change in Control Agreement.*

31.1	Certification of Adam Blumenfeld pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of William R. Estill pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Adam Blumenfeld and William R. Estill pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith

**	Furnished herewith