Form 10-Q
period 2007-03-31
COLLEGIATE PACIFIC INC
filed 2007-05-15
CIK 828747

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007

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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 11, 2007, there were 10,233,560 shares of the issuer’s common stock outstanding.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31,	June 30,
	2007	2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,185	$4,079
Accounts receivable, net of allowance for doubtful accounts of $2,035 and $1,496 respectively	37,029	31,004
Inventories	35,591	37,185
Current portion of deferred taxes	2,957	2,625
Prepaid income taxes	1,627	1,607
Prepaid expenses and other current assets	2,538	2,199

Total current assets	82,927	78,699
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $4,357 and $2,755, respectively	9,784	10,087
DEFERRED DEBT ISSUANCE COSTS, net of accumulated amortization of $1,781 and $1,076, respectively	2,563	2,782
INTANGIBLE ASSETS, net of accumulated amortization of $3,110 and $2,188, respectively	8,293	9,014
GOODWILL	54,567	40,280
DEFERRED INCOME TAXES	2,655	3,156
OTHER ASSETS, net	152	417

Total assets	$160,941	$144,435

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,469	$14,802
Accrued liabilities	6,275	5,896
Dividends payable	256	256
Accrued interest	1,055	329
Current portion of long-term debt	3,368	2,210
Deferred tax liability	41	15

Total current liabilities	25,464	23,508
DEFERRED TAX LIABILITY	3,077	3,259
NOTES PAYABLE AND OTHER LONG-TERM DEBT	81,735	62,284
COMMITMENTS AND CONTINGENCIES MINORITY INTEREST IN SUBSIDIARY	—	8,150
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 10,319,586 and 10,315,191 shares issued and 10,233,560 and 10,229,165 shares outstanding, respectively	103	103
Additional paid-in capital	43,199	43,162
Retained earnings	8,020	4,626
Treasury stock at cost, 86,026 shares	(657)	(657)

Total stockholders’ equity	50,665	47,234

Total liabilities and stockholders’ equity	$160,941	$144,435

The accompanying notes are an integral part of these condensed consolidated financial statements.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Net sales	$63,235	$59,418	$180,782	$171,094
Cost of sales	40,404	38,421	116,513	113,640

Gross profit	22,831	20,997	64,269	57,454

Selling, general and administrative expenses	18,421	17,253	52,474	49,181

Operating profit	4,410	3,744	11,795	8,273

Other income (expense):
Interest income	28	25	142	99
Interest expense	(1,707)	(1,261)	(4,424)	(3,379)
Other income	17	155	109	244

Total other expense	(1,662)	(1,081)	(4,173)	(3,036)

Income before minority interest in income of consolidated subsidiary and income taxes	2,748	2,663	7,622	5,237

Income tax provision	1,010	787	2,929	1,813

Minority interest in income of consolidated subsidiary, net of tax	0	644	531	588

Net income	$1,738	$1,232	$4,162	$2,836

Weighted average number of shares outstanding:
Basic	10,233,560	10,183,973	10,231,051	10,174,843

Diluted	13,774,358	10,359,528	10,375,469	10,389,740

Net income per share common stock – basic	$0.17	$0.12	$0.41	$0.28

Net income per share common stock – diluted	$0.17	$0.12	$0.40	$0.27

Dividends declared per share common stock	$0.025	$0.025	$0.075	$0.075

The accompanying notes are an integral part of these condensed consolidated financial statements.

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,162	$2,836
Adjustments to reconcile net income to cash provided by operating activities:
Provision for uncollectible accounts receivable	1,307	763
Depreciation expense	1,732	1,027
Amortization expense	821	1,114
Amortization of deferred debt issuance costs	705	512
Deferred taxes	1,952	(231)
Stock-based compensation expense	—	60
Minority interest in consolidated subsidiary	531	588
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable	(7,332)	(8,572)
Inventories	1,594	(2,740)
Prepaid expenses and other current assets	(339)	(2,937)
Other assets, net	(321)	128
Accounts payable	(333)	1,658
Accrued liabilities and interest	1,105	864
Prepaid income taxes	(20)	382

Net cash provided by (used in) operating activities	5,564	(4,548)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,429)	(699)
Cash used in business acquisitions, net of cash acquired of $0 and $864, respectively	(24,907)	(43,657)

Net cash used in investing activities	(26,336)	(44,356)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank line of credit	34,024	110,992
Payments on notes payable and line of credit	(13,415)	(97,337)
Payment of dividends	(768)	(765)
Proceeds from issuance of common stock	37	99

Net cash provided by financing activities	19,878	12,989

Net change in cash and cash equivalents	(894)	(35,915)
Cash and cash equivalents at beginning of period	4,079	40,326

Cash and cash equivalents at end of period	$3,185	$4,411

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2,963	$2,015

Cash paid for income taxes	$1,042	$1,412

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
2. Business Combinations:
     On July 1, 2005, the Company acquired 53.2% of the outstanding capital stock of Sport Supply Group, Inc. (“SSG”) from Emerson Radio Corp and Emerson Radio (Hong Kong) Limited for $32 million in cash. SSG is a direct marketer and supplier of sporting goods and physical education equipment principally to the institutional and youth sports market. The acquisition of 53.2% of SSG was accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of SSG have been included in the Company’s consolidated financial statements since the date of acquisition. The purchase price was allocated to assets acquired of approximately $41.3 million, which included cash of $863 thousand, plus identifiable intangible assets, which included $3.2 million for non-compete agreements, $1.3 million for customer relationships, $660 thousand for a customer database, $327 thousand for significant contracts, $221 thousand for contractual backlog, $43 thousand for photo library and $14 thousand for a bid database calendar, and liabilities assumed based on their respective estimated fair values of approximately $26.8 million at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill in the amount of approximately $11.9 million.
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
     Also on November 22, 2005, the Company announced it purchased of 1,661,900 shares of SSG, or an additional 18% of SSG’s outstanding common shares, for approximately $9.2 million in cash from an institutional holder, representing a purchase price of $5.55 per share. In addition, the Company purchased during that same fiscal quarter an additional 155,008 shares of SSG for $746 thousand in open market transactions at an average price of $4.81 per share. The purchase of these additional shares of SSG increased goodwill by approximately $4.3 million.
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
     In an effort to streamline the accounting and legal operations of the Company’s team dealers, on January 1, 2007, the Company caused to be effected the merger of Salkeld with and into Kesslers, and the merger of CMS of Central Florida d/b/a Orlando Team Sports with and into Dixie Sporting Goods Co., Inc. (“Dixie”). As a result of these mergers, the Company now conducts its team dealer business through Kesslers and Dixie, each of which is a wholly-owned subsidiary of the Company.
3. Net Sales:
     The Company’s net sales to external customers are attributable to sales of sporting goods equipment and soft goods. The following table details the Company’s consolidated net sales by these product lines for the three and nine months ended March 31, 2007, and 2006:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
		(Unaudited, in thousands)
Sporting goods equipment	$43,472	$42,246	$113,442	$110,772
Soft goods	19,763	17,172	67,340	60,322

Net sales	$63,235	$59,418	$180,782	$171,094

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4. Inventories:
     Inventories are carried at the lower of cost or market using the weighted-average cost method for items purchased for resale and the average cost method for manufactured items.
     Inventories at March 31, 2007 and June 30, 2006 consisted of the following (in thousands):

	March 31,	June 30,
	2007	2006
Raw materials	$1,950	$1,893
Work in progress	207	116
Finished goods	33,434	35,176

Inventories	$35,591	$37,185

5. Allowance for Doubtful Accounts:
     Changes in the Company’s allowance for doubtful accounts for the nine months ended March 31, 2007, and the fiscal year ended June 30, 2006, are as follows (in thousands):

	March 31,	June 30,
	2007	2006
Balance at beginning of period	$1,496	$1,042
Provision for uncollectible accounts receivable	1,307	982
Accounts written off, net of recoveries	(768)	(528)

Balance at end of period	$2,035	$1,496

6. Income Per Share:
     The table below outlines the determination of the number of diluted shares of common stock used in the calculation of diluted earnings per share as well as the calculation of diluted earnings per share for the periods presented:

	For the Three Months		For the Nine Months
	Ended		Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(In thousands except share and per share data)
Determination of diluted number of shares:
Average common shares outstanding	10,233,560	10,183,973	10,231,051	10,174,843
Assumed exercise of dilutive stock options(1)	127,829	175,555	144,418	214,897
Assumed conversion of subordinated debentures(2)	3,412,969	—	—	—

Diluted average common shares outstanding (b)	13,774,358	10,359,528	10,375,469	10,389,740

Calculation of diluted earnings per share:
Net income	$1,738	$1,232	$4,162	$2,836
Add: interest component on assumed conversion of subordinated debentures, net of taxes(2)	552	—	—	—

Net income, adjusted (a)	$2,290	$1,232	$4,162	$2,836

Diluted earnings per share (a/b)	$0.17	$0.12	$0.40	$0.27

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	For the three and nine months ended March 31, 2007 and March 31, 2006, 653,100 and 3,619,969 shares and 3,861,669 and 3,606,969 shares, respectively, were not included in the calculation of fully diluted earnings per share since the effect of those shares would have been antidilutive.

For the nine month periods ended March 31, 2007 and 2006, the shares relating to outstanding stock options for which the exercise price was greater than the average closing price of the common stock for the respective periods and the shares underlying the convertible securities were excluded from the calculation as the effect was antidilutive.

(2)	Convertible bonds of $50,000,000 were issued in November 2004. For the nine months ended March 31, 2007 and the three and nine months ended March 31, 2006, these bonds were antidilutive in the computation of earnings per share; however, for the three months ended March 31, 2007 they were dilutive.
7. Intangible Assets:
     Intangible assets at March 31, 2007 and June 30, 2006, consisted of the following:

		March 31, 2007			June 30, 2006
	Asset	Gross		Net	Gross		Net
	Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Value	Amortization	Value	Value	Amortization	Value
			(In thousands)			(In thousands)
Amortizable intangible assets:
Trademarks	10-15	$343	$193	$150	$343	$166	$177
Non-compete agreements	10	3,200	560	2,640	3,200	320	2,880
Customer relationships	10	3,343	1,105	2,238	3,343	788	2,555
Contractual backlog	0.25-0.50	427	427	—	427	427	—
Customer database	3	660	385	275	660	220	440
Significant contracts	5	327	114	213	327	65	262
License agreements and other	3-10	493	326	167	292	202	90

Total amortizable intangible assets		$8,793	$3,110	$5,683	$8,592	$2,188	$6,404

Non-amortizable intangible assets:
Trademarks		$2,610	—	$2,610	$2,610	—	$2,610

Total non-amortizable intangible assets		$2,610	—	$2,610	$2,610	—	$2,610

Total identifiable intangible assets		$11,403	$3,110	$8,293	$11,202	$2,188	$9,014

Goodwill – June 30, 2006		$40,280
Acquisitions		16,221
Changes in deferred tax valuation allowance		(1,939)
Additional merger expenses		5

Goodwill – March 31, 2007		$54,567

COLLEGIATE PACIFIC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8. Stockholders’ Equity:
     Changes in stockholders’ equity during the nine months ended March 31, 2007, were as follows (in thousands):

Stockholders’ equity at June 30, 2006	$47,234
Issuance of stock for cash	37
Net income	4,162
Dividends declared	(768)

Stockholders’ equity at March 31, 2007	$50,665

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
Consolidated Results of Operations
     The following table compares selected financial data from the Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2007 and 2006:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Net sales	$63,235	$59,418	$180,782	$171,094
Gross profit	22,831	20,997	64,269	57,454
Operating profit	4,410	3,744	11,795	8,273
Net income	1,738	1,232	4,162	2,836
Net income per share – basic	$0.17	$0.12	$0.41	$0.28
Net income per share – diluted	$0.17	$0.12	$0.40	$0.27

Gross profit margin	36.1%	35.3%	35.6%	33.6%
Selling, general and administrative expenses	29.1%	29.0%	29.0%	28.7%
Operating profit	7.0%	6.3%	6.5%	4.8%

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
     In an effort to streamline the accounting and legal operations of the Company’s team dealers, on January 1, 2007, the Company caused to be effected the merger of Salkeld with and into Kesslers, and the merger of CMS of Central Florida d/b/a Orlando Team Sports with and into Dixie Sporting Goods Co., Inc. (“Dixie”). As a result of these mergers, the Company now conducts its team dealer business through Kesslers and Dixie, each of which is a wholly-owned subsidiary of the Company.
Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
     Net Sales. Net sales for the fiscal quarter ended March 31, 2007, totaled $63.2 million compared to $59.4 million for the fiscal quarter ended March 31, 2006, an increase of $3.8 million, or 6.4%. The increase in net sales was primarily attributable to an increase in sales through our road sales force of $3.1 million, and an increase in freight and install revenues of $726 thousand. The sales growth in the fiscal quarter ended March 31, 2007, was from organic growth. The revenue impact from acquisitions was immaterial.
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
     Gross Profit. Gross profit for the fiscal quarter ended March 31, 2007, was $22.8 million, or 36.1% of net sales, compared with $21.0 million, or 35.3% of net sales, for the fiscal quarter ended March 31, 2006. Gross profit for the fiscal quarter ended March 31, 2007, increased by approximately $1.8 million compared to the prior year and was primarily due to an increase in sales volume.
     We include the acquisition and manufacturing costs of our inventories, and the cost of shipping and handling (freight costs) in determining our total cost of sales. Our total cost of sales for the fiscal quarter ended March 31, 2007, was $40.4 million, or 63.9% of net sales, compared to $38.4 million, or 64.7% of net sales, for the same period last fiscal year. Our total cost of sales for the quarter ended March 31, 2007, consisted of $34.8 million for the acquisition cost of inventories, $4.5 million in freight costs, $324 thousand for the write-off of obsolete or damaged inventories and $833 thousand for labor and overhead costs associated with the products we manufacture.
     Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses for the fiscal quarter ended March 31, 2007, were $18.4 million, or 29.1% of net sales, compared with $17.3 million, or 29.0% of net sales, for the fiscal quarter ended March 31, 2006. During the fiscal quarter ended March 31, 2007, SG&A expenses primarily consisted of the following:

•	personnel related expenses of approximately $9.6 million;

•	advertising of approximately $2.2 million;

•	depreciation and amortization of approximately $824 thousand;

•	rent expense of approximately $686 thousand;

•	computer services and supplies of approximately $627 thousand;

•	travel related expense of approximately $575 thousand;

•	bad debt of approximately $302 thousand;

•	legal and accounting fees of approximately $301 thousand;

•	Sarbanes-Oxley related compliance costs of approximately $281 thousand; and

•	bank charges of approximately $274 thousand.
     The $1.2 million increase in SG&A expenses we experienced in the fiscal quarter ended March 31, 2007, compared to the same period last year was primarily attributable to personnel related expenses, which increased $857 thousand, and an increase in advertising expenses of $314 thousand to support sales growth during the fiscal quarter ended March 31, 2007, partially offset by a decrease in legal and accounting expenses of $226 thousand.
     Operating Profit. Operating profit for the fiscal quarter ended March 31, 2007, was $4.4 million, or 7.0% of net sales, compared to an operating profit of $3.7 million, or 6.3% of net sales for the fiscal quarter ended March 31, 2006. The increase in operating profit was primarily attributable to the increase in net sales and gross profit, partially offset by the increase in SG&A expenses during the period.
     Interest Expense, and Interest and Other Income. Interest expense, and interest and other income for the fiscal quarter ended March 31, 2007, increased to $1.7 million, compared to $1.1 million for the fiscal quarter ended March 31, 2006. The increase in interest expense for the fiscal quarter ended March 31, 2007, was due to increased borrowings under the Company’s revolving credit facility and notes payable due to the consummation of the Merger Transaction. See “Liquidity and Capital Resources.”
     Minority Interest. Due to the completion of the Merger Transaction in November 2006, there was no minority interest for the fiscal quarter ended March 31, 2007. The minority interest for the fiscal quarter ended March 31, 2006, was $644 thousand. Minority interest reflects the minority stockholders’ share in SSG’s income for the three months ended March 31, 2006.
     Income Taxes. Income tax expense for the fiscal quarter ended March 31, 2007, was $1.0 million compared to income tax expense of $787 thousand for the fiscal quarter ended March 31, 2006. The increase in income tax expense was primarily attributable to increased operating profits before taxes during the period.
     Net Income. Net income for the fiscal quarter ended March 31, 2007 was $1.7 million or 2.7% of net sales, compared to net income of $1.2 million, or 2.1% of net sales, for the fiscal quarter ended March 31, 2006. The increase in net income was attributable to an increase in net sales and gross margin, partially offset by increases in SG&A expenses and interest expense.

Nine Months Ended March 31, 2007 Compared to Nine Months Ended March 31, 2006
     Net Sales. Net sales for the nine months ended March 31, 2007, totaled $180.8 million compared to $171.1 million for the nine months ended March 31, 2006, an increase of $9.7 million, or 5.7%. The increase in net sales was primarily attributable to an increase in catalog and consumer direct internet sales of $2.2 million, an increase in the sale of soft goods and sporting equipment through our road sales force of $5.7 million, and an increase in freight and install revenue of $1.8 million.
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
     Gross Profit. Gross profit for the nine months ended March 31, 2007, was $64.3 million, or 35.6% of net sales, compared with $57.5 million, or 33.6% of net sales, for the nine months ended March 31, 2006. Gross profit for the nine months ended March 31, 2007 increased approximately $6.8 million compared to the prior year and was primarily due to a combination of an increase in sales volume, our customer and product mix, and $1.2 million of required inventory adjustments from our acquisition of SSG, which were recorded during the six months ended December 31, 2005.
     We include the acquisition and manufacturing costs of our inventories, and the cost of shipping and handling (freight costs) in the determination of our total cost of sales. Our total cost of sales for the nine months ended March 31, 2007, was $116.5 million, or 64.4% of net sales, compared to $113.6 million, or 66.4% of net sales in the same period last fiscal year. Our total cost of sales for the nine months ended March 31, 2007, consisted of $100.7 million for the acquisition cost of inventories, $12.5 million in freight costs, $742 thousand for the write-off of obsolete or damaged inventories, and $2.5 million for labor and overhead costs associated with the products we manufacture.
     Selling, General and Administrative Expenses. SG&A expenses for the nine months ended March 31, 2007, were $52.5 million, or 29.0% of net sales, compared to $49.2 million, or 28.7% of net sales, for the nine months ended March 31, 2006. During the nine months ended March 31, 2007, SG&A expenses primarily consisted of the following:
•	personnel related expenses of approximately $28.5 million;

•	advertising of approximately $5.3 million;

•	depreciation and amortization of approximately $2.4 million;

•	rent of approximately $2.1 million;

•	computer services and supplies of approximately $1.9 million;

•	travel related expense of approximately $1.6 million;

•	bad debt of approximately $1.3 million;

•	legal and accounting fees of approximately $1.1 million;

•	bank charges of approximately $805 thousand;

•	insurance related expenses of approximately $665 thousand;

•	Sarbanes-Oxley related compliance costs in the amount of approximately $405 thousand; and

•	accrued sales tax liability of $343 thousand.
     The $3.3 million increase in SG&A expenses we experienced during the nine months ended March 31, 2007, compared to the same period last year, was primarily attributable to an increase in personnel related expenses of $3.1 million to support sales growth, an increase in advertising expenses of $569 thousand to support sales growth and a bad debt expense increase of $533 thousand related to management’s ongoing assessment of the quality of accounts receivable, offset by a decrease of $744 thousand in legal and accounting fees.
     Operating Profit. Operating profit for the nine months ended March 31, 2007, increased to $11.8 million, or 6.5% of net sales, compared to an operating profit of $8.3 million, or 4.8% of net sales for the nine months ended March 31, 2006. The increase in operating profit was primarily attributable to the increase in net sales and gross profit, which was partially offset by the increase in SG&A expenses during the period.
     Interest Expense, and Interest and Other Income. Interest expense and interest and other income for the nine months ended March 31, 2007, increased to $4.2 million, compared to $3.0 million for the nine months ended March 31, 2006. Interest expense increased due to increased borrowings under the Company’s revolving credit facility and notes payable. See “Liquidity and Capital Resources.”
     Minority Interest. Minority interest of $531 and $588 thousand for the nine months ended March 31, 2007 and 2006, respectively, reflects the minority interest stockholders’ share in SSG’s income.
     Income Taxes. Income tax expense for the nine months ended March 31, 2007 was $2.9 million, which is approximately 41.3% of our income before income taxes, compared to $1.8 million, which was approximately 39.0% of our income before income taxes for the nine months ended March 31, 2006. The increase in income tax expense was primarily attributable to the increase in operating profits before tax during the period. The increase in the effective rate was primarily due to legislated tax law changes in the State of Texas.
     Net Income. Net income for the nine months ended March 31, 2007, increased to $4.2 million, or 2.3% of net sales, compared to net income of $2.8 million, or 1.7% of net sales, for the nine months ended March 31, 2006.
Liquidity and Capital Resources
Liquidity
     The decrease in cash for the nine months ended March 31, 2007, compared to June 30, 2006, was primarily attributable to the subsequent repayment of funds borrowed to consummate the Merger Transaction.

     Operating Activities. Cash flows from operating activities during the nine months ended March 31, 2007, provided approximately $5.6 million in cash compared to the use of approximately $4.6 million of cash during the nine months ended March 31, 2006. The cash flows from operating activities during the nine months ended March 31, 2007, resulted primarily from net income, which represents our principal source of cash flows.
     Increases in operating cash flows compared to the operating cash flows during the nine months ended March 31, 2006, were attributable to:
•	a decrease in inventories of $1.6 million during the nine months ended March 31, 2007, compared to a $2.7 million increase in inventories during the nine months ended March 31, 2006, which is attributable to the increase in net sales, improved inventory management in our catalog operations, and the ongoing consolidation of inventories and manufacturing operations following the consummation of the Merger Transaction;

•	an increase in prepaid expenses and other current assets of $339 thousand during the nine months ended March 31, 2007, compared to a $2.9 million increase in prepaid expenses and other current assets during the nine months ended March 31, 2006, which is due primarily to advertising costs associated with the production of catalogs to be mailed in future periods;

•	an increase in accounts receivable of $7.3 million during the nine months ended March 31, 2007, compared to an $8.6 million increase in accounts receivable during the nine months ended March 31, 2006, which is primarily attributable to the improved management of accounts receivable in our catalog and team dealer operations; and

•	an increase in non-cash expenses including depreciation and bad debt expense during the nine months ended March 31, 2007, compared to the nine months ended March 31, 2006.
     During the fiscal quarter ended March 31, 2007, we continued integrating SSG’s operations with the Company’s operations. In that regard, the Company plans to continue its efforts to consolidate its Dallas, Texas distribution, warehouse and assembly facilities through the remainder of fiscal 2007. The Company anticipates completing this project in large part by the end of the second fiscal quarter of fiscal 2008, which ends December 31, 2007. A byproduct of consolidating our Dallas, Texas facilities will be a reduction in the number of SKUs we currently carry, which we anticipate will reduce our inventory levels and corresponding carrying costs, as well as improve inventory turns. In addition, as we combine some of our catalog brands and divisions, we intend to reduce the number of paper catalogs we distribute by as much as twenty-five percent and rely more heavily on our CRM-driven telesales and road sales professionals to grow our net sales. We believe these integration efforts will enhance our cash flows in future periods.
     Investing Activities. Cash used in investing activities during the nine months ended March 31, 2007, was $26.3 million, compared to $44.4 million of cash used in investing activities during the nine months ended March 31, 2006. During the nine months ended March 31, 2007, the Company used approximately $24.9 million to complete its acquisition of the 26.8% of the capital stock of SSG that it did not already own, compared to the same period in fiscal 2006, when $43.7 million (net of cash acquired) was used to acquire outstanding capital stock of SSG and Team Print. Purchases of property and equipment during the nine months ended March 31, 2007, were $1.4 million. Property and equipment purchased during the nine months ended March 31, 2007, included computer equipment, software and leasehold improvements. The Company estimates it will spend approximately $1.5 million in additional funds for capital expenditures in fiscal 2007 primarily related to the integration of the catalog operations to a single IT platform. The Company intends to complete this integration project by June 30, 2007.
     Financing Activities. Net cash provided by financing activities during the nine months ended March 31, 2007, was $19.9 million, compared to $13.0 million during the nine months ended March 31, 2006. The net increase in cash provided by financing activities during the nine months ended March 31, 2007, was due to:
              • proceeds from the Company’s revolving credit facility of $34.0 million; and
              • proceeds from the issuance of common stock upon the exercise of options of approximately $37 thousand; and,
Increases in cash provided by financing activities were partially offset by:
              • the payment of dividends in the amount of approximately $768 thousand; and,
              • payments on notes payable and the Company’s revolving line of credit and term loan of $13.4 million.
     Current assets as of March 31, 2007, were approximately $82.9 million and current liabilities were approximately $25.5 million, thereby providing the Company with working capital of approximately $57.4 million.
Capital Resources
     During the fiscal quarter ended December 31, 2004, we sold $50.0 million principal amount of 5.75% Convertible Senior Subordinated Notes due 2009 (the “Notes”). The Notes were sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The issuance of the Notes resulted in aggregate proceeds of $46.6 million to the Company, net of issuance costs.
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
     Under the terms of a Registration Rights Agreement the Company entered into with the holders of the Notes, the Company was required to file a registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) for the registration of the Notes and the shares issuable upon conversion of the Notes (the “Registration Statement”). On February 28, 2006, the SEC declared the Registration Statement effective.

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
     Total availability under the Senior Credit Facility is determined by a borrowing formula based on eligible trade receivables and inventories that provides for borrowings against up to 85% of the Company’s eligible trade receivables and 50% of the Company’s eligible inventories, not to exceed in the aggregate the total availability under the Senior Credit Facility. As of March 31, 2007, the Company had $19.3 million outstanding under the Term Loan and approximately $15.5 million outstanding under the Revolving Facility, thereby leaving the Company with approximately $19.0 million of availability under the terms of the borrowing base formula of the Senior Credit Facility.
     All borrowings under the Senior Credit Facility will bear interest at either (a) the London Inter-Bank Offered Rate (“LIBOR”) plus a spread ranging from 1.25% to 2.00% for all borrowings under the Revolving Facility and 1.75% to 3.25% for all borrowings under the Term Loan, with the amount of the spread at any time based on the Company’s ratio of total debt, excluding subordinated debt, to the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) on a trailing 12-month basis (the “Senior Leverage Ratio”) or (b) an alternative base rate equal to the higher of (i) the Federal Funds Rate plus 0.50% or (ii) the MLBFS prime rate, plus an additional spread ranging from -0.25% to 0.50% for all borrowings under the Revolving Facility and 0.25% to 1.75% for all borrowings under the Term Loan, with the amount of the spread at any time based on the Company’s Senior Leverage Ratio on a trailing 12-month basis. Until April 1, 2007, the interest rate spreads were 2.00% for LIBOR loans under the Revolving Facility and 3.25% for LIBOR loans under the Term Loan, and 0.50% for base rate loans under the Revolving Facility and 1.75% for base rate loans under the Term Loan. After April 1, 2007, the interest rate spreads are 1.75% for LIBOR loans under the Revolving Facility and 2.75% for LIBOR loans under the Term Loan, and 0.25% for base rate loans under the Revolving Facility and 1.25% for base rate loans under the Term Loan. The effective interest rate on borrowings under the Senior Credit Facility at March 31, 2007 was 8.0%.
     The Senior Credit Facility includes covenants that require the Company to maintain certain financial ratios. The Company’s Senior Leverage Ratio on a trailing 12-month basis may not exceed 2.75 to 1.00 at March 31, 2007, 2.50 to 1.00 at June 30, 2007, 2.25 to 1.00 at September 30 and December 31, 2007 and March 31, 2008, and 2.00 to 1.00 at June 30, 2008 and the last day of each calendar quarter thereafter. The Company’s ratio of EBITDA to the sum of the Company’s fixed charges (interest expense, taxes, cash dividends and scheduled principal payments) on a trailing 12-month basis (the “Fixed Charge Coverage Ratio”) must be at least 1.15 to 1.0 through March 31, 2007, 1.20 to 1.00 through September 30, 2007, 1.25 to 1.00 through March 31, 2008 and 1.35 to 1.00 at all times thereafter. At March 31, 2007, the Company was in compliance with all of its financial covenants under the Senior Credit Facility.

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
     On July 26, 2004, the Company issued promissory notes to the former stockholders of Dixie in the aggregate amount of $500 thousand. Payments of principal are paid monthly and interest accrues at the rate of 4% per annum on any past due principal amount of the notes. The notes mature on July 31, 2009. Principal payments made in the fiscal quarter ended March 31, 2007, were $24 thousand and the remaining principal payments of $225 thousand are due through the fiscal year ending June 30, 2010.
     On May 11, 2005, the Company issued promissory notes to the former stockholders of Salkeld in the aggregate amount of $230 thousand. The notes matured on April 30, 2007. Principal payments made in the fiscal quarter ended March 31, 2007, were $29 thousand.
Long-Term Financial Obligations and Other Commercial Commitments
     The following table summarizes the outstanding borrowings and long-term contractual obligations of the Company at March 31, 2007, and the effects such obligations are expected to have on liquidity and cash flows in future periods.

	Payments Due by Period
		Less than			After
Contractual Obligations	Total	1 year	1 – 3 years	4 - 5 years	5 years
	(In thousands)
Long-term debt, including current portion	$85,103	$3,367	$81,711	$25	$—
Operating leases	7,690	2,997	3,817	876	—
Interest expense and fees on long-term debt	13,664	5,697	7,967	—	—

Total contractual cash obligations	$106,457	$12,061	$93,495	$901	$—

     Operating Leases. We lease property and equipment, manufacturing and warehouse facilities, and office space under non-cancellable leases. Certain of these leases obligate us to pay taxes, maintenance and repair costs.
     Off-Balance Sheet Arrangements. We do not utilize off-balance sheet financing arrangements. We do, however, finance the use of certain facilities, office and computer equipment, and automobiles under various non-cancellable operating lease agreements. At March 31, 2007, the total future minimum lease payments under various operating leases we are a party to totaled approximately $7.7 million and, as indicated in the table above, are payable through fiscal 2011.

     Long-Term Debt and Advances Under Credit Facilities. As of March 31, 2007, we had outstanding $50 million in Notes due 2009. We maintain the Senior Credit Facility with MLBFS. Outstanding advances under the Senior Credit Facility totaled $34.8 million as of March 31, 2007, which consisted of $15.5 million outstanding under the Revolving Facility and $19.3 million under the Term Loan, and are included in other current and non-current liabilities in our consolidated balance sheets. Promissory notes to former stockholders of Dixie and Salkeld and other long-term obligations were approximately $235 thousand.
     We believe the Company’s borrowings under the Senior Credit Facility, cash on hand and cash flows from operations will satisfy the Company’s short-term and long-term liquidity requirements. The Company may experience periods of higher borrowings under the Senior Credit Facility due to the seasonal nature of its business cycles.
Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“Interpretation 48”). Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Interpretation 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation 48 is effective for fiscal years beginning after December 15, 2006. The Company has not determined the impact, if any, of the implementation of Interpretation 48 on its financial position and results of operations.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). The provisions of FAS 157 define fair value, establish a framework for measuring fair value in generally accepted accounting principles, and expand disclosures about fair value measurements. The provisions of FAS 157 are effective for fiscal years beginning after November 15, 2007. The Company does not believe the adoption of FAS 157 will have a significant effect on its consolidated financial position, results of operations, or cash flows.
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
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an Amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of FAS 159 are effective for fiscal years beginning after November 15, 2007. The Company has not determined the effect, if any, the adoption of this statement will have on the Company’s consolidated financial position or results of operations.
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
     Inventories. Inventories are valued at the lower of cost or market value. Cost is determined using the average cost method for items manufactured by us and the weighted-average cost method for items purchased for resale. We record adjustments to our inventories for estimated obsolescence or diminution in market value equal to the difference between the cost of inventory and the estimated market value, based on market conditions from time to time. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual experience if future economic conditions, levels of customer demand or competitive conditions differ from expectations. Because valuing our inventories at lower of cost or market requires significant management judgment, we believe the accounting estimate related to our inventories is a “critical accounting estimate.” Management of the Company has discussed this critical accounting estimate with the audit committee of our Board of Directors, and the audit committee has reviewed the Company’s disclosure relating to it in this Quarterly Report on Form 10-Q.
     Allowance for Doubtful Accounts. We evaluate the collectibility of accounts receivable based on a combination of factors. In circumstances where there is knowledge of a specific customer’s inability to meet its financial obligations, a specific allowance is provided to reduce the net receivable to the amount that is reasonably believed to be collectable. For all other customers, allowances are established based on historical bad debts, customer payment patterns and current economic conditions. The establishment of these allowances requires the use of judgment and assumptions regarding the potential for losses on receivable balances. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required resulting in an additional charge to expenses when made. Because estimating our uncollectible accounts requires significant management judgment, we believe the accounting estimate related to our allowance for doubtful accounts is a “critical accounting estimate.” Management of the Company has discussed this critical accounting estimate with the audit committee of our Board of Directors, and the audit committee has reviewed the Company’s disclosure relating to it in this Quarterly Report on Form 10-Q.
     At March 31, 2007, our total allowance for doubtful accounts was approximately $2.0 million, compared to $1.5 million as of June 30, 2006. The increase in our allowance for doubtful accounts for the fiscal quarter ended March 31, 2007, was attributable to the increase in the Company’s overall sales volume during the nine months ended March 31, 2007, and additional reserves based upon management’s ongoing assessment of the quality of accounts receivable. See Note 5 in Notes to Condensed Consolidated Financial Statements.
     Goodwill, Intangibles and Long-lived Assets. We assess the recoverability of the carrying value of goodwill, intangibles and long-lived assets periodically. If circumstances suggest that long-lived assets may be impaired, and a review indicates the carrying value will not be recoverable, the carrying value is reduced to its estimated fair value. As of March 31, 2007, the balance sheet includes approximately $63.0 million of goodwill and intangible assets, net, and $9.8 million of fixed assets, net. The Company has concluded that no impairment exists. Because estimating the recoverability of the carrying value of long-lived assets requires significant management judgment and our use of different estimates that we reasonably could have used would have an impact on our reported net long-lived assets, we believe the accounting estimates related to our impairment testing are “critical accounting estimates.” Management of the Company has discussed this critical accounting estimate with the audit committee of our Board of Directors, and the audit committee has reviewed the Company’s disclosure relating to it in this Quarterly Report on Form 10-Q.
Statement Regarding Forward-Looking Disclosure
     This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Collegiate Pacific and its consolidated subsidiaries to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of net sales, gross profit margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include Collegiate Pacific’s ability to integrate acquired businesses, global economic conditions, product demand, financial market performance and other risks that are described herein, including but not limited to the items described from time to time in Collegiate Pacific’s Securities and Exchange Commission reports, including Collegiate Pacific’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006. Collegiate Pacific cautions that the foregoing list of important factors is not all encompassing. Any forward-looking statements included in this report are made as of the date of filing of this report with the Securities and Exchange Commission, and we assume no obligation and do not intend to update these forward-looking statements.
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
     As of March 31, 2007, Collegiate Pacific had $50 million in principal amount of fixed rate debt represented by the Notes and $34.8 million of variable rate debt represented by borrowings under the Senior Credit Facility. Based on the balance outstanding under the variable rate facilities as of March 31, 2007, an immediate change of one percentage point in the applicable interest rate would have caused an increase or decrease in interest expense of approximately $348 thousand on an annual basis. At March 31, 2007, up to $19.0 million of variable rate borrowings were available under the Revolving Facility. We may use derivative financial instruments, where appropriate, to manage our interest rate risks. However, as a matter of policy, Collegiate Pacific does not enter into derivative or other financial investments for trading or speculative purposes. At March 31, 2007, Collegiate Pacific had no such derivative financial instruments outstanding.
     Foreign Currency and Derivatives. We do not use derivative financial instruments to manage foreign currency risk related to the procurement of merchandise inventories from foreign sources and we do not earn income denominated in foreign currencies. We recognize all of our revenue and pay all of our obligations in U.S. dollars.

Item 4. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures. An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in §240.13a–15(e) or §240.15d–15(e) of the General Rules and Regulations of the Securities Exchange Act of 1934, as amended (the “1934 Act)) as of the end of the period covered by this Quarterly Report. Based on that evaluation, management, including the CEO and CFO, has concluded that, as of March 31, 2007, the Company’s disclosure controls and procedures were effective.
     Changes in Internal Control Over Financial Reporting. Collegiate Pacific’s management, with the participation of Collegiate Pacific’s CEO and CFO, has evaluated whether any change in Collegiate Pacific’s internal control over financial reporting occurred during the third quarter of fiscal 2007. Based on that evaluation, management including the CEO and CFO, has concluded that there has been no change in Collegiate Pacific’s internal control over financial reporting during the third quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     On September 21, 2006, Jeffrey S. Abraham, as Trustee of the Law Offices of Jeffrey S. Abraham Money Purchase Plan, dated December 31, 1999, f/b/o Jeffrey S. Abraham, filed a complaint in the Court of Chancery of the State of Delaware in and for New Castle County, C.A. No. 2435-N against the Company, Michael J. Blumenfeld, the four directors of SSG, Arthur J. Coerver, Harvey Rothenberg, Robert W. Philip and Thomas P. Treichler, and SSG, as a nominal defendant. The Plaintiff is a former stockholder of SSG and brought the action as a class action on behalf of all SSG minority stockholders in connection with the September 20, 2006 Agreement and Plan of Merger pursuant to which the Company acquired the remaining shares of the outstanding capital stock of SSG that the Company did not already own. The plaintiff alleges, among other things, that the $8.80 cash price per share of SSG common stock paid to the minority stockholders in the merger was unfair in that the purchase price failed to take into account the value of SSG, its improved financial results and its value in comparison to similar companies. The plaintiff also alleges that the process by which the merger agreement was arrived at could not have been the product of good faith and fair dealing because the Company and Mr. Blumenfeld acted in bad faith by taking various actions to depress the price of SSG common stock and dry up the market liquidity in such shares, all in an effort to effect the merger. In addition, the plaintiff alleges that the directors of SSG breached their fiduciary duties of good faith and loyalty to the plaintiff and the other minority stockholders in the merger agreement negotiations. The plaintiff requested that the merger be enjoined or in the alternative, damages be awarded to the SSG minority stockholders. On January 31, 2007, the plaintiff amended his complaint and is requesting that the court certify plaintiff as the class representative of the proposed class and award plaintiff and the class compensating and /or rescissory damages. The plaintiff also seeks the costs of bringing the action, including reasonable attorneys fees and experts’ fees.
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
Item 5. Other Information.
     On May 11, 2007, the Company entered into a letter agreement with Middle Market Finance, a division of Merrill Lynch Business Financial Services, Inc., the terms of which amend the Senior Credit Facility to permit the Company to finance up to $600,000 of its insurance premiums, related taxes and fees for its general liability, umbrella, crime and fiduciary coverages with the carriers of the respective coverages. The foregoing description of the letter agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the letter agreement, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits.
A. Exhibits. The following exhibits are filed as part of this report:

Exhibit Number	Description
10.1	Letter Agreement, dated May 11, 2007, by and between Collegiate Pacific Inc. and Middle Market Finance, a division of Merrill Lynch Business Financial Services, Inc.*

31.1	Certification of Adam Blumenfeld pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of William R. Estill pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Adam Blumenfeld and William R. Estill pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith

**	Furnished herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

COLLEGIATE PACIFIC INC.
Dated: May 15, 2007	/s/ Adam Blumenfeld
Adam Blumenfeld, Chief Executive Officer

/s/ William R. Estill
William R. Estill, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
     The following exhibits are filed as part of this report:

Exhibit
Number	Description
10.1	Letter Agreement, dated May 11, 2007, by and between Collegiate Pacific Inc. and Middle Market Finance, a division of Merrill Lynch Business Financial Services, Inc.*

31.1	Certification of Adam Blumenfeld pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of William R. Estill pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Adam Blumenfeld and William R. Estill pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith

**	Furnished herewith