Form 10-K
period 2007-06-30
SPORT SUPPLY GROUP, INC.
filed 2007-09-13
CIK 828747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to
Commission File No. 1-15289
Sport Supply Group, Inc.
(Exact Name of Registrant as specified in Its Charter)

Delaware	22-2795073
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1901 Diplomat Drive, Farmers Branch, Texas	75234
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (972) 484-9484
Securities Registered Pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	On Which Registered

Common Stock	American Stock Exchange
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
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting stock of the registrant held by non-affiliates was approximately $77,327,024, based on the closing price of such voting stock on December 29, 2006, of $9.46.
At September 10, 2007, there were 12,188,160 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive 2007 Proxy Statement to be filed with the SEC.

Sport Supply Group, Inc.
FORM 10-K
Fiscal Year Ended June 30, 2007

FORM 10-K ANNUAL REPORT
This Annual Report on Form 10-K contains forward-looking statements that are based on Sport Supply Group, Inc.’s (f.k.a. Collegiate Pacific Inc.) and its consolidated subsidiaries’ (“Sport Supply Group,” “we,” “us,” “our,” or the “Company”) current expectations or forecasts of future events. Actual results in future periods may differ materially from those expressed or implied by those forward-looking statements because of a number of risks and uncertainties. For a discussion of risk factors affecting Sport Supply Group’s business and prospects, see “Item 1A — Risk Factors.”
Our fiscal year ends on June 30 of each year. Accordingly, references in this report to “fiscal 2004,” “fiscal 2005,” “fiscal 2006,” “fiscal 2007,” and “fiscal 2008” refer to our fiscal years ended or ending, as the case may be, June 30, 2004, 2005, 2006, 2007 and 2008, respectively.
PART I
ITEM 1. DESCRIPTION OF BUSINESS.
Our Business
Sport Supply Group is a marketer, manufacturer and distributor of sporting goods equipment, physical education, recreational and leisure products and a marketer and distributor of soft good athletic apparel and footwear products (“soft goods”), primarily to the institutional market in the United States. The institutional market generally consists of youth sports programs, YMCAs, YWCAs, park and recreational organizations, schools, colleges, churches, government agencies, athletic teams, athletic clubs and sporting goods dealers. We offer a broad line of sporting goods and equipment, soft goods and other recreational products, and provide after-sale customer service. We currently market approximately 22 thousand sports related equipment products, soft goods and recreational related equipment and products to institutional, retail and internet customers.
We sell our products directly to our institutional customers primarily through:
•	our unique, informative catalogs and fliers that we distribute to potential customers;

•	our strategically located road sales professionals;

•	our telemarketers;

•	our appearance at trade shows and other sales events; and

•	the Internet.
We market our products through the use of a customer database of over 400 thousand potential customers, our 197 person direct sales force strategically located throughout the Mid-Western and Mid-Atlantic United States, and our call centers located at our headquarters in Farmers Branch, Texas, Corona, California in the Los Angeles basin, and Richmond, Virginia. We have subdivided our mailing list into various customer profiles to help ensure that our catalogs are directed to those individuals that make the decisions to purchase the products we offer. The master mailing list is also subdivided by relevant product types and seasonal demand. We regularly screen, cross check and update our customer database to maintain its accuracy and functionality. Sport Supply Group intends to distribute approximately 3.1 million catalogs and fliers from this database during fiscal 2008.

Corporate History; Additional Information
The Company commenced operations in February 1998 when it was acquired by Michael J. Blumenfeld and Adam Blumenfeld. Michael Blumenfeld sold all of the assets of Collegiate Pacific Inc. f/k/a Nitro Sports, Inc., a company he formed in 1997 to engage in the catalog and mail order marketing of sports equipment, to the Company, at cost. We changed our name to Collegiate Pacific Inc. at that time and in July 1999 reincorporated the Company as a Delaware corporation. In an effort to streamline the organizational structure of the Company’s team dealers, on January 1, 2007, the Company caused to be effected the merger of Salkeld & Sons, Inc. (“Salkeld”) with and into Kesslers Team Sports, Inc. (“Kesslers”), and the merger of CMS of Central Florida d/b/a Orlando Team Sports (“OTS”) with and into Dixie Sporting Goods Co., Inc. (“Dixie”). On June 30, 2007, the Company also caused to be effected the merger of Tomark Inc. (“Tomark”) and Sport Supply Group, Inc. (“Old SSG”) with and into Collegiate Pacific Inc. On June 30, 2007, the Company changed its name to Sport Supply Group, Inc. and, on July 1, 2007, changed its stock ticker symbol from “BOO” to “RBI.” As a result of these mergers, the Company currently has two wholly-owned subsidiaries: Kesslers Team Sports, Inc., a Delaware corporation, and Dixie Sporting Goods Co., Inc., a Virginia corporation. On July 26, 2007, the Company entered into a purchase agreement with CBT Holdings, LLC whereby the Company privately sold 1,830,000 shares of its common stock, par value $0.01 per share for $18,300,000. The transaction was consummated on July 30, 2007.
Sport Supply Group’s common stock currently trades on the American Stock Exchange (symbol: RBI). Our executive offices are located at 1901 Diplomat Drive, Farmers Branch, Texas 75234, and our telephone number at that location is (972) 484-9484. The Company’s fiscal year ends on June 30.
Our Internet website is www.sportsupplygroup.com. Sport Supply Group makes available, free of charge, on or through the website, its annual, quarterly and current reports and other Securities and Exchange Commission (“SEC”) filings, including Forms 3, 4 and 5, as well as any amendments to those reports, as soon as reasonably practicable after electronically filing those reports with the SEC. This website address is intended to be an inactive textual reference only, and none of the information contained on the website is part of this report or is incorporated in this report by reference.
Acquisition Strategy
We believe a consolidation of the sporting goods industry has contributed to a shift of sales within the institutional market from traditional, retail storefront sites to sales from catalogs, direct marketing by road sales professionals and the Internet. Sport Supply Group believes the most successful sporting goods companies will be those with strong financial resources and the ability to produce or source high-quality, low cost products, deliver those products directly to customers on a timely basis and access distribution channels with a broad array of products and brands.
We believe we are well positioned to grow our business because of our superior catalog design, our efficient merchandising and direct distribution capabilities, our 197 person direct sales force, our extensive product offerings, our long-term customer relationships, our superior customer service, and our superior sourcing and production capabilities. Since commencing operations in 1998, the Company’s annual net sales have grown to approximately $237 million for the fiscal year ended June 30, 2007, through a combination of internal growth and strategic acquisitions. Net sales were approximately $224 million and $106 million in 2006 and 2005, respectively. For additional information on our financial results, see Item 8, Financial Statements and Supplementary Data.

Our strategic plan has included both organic growth from existing operations and growth through the acquisition of other companies. Since January 2004, we have completed the following acquisitions:
Fiscal 2007
•	Old SSG in November 2006 — completed the acquisition of the remaining 26.8% of the capital stock of Old SSG that we did not already own. Old SSG was a direct marketer and Business-To-Business (“B2B”) e-commerce supplier of sporting goods and physical education equipment to the institutional and youth sports markets.
Fiscal 2006
•	Old SSG in July 2005 — acquired 53.2% of the outstanding capital stock of Old SSG in July 2005. During the second quarter of fiscal 2006, we acquired an additional 20% of the outstanding capital stock of Old SSG bringing our total ownership to 73.2%;

•	The operating assets of Team Print in August 2005 — a leading embroiderer and screen printer of sporting goods apparel and accessories, which was acquired from one of the former stockholders of Salkeld;
Fiscal 2005
•	Dixie in July 2004 — a leading supplier of soft goods and sporting goods equipment throughout the Mid-Atlantic region of the United States, with a road sales force of approximately 56 employees;

•	OTS in December 2004 — a leading supplier of soft goods and sporting goods equipment throughout the State of Florida with a road sales force of approximately 13 employees;

•	Salkeld in May 2005 — a leading supplier of soft goods and sporting goods equipment throughout the State of Illinois, with a particular concentration in Chicago and a road sales force of approximately 13 employees;
Fiscal 2004
•	Tomark in January 2004 — a marketer, distributor, manufacturer and installer of sporting goods and related equipment primarily to the California institutional market with a road sales force of approximately 8 employees; and

•	Kesslers in April 2004 — a leading supplier of soft goods and sporting goods equipment throughout the Mid-West region of the United States, with a road sales force of approximately 85 employees.
As its primary goal, Sport Supply Group’s management seeks to optimize the collective and individual performance of these acquired businesses. We have strived to identify areas in which these businesses are unique and areas in which they overlap.
In those areas where our businesses are unique, Sport Supply Group seeks to promote and develop those unique qualities by integrating them into all of our distribution channels. As an example of this integration, Sport Supply Group has enhanced Kesslers’, Dixie’s, OTS’ and Salkeld’s existing offering of soft goods with the infusion of approximately 8,800 Sport Supply Group proprietary products into their marketing mix. Sport Supply Group has designed catalogs for Kesslers, Dixie, OTS and Salkeld that display both soft goods and sporting goods equipment.
In those areas where our businesses overlap, Sport Supply Group endeavors to integrate them to build on inherent synergies, develop collective vision and maximize cost efficiencies. An example of this effort is reflected in the integration of the Sport Supply Group, Old SSG, and Tomark manufacturing and assembly capabilities in our Farmers Branch, Texas facility and the utilization of in-house embroidery and screen print services at Team Print. We believe we can more effectively monitor the quality of products while at the same time be able to realize cost savings for our customers.

For additional information on these acquisitions, see Note 3 in Notes to Consolidated Financial Statements.
Products and Services
We offer a broad line of sporting goods equipment, soft goods, and physical education, recreational and leisure products, which includes over 22 thousand products for sale. Our product lines of sporting goods include, but are not limited to, equipment and soft goods for the following sports: football; baseball; softball; basketball; volleyball; soccer; tennis; and other racquet sports. Our line of equipment for these sports includes, but is not limited to, inflatable balls, nets, batting cages, scoreboards, bleachers, weight lifting equipment, standards and goals. We also offer other recreational products including fitness equipment, camping equipment, indoor recreational games and outdoor playground equipment. We also provide after-sale customer service through toll-free numbers.
Because we believe brand recognition is important to our institutional customers, we market most of our products under trade names or trademarks owned by others or us. The following table lists our principal products and includes, but not limited to, the various brand names under which they are sold:

Product	Brand Name
Team sports apparel (soft goods)	Nike, Rawlings, Wilson, Under Armour and Champion
Batting cages, soccer goals, basketball goals	FunNets, Mark One, MacGregor and Alumagoal
Camping and related accessories	Mark One
Tennis nets and court equipment	Edwards, Rol-Dri
Baseballs, caps, softballs, bats, gloves and accessories	Diamond, Mark One, New Era Ryan Express, Wilson, MacGregor, Rawlings, Easton and Pro Base
Football helmets, footballs, pads and accessories	Schutt, Pro Down
Basketballs	Mark One, Spalding, MacGregor and Voit
Physical Education and Recreation	Voit, Gamecraft and GSC
Exercise equipment	Champion Barbell and Brute Force
Track and field	Port-A-Pit
Team Sports Apparel (soft goods). Nike, Rawlings, Wilson, Under Armour, and Champion are all leading suppliers of team sports apparel. Under the terms of non-exclusive supply arrangements we have with these manufacturers, we purchase soft goods from these manufacturers for resale to our customers and either complete the custom silk screening, embroidering and other decorating work on the soft goods in-house or through subcontractors, or arrange to have the manufacturer complete the custom decorating of the soft goods prior to shipment.
Cages, Goals and Camping Equipment. We own the registered trademarks FunNets, Mark One and Alumagoal. We have a license agreement to use the MacGregor trademark, which permits us to manufacture, promote, sell, and distribute certain products to designated customers throughout the world. The original license was acquired in February 1992 and amended in December 2000. The amended license agreement is with MacMark, Equilink, and Riddell and has an original term of forty (40) years, but will automatically renew for successive forty (40) year periods unless terminated in accordance with the terms of the license. The amended and restated license requires us to pay an annual royalty based upon sales of MacGregor® branded products, with the minimum annual royalty set at $100,000. Through our registered trademarks and license agreements, we manufacture or source from overseas manufacturers our proprietary products such as batting cages, bleachers, soccer and basketball goals and volleyball standards. We generally recognize a higher profit margin from the sale of our manufactured or imported proprietary products.

Tennis. In February 2000, we entered into an exclusive license agreement with Edwards Sports Products Limited to use the Edwards name in connection with manufacturing, selling and distributing tennis nets and court equipment worldwide, except in the United Kingdom and Ireland. We are required to pay a royalty of 4.5% of the net sales price of all Edwards products we sell. We paid Edwards a total royalty of approximately $49 thousand in fiscal 2007. This license expires in February 2011 unless earlier terminated in accordance with the terms of the license agreement. We also manufacture or source golf course and tennis court maintenance equipment from overseas manufacturers and sell them under our Rol-Dri and Tidi-Court brand names.
Baseball and Softball. Diamond, Rawlings, Easton, New Era and Wilson are leading suppliers of baseball and softball equipment. We have non-exclusive supply arrangements with Diamond and Wilson under which we acquire baseball caps, gloves, baseballs, softballs, batters’ helmets, catchers’ and umpires’ protective equipment, aluminum and wooden baseball bats, batters’ gloves and miscellaneous accessories for resale to our customers. We also manufacture or source products from overseas manufacturers and offer them to our customers under our MarkOne brand name and MacGregor licensed name. Under an exclusive agreement with New Era, a sports-licensed headwear company, Sport Supply Group acts as a single-point solution for marketing, order processing, and distribution to the institutional market on behalf of New Era. In fiscal 2007, we began to market our pitching machines and other related pitching equipment under the name Ryan Express. During the fourth quarter of fiscal 2006, we entered into an exclusive relationship with Nolan Ryan to design and market existing and new pitching products. We also source baseball bases from overseas manufacturers and sell them under our Pro Base brand name.
Football. Schutt is a leading supplier of football equipment. Under the terms of the non-exclusive supply arrangement we have with Schutt, we purchase helmets, shoulder pads, faceguards, chin straps and related accessories in both the youth and adult markets for resale to our customers. We also manufacture or source football down markers and related accessories from overseas manufacturers and sell them under our Pro Down brand name.
Basketball. Spalding sells several different models of basketballs for men and women in both the youth and adult markets. Under the terms of the non-exclusive supply arrangement we have with Spalding, we acquire basketballs for resale to our customers. We also manufacture or source basketballs from overseas manufacturers and sell them under our MarkOne, Voit, and MacGregor brand names. In December 1986 we entered into a licensing agreement with Voit Corporation which permits us to use the Voit® trademark in connection with manufacturing, advertising, and selling specified sports related equipment and products. We are required to pay annual royalties under the license.
Physical Education and Recreation. We own the Gamecraft and GSC trademarks. Through our registered trademarks and license agreements we manufacture or source from overseas manufacturers our proprietary products such as physical education, recreational game tables, coaching equipment, and gymnastics equipment.
Exercise Equipment. We own the Champion Barbell and Brute Force trademarks. Through our registered trademarks, we source from overseas manufacturers our proprietary products such as barbells, dumbbells and weight lifting benches and machines.
Track and field. We own the Port-A-Pit trademark. Through our registered trademarks, we manufacture or source from domestic and overseas manufacturers our proprietary products such as hurdles, track and field implements like shot puts, high jump and pole-vault landing pits.

Certain brand names, such as Adidas®, New Era®, Nike®, Rawlings®,Champion®, Schutt®, Spalding®, Wilson®, Under Armour®, Edwards®, Rol-Dri®, Mark One®, MacGregor®, Voit®, Alumagoal® and FunNets® are believed by Sport Supply Group to be well recognized by our customers and therefore important to the sales of these products. The Company has various other trade names for which it markets its products. Except for New Era, we do not have written supply agreements with any of our suppliers. Registered and other trademarks and trade names of Sport Supply Group’s products are italicized in this Form 10-K.
Sales and Marketing
We believe we are the fastest growing direct manufacturer, marketer and distributor of sporting goods to the institutional sporting goods market in the United States. Through our acquisitions of our team dealers (Kesslers, Dixie, OTS and Salkeld), each with its own road sales professionals, we offer our complete line of sporting goods equipment, soft goods, and physical education, recreational and leisure products to our traditional school accounts such as colleges, universities, high schools, and all other levels of public and private schools and their athletic and recreational departments. We continue to utilize our distinctive catalogs to offer our complete line of sporting goods equipment, soft goods, and physical education, recreational and leisure products to our traditional school accounts as well as non-traditional accounts such as youth sports programs, park and recreational organizations, churches, government agencies, athletic clubs and dealers.
Our master mailing list currently includes over 400 thousand potential customers, and we intend to distribute approximately 3.1 million catalogs and fliers to this audience during fiscal 2008. We subdivided our mailing list into various combinations designed to place catalogs in the hands of the individuals making the purchasing decisions. The master mailing list is also subdivided by relevant product types, seasonal demands, and customer profiles.
In addition to promoting our products through catalogs and other direct mailings, we offer our products directly to our team, institutional and corporate customers through our 197 person direct sales force. Primarily focused in the Mid-Western and the Mid-Atlantic United States, our direct sales force calls on our team, institutional and corporate accounts to promote our broad line of soft goods and sporting goods equipment. We also market our products through trade shows, telemarketing and the Internet.
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
Approximately 3.2%, 2.1% and 1.2% of our sales in fiscal 2007, 2006 and 2005, respectively, were to agencies of the United States Government. Due to the acquisition of the capital stock of Old SSG, we currently have two contracts with the General Services Administration that grant us an “approved” status when attempting to make sales to military installations or other governmental agencies. The existing contracts with the General Services Administration expire on July 31, 2009 and December 31, 2011. Under these contracts, we agree to sell approximately 250 products to United States government agencies and departments at catalog prices or at prices consistent with any discount provided to our other customers. Products sold to the United States Government under the General Services Administration contracts are always sold at our lowest offered price. In addition to the GSA Contracts, the Company has an Air Force non-appropriated funds contract that allows us to sell our entire offering of catalog products. This contract expires September 30, 2008.

Seasonal Nature of Business; Backlog
Historically, sales of our sporting goods have experienced seasonal fluctuations. This seasonality causes our financial results to vary from quarter to quarter, which usually results in higher net sales and operating profit in our first, third and fourth fiscal quarters (July through September and January through June), with our highest net sales and operating profit usually occurring in our first fiscal quarter, and our lowest net sales and operating profit usually occurring in our second fiscal quarter (October through December). We attribute this seasonality primarily to the budgeting procedures of our customers and the seasonal demand for our products, which have historically been driven by spring and summer sports. Generally, between the months of October and December of each fiscal year, our sales are lower due to the lower level of sports activities at our institutional customer base, a higher degree of adverse weather conditions and a greater number of school recesses and major holidays. We have somewhat mitigated this sales reduction during the December quarter by marketing our products through the websites of large retailers. Retail customers order the products from the retailer’s websites and we ship the products to the retailer’s customers. We believe that our acquisitions of our team dealers, Kesslers, Dixie, OTS and Salkeld, which have a greater focus on fall and winter sports, have reduced the seasonality of our financial results. However, Old SSG’s results of operations, which follow the selling pattern of the Company’s traditional catalog operations, have and will continue to affect our financial results by increasing our operating profit in our third and fourth fiscal quarters (January through June).
Our sales are made primarily pursuant to standard purchase orders. Our backlog of unfulfilled orders as of June 30, 2007 was approximately $18.6 million as compared to $19.0 million at June 30, 2006 and is primarily attributable to an overall increase in the sale of our products.. We anticipate our backlog will increase in fiscal 2008 and future periods as we continue to sell more soft goods, which generally have a longer lead-time for delivery — generally six to eight weeks between order placement and delivery. Our products are either shipped directly to our customers by either our manufacturing vendors partners or by us upon our completion of all decorating work.
Manufacturing; Foreign Sourcing and Raw Materials
We are now sourcing many of the products previously manufactured by us, including products such as basketball standards, certain soccer goals, volleyball systems, badminton systems, fitness equipment, etc. Products have been sourced to both domestic and international vendors. Sourcing these products has enabled us to (i) reduce our cost of goods in many of these products, (ii) reduce our manufacturing facility costs, (iii) reduce many selling prices to our customers and (iv) improve our remaining manufacturing efficiencies by focusing on longer production runs of fewer products. Sourcing these products also requires us to carry more inventory due to the longer lead times from overseas. We believe selling products to our customers at more competitive prices will have a positive impact on our revenue base and our operating profits.
In addition, we believe that many of the products we purchase from our domestic suppliers are also sourced from overseas, and we derive a significant portion of our revenues from the sale of products purchased directly from suppliers in the Far East. Accordingly, we are subject to the risks of this international component that may affect our ability to deliver products in a timely and competitive manner. These risks include:
•	shipment delays;

•	fluctuations in exchange rates;

•	increases in import duties;

•	changes in customs regulations;

•	adverse economic conditions in foreign countries;

•	social, political and economic instability;

•	acts of war and terrorism.

•	strikes by the International Longshore and Warehouse Union (the “ILWU”) (union of dock workers that move cargo, such as import containers, along the West Coast); and

•	lockout of the ILWU by the Pacific Maritime Association (group of global ship owners and terminal operators).
As a result, we attempt to maintain an adequate supply of critical inventory items. We are not dependent on any single source of supply. Although the vast majority of products we distribute are purchased in final form, a small percentage of the items require some fabrication to complete. We own welding machines and an assortment of tools to aid in this fabrication process. The raw materials used in this process are in the form of shipping supplies, nuts and bolts, and other commercially available products. We believe multiple suppliers exist for these products nationwide.
Competition
We compete principally in the institutional market with local sporting goods dealers and other direct mail companies, which collectively dominate the institutional market. We compete on a number of factors, including price, relationships with customers, name recognition, product availability and quality of service. We believe we have an advantage in the institutional market over traditional sporting goods retailers because our selling prices do not include comparable price markups attributable to wholesalers, manufacturers, and distributors. In addition, we believe we have an advantage over other direct mail marketers and team dealers of sporting goods because we offer a wide array of proprietary products, coupled with prompt and accessible service, at the most competitive prices.
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
Employees
We currently employ approximately 776 people on a full-time basis compared to 863 employees on a full-time basis at the end of fiscal 2006. In addition, we may hire temporary employees as seasonal increases in demand occur. Our employees are not represented by any organized labor organization or union, and we believe our relations with our employees are generally good.
ITEM 1A. RISK FACTORS.
There are many risk factors that affect Sport Supply Group’s business and the results of its operations, some of which are beyond the Company’s control. The following is a description of some of the important risk factors that may cause the actual results of Sport Supply Group’s operations in future periods to differ substantially from those currently expected or desired. Also see Item 3, “Legal Proceedings.”

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
Our success depends upon our ability to develop new, and enhance our existing relationships with, customers and suppliers. Our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in our industry. To address these risks, we must, among other things:
•	effectively develop new relationships and maintain and better penetrate existing relationships with our suppliers, advertisers and customers;

•	provide quality products at competitive prices;

•	respond to competitive developments;

•	attract, retain, and motivate qualified personnel; and

•	anticipate and respond to merchandise trends and consumer demands.
We cannot assure you that we will succeed in addressing such risks. Our failure to do so could have a material adverse effect on our business, financial condition, or results of operations in the form of lower revenues and operating profit and higher operating costs.
We may be unable to make additional acquisitions on attractive terms or successfully integrate them into our operations.
The substantial majority of our recent growth has been due to our acquisitions of Old SSG, Tomark, Kesslers, Dixie, OTS, Salkeld, and Team Print. We expect to continue to evaluate and, where appropriate, pursue acquisition opportunities on terms our management considers favorable to us. We cannot assure you that we will be able to identify suitable acquisitions in the future, or that we will be able to purchase or finance these acquisitions on favorable terms or at all. In addition, we compete against other companies for acquisitions, and we cannot assure you that we will be successful in the acquisition of any companies appropriate for our growth strategy. Further, we cannot assure you that any future acquisitions that we make will be integrated successfully into our operations or will achieve desired profitability objectives.
Acquisitions of these and any other companies involve a number of risks, including:
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
Various factors affect our quarterly operating results and some of them are not within our control. They include, among others:
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
State and local sales tax collection may affect demand for our products.
We collect and remit sales tax in states in which we have a physical presence or in which we believe nexus exists, which obligates us to collect sales tax. Other states may, from time to time, claim that we have state-related activities constituting a sufficient nexus to require such collection. Additionally, many other states seek to impose sales tax collection obligations on companies that sell goods to customers in their state, or directly to the state and its political subdivisions, even without a physical presence. Such efforts by states have increased recently, as states seek to raise revenues without increasing the tax burden on residents, and one state is currently asserting such a claim against us. We rely, as do other direct mail retailers, on United States Supreme Court decisions which hold that, without Congressional authority, a state may not enforce a sales tax collection obligation on a company that has no physical presence in the state and whose only contacts with the state are through the use of interstate commerce such as the mailing of catalogs into the state and the delivery of goods by mail or common carrier. We cannot predict whether the nature or level of contacts we have with a particular state will be deemed enough to require us to collect sales tax in that state nor can we be assured that Congress or individual states will not approve legislation authorizing states to impose tax collection obligations on all direct mail and/or e-commerce transactions. A successful assertion by one or more states that we should collect sales tax on the sale of merchandise could result in substantial tax liabilities related to past sales and would result in considerable administrative burdens and costs for us and may reduce demand for our products from customers in such states when we charge customers for such taxes.
We depend on key personnel for our future success.
Our performance is substantially dependent on the skills, experience, and performance of our Chief Executive Officer, Adam Blumenfeld, as well as our ability to retain and motivate other officers and key employees, especially our road sales professionals, certain of whom would be difficult to replace. We neither have an employment agreement with Adam Blumenfeld nor do we carry “key person” life insurance on any of our officers or employees. In addition, Michael J. Blumenfeld, the Company’s founder and long-time Chief Executive Officer, stepped down as Chief Executive Officer on November 13, 2006 and further reduced his operating role with the Company on June 30, 2007 by stepping down as Chairman of the Board. Michael J. Blumenfeld was the original founder of the Company and the departure of Mr. Blumenfeld from the role of Chief Executive Officer may impede the Company’s future success.
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

Accordingly, we are subject to the risks of international business, including:
•	shipment delays;

•	fluctuation in exchange rates;

•	increases in import duties;

•	changes in customs regulations;

•	adverse economic conditions in foreign countries;

•	social, political and economic instability;

•	acts of war and terrorism;

•	strikes by the ILWU (union of dock workers that move cargo, such as import containers, along the West Coast);

•	lockout of the ILWU by the Pacific Maritime Association (group of global ship owners and terminal operators); and

•	having to carry extra inventory due to the long lead times.
The occurrence of any one or more of the events described above could adversely affect our business, financial condition and results of operations due to an inability to make timely shipments to our customers.
We depend on a large number of domestic suppliers for our finished goods.
We are dependent on a large number of domestic suppliers for our finished goods. Any significant delay in the delivery of products by our domestic suppliers combined with our inability to obtain substitute sources for these products in a timely manner or on terms acceptable to us could significantly increase our backlog and could result in the cancellation of customer orders, damage our customer relationships and harm our operating results.
We depend on third-party carriers.
Our operations depend upon third-party carriers to deliver our catalogs and products to our customers. We ship our products using common carriers, primarily UPS and ABF. The operations of such carriers are outside our control. Accordingly, our business reputation and operations are subject to certain risks, including:
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
We have in the past, and may continue to be subject to product liability claims if people or property are harmed by the products we sell.
Some of the products we sell have in the past, and may continue to expose us to product liability claims relating to personal injury, death, or property damage caused by such products, and may require us to take actions such as product recalls. Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. In addition, some of our vendor agreements with our distributors, manufacturers, and third party sellers do not indemnify us from product liability. The Company believes it has adequate insurance coverage in the event of a product liability claim and no reserves in excess of its insurance coverage have been established. In the event of a product liability claim exceeding the Company’s insurance coverage, the Company could suffer financial losses which could have a material adverse effect on the operating results of the Company.
We have a material amount of goodwill and may be required to recognize future intangible impairment charges.
Approximately $63.0 million, or 40.2%, of our total assets as of June 30, 2007, represented intangible assets, the significant majority of which is goodwill. Goodwill is the amount by which the costs of an acquisition accounted for using the purchase method exceeds the fair value of the net assets we acquired. We are required to record goodwill as an intangible asset on our balance sheet. Pursuant to accounting principles generally accepted in the United States of America (“US GAAP”), we are required to test goodwill and other intangible assets to determine if they are impaired. Such tests are required to be performed annually or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying amount. Disruptions to our business, protracted economic weakness, unexpected significant declines in operating results and market capitalization declines may result in charges for goodwill and other intangible asset impairments. Reductions in our net income caused by the write-down of goodwill or intangible assets could materially adversely affect our results of operations.
Acts of war or terrorism may have an adverse effect on our business.
Acts of war or terrorism may have an adverse effect on the economy generally, and more specifically on our business, financial condition, results of operations and prospects. Among various other risks, such occurrences have the potential to adversely affect our ability to consummate future debt or equity financings and negatively affect our ability to manufacture, source and deliver products in a timely manner.
Our operations are largely dependent on our information technology systems, which require significant expenditures and entail risk.
We rely on a variety of information technology systems in our operations and our success is largely dependent on the accuracy and proper use of these systems. In connection with managing our growth, we continually evaluate the adequacy of our systems and procedures, and anticipate that we will regularly need to make capital expenditures to update and modify our management information systems, including software and hardware, as we grow and the needs of our business change. We recently migrated a portion of our catalog application onto the existing Old SSG SAP ERP system. We may encounter issues with data integrity that could impact our ability to process orders, procure product and properly record transactions. The occurrence of a significant system failure, electrical or telecommunications outages or our failure to expand or successfully implement or integrate new systems, including those of businesses that we have acquired or may acquire in the future, could have a material adverse effect on our results of operations.

In addition, our information systems networks, including our website, and applications could be adversely affected by viruses and worms and may be vulnerable to malicious acts such as hacking. Although we take preventative measures, these procedures may not be sufficient to avoid harm to our operations, which could have an adverse effect on our results of operations.
Risks Related to our Corporate Structure and Stock
Our stock price could be subject to significant volatility.
The price of our common stock is determined in the marketplace and may be influenced by many factors, including:
•	the depth and liquidity of the market for our common stock;

•	investor perception of our company and the industry within which we compete;

•	analysts’ expectations for our future performance and our ability to meet such expectations;

•	quarterly variations in operating results; and

•	general economic and market conditions.
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
A substantial number of shares of our common stock are reserved for issuance pursuant to stock options. As of June 30, 2007, we had 977,950 outstanding options, each to purchase one share of our common stock, issued to key employees, officers and directors under our 1998 Collegiate Pacific Inc. Stock Option Plan. The options have exercise prices ranging from $3.89 per share to $14.34 per share. At our fiscal 2007 annual meeting of stockholders held on December 15, 2006, our stockholders approved the Collegiate Pacific Inc. 2007 Stock Option Plan (the “2007 Plan”) as adopted by our Board of Directors on November 2, 2006, and the reservation of 500,000 shares of common stock for issuance thereunder. The 2007 Plan provides for the grant of stock options (including nonqualified options and incentive stock options). On July 2, 2007, approximately 232,500 options were granted under the plans at an exercise price of $9.75 per option. In addition, on August 28, 2007, our Board of Directors approved option awards under the 2007 Plan to two executives, Terry Babilla and Adam Blumenfeld. The grant date of the option awards was September 7, 2007, and Messrs. Babilla and Blumenfeld received 130,000 options and 150,000 options, respectively, at an exercise price of $9.56 per option. The exercise of these outstanding options could have a significant adverse effect on the trading price of our common stock, especially if a significant volume were to be exercised and the stock issued was immediately sold into the public market. Further, the exercise of these options could have a dilutive impact on other shareholders by decreasing their ownership percentage of our outstanding common stock

Four principal stockholders own a significant amount of our outstanding common stock.
Based on the number of outstanding shares of our common stock as of September 10, 2007, CBT Holdings, LLC beneficially owns 1,830,000 shares of our common stock, or 15.0%, Carlson Capital LP beneficially owns 1,467,488 shares of our common stock, or 12.0%, Skystone Advisors LLC beneficially owns 1,808,838 shares of our common stock (including 273,078 shares issuable upon conversion of our notes), or 14.8%, and Wellington Management Company LLP beneficially owns 1,384,507 shares of our common stock, or 11.4%. As a result, these stockholders are in a position to influence significantly the outcome of elections of our directors, the adoption, amendment or repeal of our bylaws and any other actions requiring the vote or consent of our stockholders.
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
In connection with the sale of the notes, we incurred $50 million of indebtedness. Because of this indebtedness, our principal and interest payment obligations increased substantially. The degree to which we are leveraged could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations is dependent upon our future performance, which is subject to financial, business and other factors affecting our operations, many of which are beyond our control.
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
Our subsidiaries are not restricted from incurring additional debt or liabilities under the indenture. In addition, we are not restricted from paying dividends or issuing or repurchasing our securities under the indenture. If we or our subsidiaries were to incur additional debt or liabilities, our ability to pay our obligations on the notes could be adversely affected. As of June 30, 2007, we had borrowed approximately $14.2 million under our revolving line of credit, $10.5 million under our senior term loan, $50 million from the sale of the notes, and an aggregate amount of other indebtedness and liabilities of approximately $31.4 million (excluding intercompany liabilities which are not required to be recorded on the balance sheet in accordance with US GAAP).

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
Our common stock trades on the American Stock Exchange under the symbol “RBI.” On September 10, 2007, the last reported sale price of our common stock was $9.73 per share. The initial conversion price of the notes is approximately $14.65 per share. The market prices of our securities are subject to significant fluctuations. Such fluctuations, as well as economic conditions generally, may adversely affect the market price of our securities, including our common stock and the notes.
The notes are not rated.
The notes are currently not rated. If, however, one or more rating agencies rate the notes and assign the notes a rating lower than the rating expected by investors, or reduce their rating in the future, the market price of the notes and our common stock would be harmed.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
Our facilities and those of our wholly-owned subsidiaries, each of which is included in the table below, are generally adequate for our current and anticipated future needs. Our facilities generally consist of executive and administrative offices, warehouses, a call center, production, distribution and fulfillment facilities and sales offices.
We believe all of our leases are at prevailing market rates and, except as noted, with unaffiliated parties. We believe the duration of each lease is adequate and believe our principal properties are adequate for the purposes for which they are used and are suitably maintained and insured for these purposes. We do not anticipate any future problems renewing or obtaining suitable leases for our principal properties.

The table below provides information with respect to the principal warehouse, production and distribution facilities of the Company:

			Lease Expires
Location	Type of Facility	Square Footage	or is Owned
Farmers Branch, Texas	Warehouse, Production and Distribution	48,000	2010
Farmers Branch, Texas	Warehouse, Production and Distribution	137,600	2010
Farmers Branch, Texas	Warehouse and Fulfillment	181,000	2010
Richmond, Indiana	Warehouse, Production and Distribution	76,000	2009
Richmond, Virginia	Warehouse, Production and Distribution	37,300	2008
Corona, California	Warehouse, Production and Distribution	29,700	2009
Sanford, Florida	Warehouse, Production and Distribution	12,000	2010
Bourbonnais, Illinois	Warehouse, Production and Distribution	10,000	2009
Bourbonnais, Illinois	Embroidering and Screen Printing	16,000	2010
Anniston, Alabama	Manufacturing	35,000	Owned
Anniston, Alabama	Manufacturing	45,000	Owned
Our corporate headquarters are located within the approximately 138 thousand square feet of leased space located at 1901 Diplomat Drive, Farmers Branch, Texas. The terms of Sport Supply Group’s leases range from two to five years and most are renewable for additional periods. The Richmond, Indiana location is owned by RPD Services, Inc., an Indiana corporation f/k/a Kesslers Sport Shop, Inc., from which we acquired substantially all of its operating assets in April 2004. RPD Services, Inc. is owned by Bob Dickman, Phil Dickman and Dan Dickman, all of whom are employed by our wholly owned subsidiary, Kesslers. The Sanford, Florida location is owned by McWeeney Smith Partnership, which is controlled by the former owners of OTS, each of which was formerly employed by our wholly owned subsidiary, OTS. The Bourbonnais, Illinois embroidering and screen printing facility is owned by Albert A. Messier, a former stockholder of Salkeld and the former owner of our Team Print business, which we acquired in August 2005. Mr. Messier is employed by our wholly owned subsidiary, Kesslers.
We also lease small sales offices or storage areas ranging in size from 500 square feet to 10 thousand square feet in various locations throughout the United States. Most of the leases have lease terms ranging from one to five years.
ITEM 3. LEGAL PROCEEDINGS.
On September 21, 2006, Jeffrey S. Abraham, as Trustee of the Law Offices of Jeffrey S. Abraham Money Purchase Plan, dated December 31, 1999, f/b/o Jeffrey S. Abraham, filed a complaint in the Court of Chancery of the State of Delaware in and for New Castle County, C.A. No. 2435-N against the Company, Michael J. Blumenfeld, the four directors of Old SSG, Arthur J. Coerver, Harvey Rothenberg, Robert W. Philip and Thomas P. Treichler, and Old SSG, as a nominal defendant. The Plaintiff is a former stockholder of Old SSG and brought the action as a class action on behalf of all Old SSG minority stockholders in connection with the September 20, 2006 Agreement and Plan of Merger pursuant to which the Company acquired the remaining shares of the outstanding capital stock of Old SSG that the Company did not already own. The plaintiff alleges, among other things, that the $8.80 cash price per share of Old SSG common stock paid to the minority stockholders in the merger was unfair in that the purchase price failed to take into account the value of Old SSG, its improved financial results and its value in comparison to similar companies. The plaintiff also alleges that the process by which the merger agreement was arrived at could not have been the product of good faith and fair dealing because the Company and Mr. Blumenfeld acted in bad faith by taking various actions to depress the price of Old SSG common stock and dry up the market liquidity in such shares, all in an effort to effect the merger. In addition, the plaintiff alleges that the directors of Old SSG breached their fiduciary duties of good faith and loyalty to the plaintiff and the other minority stockholders in the merger agreement negotiations. The plaintiff requested that the merger be enjoined or in the alternative, damages be awarded to the Old SSG minority stockholders. On January 31, 2007, the plaintiff amended his complaint and is requesting that the court certify plaintiff as the class representative of the proposed class and award plaintiff and the class compensating and/or rescissory damages. The plaintiff also seeks the costs of bringing the action, including reasonable attorneys fees and experts’ fees. Formal discovery is on-going.

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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market
Our common stock trades on the American Stock Exchange under the symbol “RBI.” The following table sets forth the high and low sale prices for our common stock during each of the periods indicated, as reported on the American Stock Exchange.

	Fiscal 2007		Fiscal 2006
Calendar Quarter	Low	High	Low	High

July 1 — September 30	$8.23	$10.75	$10.30	$12.68
October 1 — December 31	9.08	10.50	8.71	11.60
January 1 — March 31	7.80	9.48	9.12	10.85
April 1 — June 30	7.44	9.71	9.76	11.19
Stock Price Performance Graph
The following performance graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Sport Supply Group filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent Sport Supply Group specifically incorporates this performance graph therein, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.
The following graph compares the cumulative total return on Sport Supply Group’s common stock during the last five years with an AMEX Market Index and a weighted index of a peer group of companies that in the judgment of the Company sold products similar to the Company during the same period. The peer group is comprised of Hibbett Sporting Goods, Varsity Group, Inc., K2, Inc. and Escalade, Inc. The graph shows the value, at the end of each of the last five fiscal years, of $100 invested in Sport Supply Group’s common stock or the indices on July 1, 2002, and assumes the reinvestment of all dividends. The graph depicts the change in the value of common stock relative to the indices as of the end of each fiscal year and not for any interim period. Historical stock price performance is not necessarily indicative of future stock price performance.
Comparison of 5-Year Cumulative Total Return
(Assumes $100 Invested on July 1, 2002)

	7/1/2002	6/30/2003	6/30/2004	6/30/2005	6/30/2006	6/30/2007
Sport Supply Group, Inc.	100.00	138.65	238.48	219.90	231.76	211.11
Amex Market index	100.00	111.40	132.73	146.13	167.95	201.01
Peer Group Index	100.00	114.28	214.78	222.57	206.14	221.97

Holders
As of September 10, 2007, there were approximately 301 holders of record of our common stock, and there were 12,188,160 shares of common stock issued and outstanding.
Dividends
In fiscal 2006 and 2007, the Company paid a quarterly cash dividend in the amount of $0.025 per share. Future quarterly dividends will be paid only when, as, and if declared by our Board of Directors in its sole discretion and will be dependent upon then existing conditions, including the Company’s financial condition, results of operations, contractual restrictions, capital requirements, business prospects, and such other factors as the Board deems relevant.
Transfer Agent, Registrar and Dividend Disbursing Agent for Common Stock
Continental Stock Transfer and Trust Company
17 Battery Place
New York, NY 10004
ITEM 6. SELECTED FINANCIAL DATA.
The following selected financial data should be read in conjunction with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation” and “Item 8 — Financial Statements and Supplementary Data,” and does not reflect the impact of the purchase of 1,830,000 shares of our common stock by CBT Holdings, LLC on July 30, 2007.

	Fiscal Year Ended June 30,
	2007	2006	2005	2004	2003
	(In thousands except per share data )
Results of Operations:
Net sales	$236,855	$224,238	$106,339	$39,562	$21,076
Gross profit	83,560	75,079	35,954	13,956	7,807
Operating profit	12,690	8,312	7,303	2,847	968
Net income	$3,860	$1,896	$3,601	$1,673	$1,254

Earnings per common share:
Basic	$0.38	$0.19	$0.36	$0.26	$0.30

Diluted	$0.37	$0.18	$0.35	$0.22	$0.27

Number of weighted average shares outstanding:
Basic	10,235	10,182	10,031	6,325	4,226

Diluted	10,374	10,399	10,279	7,572	4,670

	Fiscal Year Ended June 30,
	2007	2006	2005	2004	2003
	(In thousands except per share data )
Cash Flow and Balance Sheet Data:
Net cash provided by (used in) operating activities	$18,887	$(172)	$(2,862)	$153	$214
Cash and cash equivalents	5,670	4,079	40,326	7,473	365
Total assets	156,592	145,721	108,596	46,736	8,825
Long-term debt	71,386	62,284	50,448	73	800
Cash dividends declared per common share	$0.10	$0.10	$0.10	$0.10	$0.085
Total stockholders’ equity	$50,536	$46,588	$45,106	$32,073	$6,015

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Background
Sport Supply Group is a marketer, manufacturer and distributor of sporting goods equipment, physical education, recreational and leisure products and a marketer and distributor of soft goods, primarily to the institutional market in the United States. The institutional market generally consists of youth sports programs, YMCAs, YWCAs, park and recreational organizations, schools, colleges, churches, government agencies, athletic teams, athletic clubs and dealers. We sell our products directly to our customers primarily through the distribution of our unique, informative catalogs and fliers, our strategically located road sales professionals, our telemarketers and the Internet. We offer a broad line of sporting goods and equipment, soft goods and other recreational products, as well as provide after-sale customer service. We currently market approximately 22 thousand sports related equipment products, soft goods and recreational related equipment and products to institutional, retail, Internet, sports teams and other team dealer customers. We market our products through the support of a customer database of over 400 thousand potential customers, our 197 person direct sales force strategically located throughout the Mid-Western and Mid-Atlantic United States, and our call centers located at our headquarters in Farmers Branch, Texas, Corona, California in the Los Angeles basin, and Richmond, Virginia.
Overview
We believe a consolidation of the sporting goods industry has contributed to a shift of sales within the institutional market from traditional, retail storefront sites to sales from catalogs, direct marketing by road sales professionals and the Internet. Sport Supply Group believes the most successful sporting goods companies will be those with greater financial resources and the ability to produce or source high-quality, low cost products, deliver those products directly to customers on a timely basis and access distribution channels with a broad array of products and brands.
Sport Supply Group has embarked upon an aggressive program to leverage its existing operations and to complement and diversify its product offerings within the sporting goods and recreational products industry. We intend to implement our internal growth strategy by continuing to improve operating efficiencies, extending our product offerings through new product launches and maximizing our distribution channels. In addition, Sport Supply Group may continue to seek strategic acquisitions and relationships with other sporting goods companies with well-established brands and with complimentary distribution channels.
Sport Supply Group has begun to see results from its efforts reflected in its financial performance. Net sales for fiscal 2007 totaled $236.9 million compared to $224.2 million in fiscal 2006, an increase of $12.7 million, or 5.7%. Gross profit increased $8.5 million to $83.6 million in fiscal 2007. Gross profit margin increased to 35.3% in fiscal 2007 from 33.5% in fiscal 2006. The increase in our gross profit percentage in fiscal 2007 was due primarily to our catalog business, which experienced a gross profit margin of 37.2% through improved pricing discipline and higher sales of products the Company manufactures, which historically carry higher margins. Operating profit for fiscal 2007 increased to $12.7 million, or 5.4% of net sales, compared to operating profit of $8.3 million, or 3.7% of net sales, in fiscal 2006. The increase in operating profit and operating profit as a percentage of sales in fiscal 2007 reflects higher sales volume and improved gross profit percentage, partially offset by higher selling and general and administrative expenses.
Net sales for fiscal 2006 increased 110.9% to $224.2 million from $106.3 million in fiscal 2005. This increase in net sales was primarily due to the Old SSG acquisition as well as the other acquisitions the Company completed during fiscal 2004, 2005, and 2006 as well as organic growth from Company’s existing operations. Gross margin decreased to 33.5% in fiscal 2006 from 33.8% in fiscal 2005. The decrease in gross profit margin for fiscal 2006, compared to fiscal 2005, was due primarily to our acquisition of Old SSG, which experienced a gross profit margin of 32.6%. The Old SSG gross profit margin was adversely affected by $1.2 million for goods acquired in connection with the purchase of Old SSG. Operating profit for fiscal 2006 increased to $8.3 million, or 3.7% of net sales, compared to operating profit of $7.3 million, or 6.9% of net sales, in fiscal 2005.

During fiscal 2007, 2006, 2005 and 2004, Sport Supply Group made significant progress towards achieving its strategic objectives as follows:
•	We completed the following acquisition during fiscal 2007:
•	acquiring the remaining 26.8% of the outstanding capital stock of Old SSG.
•	We completed the following two acquisitions during fiscal 2006:
•	acquiring 73.2% of the outstanding capital stock of Old SSG, a direct marketer and B2B e-commerce supplier of sporting goods and physical education equipment to the institutional and youth sports markets; and

•	acquiring the operating assets of Team Print, a leading embroiderer and screen printer of sporting goods apparel and accessories.
•	We completed the following three acquisitions during fiscal 2005:
•	acquiring Dixie in July 2004, a leading supplier of soft goods and sporting goods equipment throughout the Mid-Atlantic region of the United States, with a road sales force of approximately 56 employees at the date of acquisition;

•	acquiring OTS in December 2004, a leading supplier of soft goods and sporting goods equipment throughout the State of Florida and a road sales force of approximately 13 employees at the date of acquisition; and

•	acquiring Salkeld in May 2005, a leading supplier of soft goods and sporting goods equipment throughout the State of Illinois, with a particular concentration in Chicago and a road sales force of approximately 13 employees at the date of acquisition;
•	We completed the following two acquisitions during fiscal 2004:
•	acquiring Tomark in January 2004, a marketer, distributor, manufacturer and installer of sporting goods and related equipment primarily to the California institutional market with a road sales force of approximately 8 employees at the date of acquisition; and

•	acquiring Kesslers in April 2004, a leading supplier of soft goods and sporting goods equipment throughout the Mid-West region of the United States, with a road sales force of approximately 85 employees at the date of acquisition.
•	Each year we expanded our football and baseball product offerings, which provide the Company with additional products for future growth opportunities;

•	Since 2005, we engaged through our acquisition of Kesslers, Dixie, OTS and Salkeld approximately 167 road sales professionals and continued our ongoing efforts to grow net sales by directing a selection of our traditional catalog customers to our road sales professionals;

•	On June 30, 2007, the Company merged its wholly-owned subsidiary Tomark into itself, with the Company surviving such merger. Also on June 30, 2007, the Company merged its wholly-owned subsidiary Old SSG into itself, with the Company surviving such merger and changing its name to “Sport Supply Group, Inc.” In connection with such mergers and name change, the Company changed the trading symbol of its common stock on The American Stock Exchange from “BOO” to “RBI,” effective July 1, 2007.

•	We introduced a number of new products during fiscal 2005, 2006 and 2007 as a means to drive organic growth; and

•	We completed a private placement of $50.0 million of convertible senior subordinated notes in November 2004, we replaced our senior secured facility with a new senior secured credit facility providing up to $55.0 million in the aggregate of loans and other financial accommodations, and in July 2007, we sold 1,830,000 shares of our common stock in a private placement, using the proceeds to pay down the senior secured facility. These new sources of capital provide us more opportunity and flexibility to make progress toward our strategic objectives.
Fiscal 2007 and 2006 Acquisitions and Related Developments
On July 1, 2005, the Company completed the acquisition of 53.2% of the outstanding capital stock of Old SSG from Emerson Radio Corp and Emerson Radio (Hong Kong) Limited for $32 million in cash. Old SSG was a direct marketer and B2B e-commerce supplier of sporting goods and physical education equipment to the institutional and youth sports market. The acquisition of 53.2% of Old SSG was accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of Old SSG have been included in the Company’s consolidated financial statements since July 1, 2005. The purchase price was allocated to assets acquired of approximately $41.3 million, which included cash of $863 thousand, plus identifiable intangible assets, which included $3.2 million for non-compete agreements, $1.3 million for customer relationships, $660 thousand for a customer database, $327 thousand for significant contracts, $221 thousand for contractual backlog, $43 thousand for photo library and $14 thousand for a bid database calendar, and liabilities assumed based on their respective estimated fair values of approximately $26.8 million at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill in the amount of approximately $11.9 million.
On September 8, 2005, the Company announced it entered into an Agreement and Plan of Merger with Old SSG (the “Original Merger Agreement”) pursuant to which the Company would have acquired the remaining 46.8% of the outstanding capital stock of Old SSG that it did not already own. On November 22, 2005, however, the Company announced it had entered into an agreement with Old SSG to terminate the Original Merger Agreement after determining the merger was unlikely to close in a timely fashion under previously contemplated terms. Under the terms of the Termination Agreement, dated November 22, 2005, the Company agreed to reimburse Old SSG up to $350 thousand for the fees and expenses incurred by Old SSG in connection with the Original Merger Agreement.
Also on November 22, 2005, the Company announced its purchase of 1,661,900 shares of Old SSG, or an additional 18% of Old SSG’s outstanding common shares, for approximately $9.2 million in cash from an institutional holder, representing a purchase price of $5.55 per share. In addition, the Company purchased during that same fiscal quarter an additional 155,008 shares of Old SSG for $746 thousand in open market transactions at an average price of $4.81 per share. The purchase of these additional shares of Old SSG increased goodwill by approximately $4.3 million.
On November 13, 2006, the Company announced it had completed its acquisition of the remaining 26.8% of the capital stock of Old SSG that it did not already own for approximately $24.9 million (the “Merger Transaction”). Under the terms of the Merger Transaction, a wholly-owned subsidiary of the Company was merged with and into Old SSG, with Old SSG as the surviving corporation. Each issued and outstanding share of Old SSG’s common stock was converted into the right to receive $8.80 in cash.

The Company acquired Old SSG after considering the historic levels of earnings achieved by Old SSG. The consideration paid was agreed upon after the Company determined the potential impact on future earnings of the integrated companies. For income tax purposes, the goodwill acquired by the Company in connection with the Old SSG acquisition is not deductible.
In August 2005, the Company completed the acquisition of substantially all of the operating assets of Team Print from Mr. Albert Messier, one of the former principal stockholders of Salkeld, for approximately $1.0 million in cash and the issuance of 53,248 shares of the Company’s common stock to Mr. Messier, which were valued at approximately $641 thousand based on the average closing price of the Company’s common stock five days prior to May 10, 2005. Team Print is an embroiderer and screen printer of sports apparel and accessories. The Company’s wholly owned subsidiary, Kesslers employs Mr. Messier. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill in the amount of $1.2 million.
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
Matters Affecting Comparability
Our operating results for fiscal 2007 and fiscal 2006 include the operating results of Tomark and Kesslers, both of which we acquired in fiscal 2004, Dixie, which we acquired during the first quarter of fiscal 2005, OTS, which we acquired during the second quarter of fiscal 2005, Salkeld, which we acquired in the fourth quarter of fiscal 2005, Old SSG and Team Print, each since their respective acquisition date. However, the consolidated statement of income for fiscal 2005 does not include the operating results for the Old SSG and Team Print acquisitions since those acquisitions were completed after June 30, 2005. For income tax purposes, only the goodwill associated with the Company’s acquisition of Kesslers, OTS and Team Print is deductible over a period of 15 years. The goodwill acquired by the Company in connection with the other acquisitions is not deductible for income tax purposes because the Company acquired all of the outstanding capital stock of those targets. Although the acquisition of OTS was an acquisition of stock, the parties to the transaction made a Section 338(h)(10) election under the Internal Revenue Code to tax the transaction as if it was an acquisition of assets.

Consolidated Results of Operations
The following table sets forth selected financial data and certain ratios and relationships calculated from the Consolidated Statements of Income for the fiscal years ended June 30, 2007, 2006 and 2005:

				Fiscal 2007 vs.		Fiscal 2006 vs.
				Fiscal 2006		Fiscal 2005
	Fiscal	Fiscal	Fiscal	Increase (decrease)		Increase (decrease)
(dollars in thousands, except per share amounts)	2007	2006	2005	$	%	$	%
Net sales	$236,855	$224,238	$106,339	$12,617	5.6%	$117,899	110.9%
Gross profit	83,560	75,079	35,954	8,481	11.3%	39,125	108.8%
Operating profit	12,690	8,312	7,303	4,378	52.7%	1,009	13.8%
Net income	3,860	1,896	3,601	1,964	103.6%	(1,705)	(47.3)%
Earnings per share – basic	$0.38	$0.19	$0.36	$0.19	100.0%	$(0.17)	(47.2)%

Earnings per share – diluted	$0.37	$0.18	$0.35	$0.19	105.6%	$(0.17)	(48.6)%

Expressed as a percentage of net sales:
Gross profit margin	35.3%	33.5%	33.8%
Selling, general and administrative expenses	29.9%	29.8%	26.9%
Operating profit	5.4%	3.7%	6.9%
Fiscal Year Ended June 30, 2007 Compared to Fiscal Year Ended June 30, 2006
Net Sales. Net sales for fiscal 2007 totaled $236.9 million compared to $224.2 million in fiscal 2006, an increase of $12.7 million, or 5.7%. The increase in net sales was primarily attributable to an increase in catalog and consumer direct Internet sales of $4.4 million, an increase in the sale of soft goods and sporting equipment through our road sales force of $5.8 million, and an increase in freight collected from our customers and install revenue of $2.4 million.
Historically, sales of our sporting goods have experienced seasonal fluctuations. This seasonality causes our financial results to vary from quarter to quarter, which usually results in lower net sales and operating profit in the second quarter of our fiscal year (October through December) and higher net sales and operating profit in the remaining quarters of our fiscal year. We attribute this seasonality primarily to the budgeting procedures of our customers and the seasonal demand for our products, which have historically been driven by spring and summer sports. Generally, between the months of October and December of each fiscal year, there is a lower level of sports activities at our non-retail institutional customer base, a higher degree of adverse weather conditions and a greater number of school recesses and major holidays. We believe the operations of our team dealers, which have a greater focus on fall and winter sports, have reduced the seasonality of our financial results. We have also somewhat mitigated this sales reduction during the December quarter by marketing our products through the websites of large retailers. Retail customers order the products from the retailers’ websites and we ship the products to the retailers’ customers.
Gross Profit. Gross profit for fiscal 2007 increased $8.5 million to $83.6 million, or 35.3% of net sales, compared with $75.1 million, or 33.5% of net sales, in fiscal 2006. The $8.5 million increase in gross profit is primarily due to a combination of an increase in sales volume, and our customer and product mix.
The acquisition and manufacturing costs of inventory, the cost of shipping and handling (freight costs) and any decrease in the value of inventory due to obsolescence or lower of cost or market adjustments is included in the determination of total cost of sales. Total cost of sales for fiscal 2007 was $153.3 million, or 64.7% of net sales, compared to $149.2 million, or 66.5% of net sales, in fiscal 2006. Total cost of sales for fiscal 2007 consisted of $131.3 million for the acquisition cost of our inventory, $16.9 million in freight costs, $1.8 million for the write-off of obsolete or damaged inventory and $3.3 million for labor and overhead cost associated with the products we manufacture.

We continue to direct a selection of our traditional catalog customers to our road sales professionals. We believe these efforts have contributed to the growth in our net sales volume and anticipate this trend will continue in future periods as our road sales professionals continue to expand the number of face-to-face sales calls to our traditional institutional customers. We also from time-to-time adjust the selling price of some of our products, which had a positive impact on net sales in fiscal 2007.
Selling, General and Administrative Expense. Selling, general and administrative (“SG&A”) expenses for fiscal 2007 were $70.9 million, or 29.9% of net sales, compared with $66.8 million, or 29.8% of net sales, in fiscal 2006. During fiscal 2007, SG&A expenses primarily consisted of the following:
•	personnel and group insurance related expenses of approximately $38.0 million;

•	advertising and catalog production expenses of approximately $7.6 million;

•	depreciation and amortization of approximately $3.3 million;

•	rent expense of approximately $2.7 million;

•	computer services and supplies of approximately $2.3 million;

•	legal and accounting fees of approximately $2.2 million;

•	travel expenses of approximately $2.1 million;

•	bank charges of approximately $1.1 million;

•	bad debt expenses of approximately $1.1 million;

•	general insurance related expenses of approximately $852 thousand;

•	Sarbanes-Oxley related compliance costs of approximately $635 thousand; and

•	sales tax expenses of $871 thousand.
The $4.1 million increase in SG&A expenses we experienced during fiscal 2007 compared to fiscal 2006 was primarily attributable to an increase in personnel related expenses of $3.6 million to support sales growth, an increase in advertising expenses of $421 thousand to support sales growth and a bad debt expense increase of $104 thousand related to management’s ongoing assessment of the quality of accounts receivable, offset by a decrease of $313 thousand in computer services and supplies and a decrease in general insurance related expenses of $286 thousand.
Operating Profit. Operating profit for fiscal 2007 increased to $12.7 million, or 5.4% of net sales, compared to operating profit of $8.3 million, or 3.7% of net sales, in fiscal 2006. The increase in operating profit was primarily attributable to the increase in net sales and gross profit, which was partially offset by the increase in SG&A expenses during the period.
Interest Expense. Interest expense for fiscal 2007 increased to $6.0 million, compared to $4.5 million in fiscal 2006. Interest expense increased due to increased borrowings under the Company’s revolving credit facility and notes payable to purchase the additional Old SSG shares. See “Liquidity and Capital Resources.”
Minority Interest. Minority interest of $531 thousand and $608 thousand for fiscal 2007 and 2006, respectively, reflects income attributable to the minority ownership in Old SSG.

Income Taxes. Income tax expense for fiscal 2007 was $2.6 million, which is approximately 37.5% of our income before income taxes, compared to $1.6 million, which was approximately 39.0% of our income before income taxes for fiscal 2006. The increase in income tax expense was primarily attributable to the increase in operating profits before tax during the period. The rate decrease in fiscal 2007 as compared to fiscal 2006 was due to alternative minimum tax in 2006 and a state tax rate change in fiscal 2007.
Net Income. Net income for fiscal 2007 increased to $3.9 million, or 1.6% of net sales, compared to net income of $1.9 million, or 0.8% of net sales, in fiscal 2006.
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
Gross Profit. Gross profit for fiscal 2006 was $75.1 million, or 33.5% of net sales, compared with $36.0 million, or 33.8% of net sales, in fiscal 2005. In fiscal 2006, Tomark, Kesslers, Dixie, OTS, Salkeld, Old SSG and Team Print contributed a combined gross profit of $63.6 million and gross profit margin of 32.9%.
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
The increase in our gross profit was due to the increase in our net sales during fiscal 2006. We continue to direct a selection of our traditional catalog customers to our road sales professionals. We believe these efforts have contributed to the growth in our net sales volume and anticipate this trend will continue in future periods as our road sales professionals continue to expand the number of face-to-face sales calls to our traditional non-retail institutional customers. Although we from time-to-time adjust the selling price of our products, we do not believe any price adjustments during fiscal 2006 contributed to our increase in net sales.
The decrease in gross profit margin for fiscal 2006, compared to fiscal 2005, was primarily due to the acquisition of Old SSG. Old SSG experienced a gross profit margin of 32.6% for fiscal 2006, which included a lower margin of $1.2 million for goods acquired in connection with the purchase of Old SSG and was the result of the application of Statement of Financial Accounting Standards No. 141, Business Combinations.
Selling, General and Administrative Expense. SG&A expenses for fiscal 2006 were $66.8 million, or 29.8% of net sales, compared with $28.7 million, or 26.9% of net sales, in fiscal 2005. During fiscal 2006, SG&A expenses primarily consisted of the following:
•	personnel related expenses of approximately $32.4 million;

•	advertising and catalog production expenses of approximately $7.2 million;

•	depreciation and amortization of approximately $3.3 million;

•	rent expense of approximately $2.8 million;

•	computer services and supplies of approximately $2.6 million;

•	general and group insurance related expenses of approximately $2.5 million;

•	legal and accounting fees of approximately $2.1 million;

•	travel expenses of approximately $1.9 million;

•	Sarbanes-Oxley related compliance costs of approximately $1.1 million; and

•	bad debt expenses of approximately $1.0 million.
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
Interest Expense. Interest expense for fiscal 2006 increased to $4.5 million, compared to $2.2 million in fiscal 2005. The increase in interest expense was primarily attributable to the interest expense under the terms of our convertible senior subordinated notes of approximately $1.5 million and interest expense of $0.8 million from borrowings under the terms of our credit facilities to acquire the additional 20% of Old SSG the Company acquired during the second quarter of fiscal 2006. See “Liquidity and Capital Resources.”
Income Taxes. Income tax expense for fiscal 2006 decreased to $1.6 million, which is approximately 39.0% of our income before minority interest and income taxes. In fiscal 2005, the provision for income taxes was $2.3 million, or approximately 39.0% of income before income taxes. The decrease in our income tax expense in fiscal 2006 was attributable to our decreased operating profits.
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

Liquidity and Capital Resources
Liquidity
The following table summarizes our ending cash and cash equivalents and the results of our consolidated statements of cash flows for the past three fiscal years:

	June 30,	June 30,	June 30,
(dollars in thousands)	2007	2006	2005
Cash and cash equivalents	$5,670	$4,079	$40,326
Net cash flow provided by (used in):
Operating activities	$18,887	$(172)	$(2,862)
Investing activities	(27,887)	(46,089)	(10,083)
Financing activities	10,591	10,014	45,798
Net increase (decrease) in cash and cash equivalents	$1,591	$(36,247)	$32,853
The increase in cash for fiscal 2007 was primarily attributable to increased net income, improved inventory management, and borrowings against the line of credit. This was partially offset by subsequent repayment of funds borrowed to consummate the Merger Transaction. The decrease in cash in fiscal 2006 was primarily attributable to the acquisitions of Old SSG and Team Print. The increase in cash in fiscal 2005 was due to the completion of our senior note offering in November 2004.
Operating Activities. Cash flows from operating activities during fiscal 2007, 2006 and 2005 resulted primarily from net income, which represents our principal source of cash. In fiscal 2007, the increase in operating cash flows compared to the operating cash flows in fiscal 2006 was attributable to:
•	a decrease in inventories of $4.9 million during fiscal 2007 compared to a $2.1 million increase in inventories during fiscal 2006, which is attributable to the increase in net sales, improved inventory management in our catalog operations, and the ongoing consolidation of inventories and manufacturing operations following the consummation of the Merger Transaction;

•	a decrease in prepaid expenses and other current assets of $819 thousand during fiscal 2007, compared to a $1.2 million increase in prepaid expenses and other current assets during fiscal 2006, which is due primarily to advertising costs and the production of catalogs to be mailed in future periods;

•	an increase in accrued liabilities of $2.5 million during fiscal 2007, compared to a $388 thousand decrease in accrued liabilities in fiscal 2006, which is due primarily to increases in accrued sales tax payable and accrued wages payable;

•	an increase in accounts payable of $1.4 million during fiscal 2007, compared to a $1.3 million decrease in accounts payable in fiscal 2006, which is due primarily to increased net sales and improved vendor and cash management;

•	a decrease in deferred taxes of $2.5 million during fiscal 2007, compared to a $1.1 million decrease in deferred taxes in fiscal 2006, which is due primarily to the utilization of the net operating loss carryforwards; and

•	an increase in accounts receivable of $1.2 million during fiscal 2007, compared to a $2.8 million increase in accounts receivable during fiscal 2006, which is primarily attributable to increased net sales offset by a reduction in accounts receivable days sales outstanding to 54 days at June 30, 2007 from 57 days at June 30, 2006.

During fiscal 2007, we continued integrating the Company’s operations. In that regard, the Company plans to continue its efforts to consolidate its Farmers Branch, Texas distribution, warehouse and assembly facilities during fiscal 2008. The Company anticipates completing this project in large part by December 31, 2007. A byproduct of consolidating our Farmers Branch, Texas facilities will be a reduction in the number of like SKUs we currently carry, which we anticipate will reduce our inventory levels and corresponding carrying costs, as well as improve inventory turns. In addition, as we combine some of our catalog brands and divisions, we intend to reduce the number of paper catalogs we distribute by as much as twenty-five percent and rely more heavily on our CRM-driven telesales and road sales professionals to grow our net sales. We believe these integration efforts will enhance our cash flows in future periods.
Investing Activities. Cash used in investing activities during fiscal 2007 was $27.9 million, compared to $46.1 million of cash used in investing activities during fiscal 2006. During fiscal 2007, the Company used approximately $24.9 million to complete its acquisition of the 26.8% of the capital stock of Old SSG that it did not already own, compared to the same period in fiscal 2006, when $44.4 million (net of cash acquired) was used to acquire outstanding capital stock of Old SSG and Team Print. Purchases of property and equipment during fiscal 2007 were $3.0 million and included computer equipment, software and leasehold improvements. The Company estimates it will spend approximately $600 thousand in additional funds for capital expenditures in fiscal 2008 primarily related to the integration of the catalog operations to a single IT platform. Although we continue to incur expenditures for the integration project, the Company substantially completed the integration project on June 30, 2007.
Financing Activities. Net cash provided by financing activities during fiscal 2007 was $10.6 million, compared to $10.0 million during fiscal 2006. The net increase in cash provided by financing activities during fiscal 2007 was due to:
•	proceeds from the Company’s revolving credit facility of $34.9 million;

•	proceeds from the issuance of common stock upon the exercise of options of approximately $608 thousand; and

•	tax benefit related to the exercise of stock options of $507 thousand.
Increases in cash provided by financing activities were partially offset by:
•	the payment of dividends in the amount of approximately $1.0 million; and

•	payments on notes payable and the Company’s revolving line of credit and term loan of $24.4 million.
Current assets as of June 30, 2007 were approximately $77.4 million and current liabilities were approximately $30.8 million, thereby providing the Company with working capital of approximately $46.6 million.
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

The Notes are governed by the Indenture dated as of November 26, 2004 between the Company and The Bank of New York Trust Company N.A., as trustee (the “Indenture”). The Indenture provides, among other things, that the Notes will bear interest of 5.75% per year, payable semi-annually, and will be convertible at the option of the holder of the Notes into the Company’s common stock at a conversion rate of 68.2594 shares per $1 thousand principal amount of Notes, subject to certain adjustments. This is equivalent to a conversion price of approximately $14.65 per share. On or after December 31, 2005, the Company may redeem the Notes, in whole or in part, at the redemption price, which is 100% of the principal amount, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the redemption date only if the closing price of the Company’s common stock exceeds 150% of the conversion price for at least 20 trading days in any consecutive 30-day trading period. If the Company calls the Notes for redemption on or before December 10, 2007, the Company will be required to make an additional payment in cash in an amount equal to $172.50 per $1 thousand principal amount of the Notes, less the amount of any interest actually paid on the Notes before the redemption date. In addition, upon the occurrence of a change in control of the Company, holders may require the Company to purchase all or a portion of the Notes in cash at a price equal to 100% of the principal amount of Notes to be repurchased, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the repurchase date, plus the make whole premium, if applicable.
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
On November 13, 2006, the Company entered into the Senior Credit Agreement with MLBFS to fund the Company’s acquisition of the remaining 26.8% of the capital stock of Old SSG that it did not already own for approximately $24.9 million, to provide on-going financing for working capital, capital expenditures and other general corporate purposes of the Company and its subsidiaries. The Senior Credit Agreement replaced the Company’s June 29, 2006, Credit Agreement with Merrill Lynch Capital, a division of MLBFS. The Senior Credit Agreement establishes a commitment to the Company to provide up to $55.0 million in the aggregate of loans and other financial accommodations consisting of (a) a thirty-month senior secured loan in the aggregate principal amount of $20.0 million (the “Term Loan”) and (b) a thirty-month secured revolving credit facility in an aggregate principal amount of $35.0 million (the “Revolving Facility” and, together with the Term Loan, the “Senior Credit Facility”). The Senior Credit Facility includes a sub-limit of up to an aggregate amount of $4.0 million in letters of credit.
Total availability under the Senior Credit Facility is determined by a borrowing formula based on eligible trade receivables and inventories that provides for borrowings against up to 85% of the Company’s eligible trade receivables and 50% of the Company’s eligible inventories, not to exceed in the aggregate the total availability under the Senior Credit Facility. As of June 30, 2007, the Company had $10.5 million outstanding under the Term Loan and approximately $14.2 million outstanding under the Revolving Facility, thereby leaving the Company with approximately $15.6 million of availability under the terms of the borrowing base formula of the Senior Credit Facility.
All borrowings under the Senior Credit Facility will bear interest at either (a) the London Inter-Bank Offered Rate (“LIBOR”) plus a spread ranging from 1.25% to 2.00% for all borrowings under the Revolving Facility and 1.75% to 3.25% for all borrowings under the Term Loan, with the amount of the spread at any time based on the Company’s ratio of total debt, excluding subordinated debt, to the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) on a trailing 12-month basis (the “Senior Leverage Ratio”) or (b) an alternative base rate equal to the higher of (i) the Federal Funds Rate plus 0.50% or (ii) the MLBFS prime rate, plus an additional spread ranging from

0.25% to 0.50% for all borrowings under the Revolving Facility and 0.25% to 1.75% for all borrowings under the Term Loan, with the amount of the spread at any time based on the Company’s Senior Leverage Ratio on a trailing 12-month basis. Until April 1, 2007, the interest rate spreads were 2.00% for LIBOR loans under the Revolving Facility and 3.25% for LIBOR loans under the Term Loan, and 0.50% for base rate loans under the Revolving Facility and 1.75% for base rate loans under the Term Loan. After April 1, 2007, the interest rate spreads are 1.75% for LIBOR loans under the Revolving Facility and 2.75% for LIBOR loans under the Term Loan, and 0.25% for base rate loans under the Revolving Facility and 1.25% for base rate loans under the Term Loan. The rate decrease is due to an improved Senior Leverage Ratio in a tiered pricing structure. The effective interest rate on borrowings under the Senior Credit Facility at June 30, 2007 was 7.5%.
The Senior Credit Facility includes covenants that require the Company to maintain certain financial ratios. The Company’s Senior Leverage Ratio on a trailing 12-month basis may not exceed 2.75 to 1.00 at March 31, 2007, 2.50 to 1.00 at June 30, 2007, 2.25 to 1.00 at September 30 and December 31, 2007 and March 31, 2008, and 2.00 to 1.00 at June 30, 2008 and the last day of each calendar quarter thereafter. The Company’s ratio of EBITDA to the sum of the Company’s fixed charges (interest expense, taxes, cash dividends and scheduled principal payments) on a trailing 12-month basis (the “Fixed Charge Coverage Ratio”) must be at least 1.15 to 1.00 through June 30, 2008, and 1.20 to 1.00 at all times thereafter. At June 30, 2007, the Company was in compliance with all of its financial covenants under the Senior Credit Facility.
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
On June 30, 2007, the Company entered into a letter agreement (the “Letter Agreement”) with MLBFS. The Letter Agreement amended the Company’s Amended and Restated Credit Agreement, dated as of November 13, 2006, to (i) modify the delivery deadlines for certain reports, certificates and information, (ii) modify provisions related to the Company’s Fixed Charge Coverage Ratio and permitted capital expenditures, (iii) reflect the change of the Company’s name to Sport Supply Group, Inc., and (iv) provide Merrill Lynch’s consent to the Merger Transactions.
On July 26, 2007, the Company entered into a purchase agreement (the “Purchase Agreement”) with CBT Holdings, LLC (the “Purchaser”) whereby the Company privately sold 1,830,000 shares (the “Shares”) of its common stock, par value $0.01 per share (the “Common Stock”) for $18,300,000. The transaction was consummated on July 30, 2007. The Company used the proceeds from the private placement for the prepayment of outstanding indebtedness under the Company’s senior secured credit facility and the payment of out-of-pocket costs and expenses incurred in connection with the private placement.
The Company has agreed to file a registration statement on Form S-3, registering the Shares for resale, and will be subject to certain penalties if the registration statement is not declared effective within 270 days of July 30, 2007 or is otherwise unavailable under certain conditions.

In addition, for so long as the Purchaser owns not less than 600,000 of the Shares, it will have certain rights with respect to access to Company management, the ability to designate a representative who is reasonably acceptable to the Company to attend in a non-voting, observer capacity, the meetings of the Company’s Board of Directors and its committees, and the ability to require that the Company’s Board of Directors nominate a designee chosen by the Purchaser and who is otherwise reasonably acceptable to the Company and further recommend to the Company’s stockholders the election of such nominee to the Company’s Board of Directors.
On July 26, 2004, the Company issued promissory notes to the former stockholders of Dixie in the aggregate amount of $500 thousand. Payments of principal are paid monthly and interest accrues at the rate of 4% per annum on any past due principal amount of the notes. The notes mature on July 31, 2009. Principal payments made in fiscal year 2007 were $93 thousand and the remaining principal payments of $202 thousand are due through the fiscal year ending June 30, 2010.
On May 11, 2005, the Company issued promissory notes to the former stockholders of Salkeld in the aggregate amount of $230 thousand. The notes matured on April 30, 2007. Principal payments made in fiscal year 2007 were $97 thousand.
Long-Term Financial Obligations and Other Commercial Commitments
The following table summarizes the outstanding borrowings and long-term contractual obligations of the Company at June 30, 2007, and the effects such obligations are expected to have on liquidity and cash flows in future periods.

	Payments due by Period
		Less than			After
	Total	1 year	1 - 3 years	3 - 5 years	5 years
	(dollars in thousands)
Contractual Obligations
Long-term debt, including current portion	$74,994	$3,608	$71,386	$—	$—
Operating leases	7,530	2,930	4,046	554	—
Interest expense on long-term debt	13,664	5,697	7,967	—	—

Total contractual cash obligations	$96,188	$12,235	$83,399	$554	$—

Long-Term Debt and Advances Under Credit Facilities. As of June 30, 2007, we had outstanding $50 million in 5.75% Convertible Senior Subordinated Notes due 2009. We maintain the Senior Credit Facility with Merrill Lynch. Outstanding advances under the Senior Credit Facility totaled $24.7 million as of June 30, 2007, which consisted of $14.2 million outstanding under the Revolving Facility and $10.5 million under the Term Note, and are included in other current and non-current liabilities in our consolidated balance sheets.
Operating Leases. We lease property and equipment, manufacturing and warehouse facilities, and office space under non-cancellable leases. Certain of these leases obligate us to pay taxes, maintenance and repair costs.
Off-Balance Sheet Arrangements. We do not utilize off-balance sheet financing arrangements. We do, however, finance the use of certain facilities, office and computer equipment, and automobiles under various non-cancellable operating lease agreements. At June 30, 2007, the total future minimum lease payments under various operating leases we are a party to totaled $7.5 million and, as indicated in the table above, are payable through fiscal 2012.

We believe the Company’s borrowings under the Senior Credit Facility, cash on hand and cash flows from operations will satisfy its respective short-term and long-term liquidity requirements. The maturity date on our 5.75% Convertible Senior Subordinated Notes is November 2009. In the absence of these notes converting into shares of the Company’s common stock, it is our intent to pay off as much of the debt as possible with cash flow from operations and refinance the remaining balance, if any, with additional borrowings under a credit facility to be negotiated with a lender prior to November 2009. We do not have a commitment for replacing our current lender. There can be no assurance that such financing will be available prior to November 2009 or that, if available, such financing will be available on acceptable terms.
The Company may experience periods of higher borrowing under the Senior Credit Facility due to the seasonal nature of its business cycle. If the Company was to actively seek expansion through future acquisitions and/or joint ventures, then the success of such efforts may require additional bank debt, or public or private sales of debt or equity securities.
Subsequent Events
At the fiscal 2007 annual meeting of stockholders of the Company held on December 15, 2006, the stockholders of the Company approved the Collegiate Pacific Inc. 2007 Stock Option Plan (the “2007 Plan”) as adopted by the Company’s Board of Directors (the “Board”) on November 2, 2006, and the reservation of 500,000 shares of common stock for issuance thereunder. The 2007 Plan provides for the grant of stock options (including nonqualified options and incentive stock options). On July 2, 2007, approximately 232,500 options were granted under the 1998 Plan and the 2007 Plan. In addition, on August 28, 2007, our Board of Directors approved option awards under the 2007 Plan to two executives, Terry Babilla and Adam Blumenfeld. The grant date of the option awards was September 7, 2007, and Messrs. Babilla and Blumenfeld received 130,000 options and 150,000 options, respectively, at an exercise price of $9.56 per option.
Recent Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with the FASB’s Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 as of July 1, 2007. We expect the adoption of FIN 48 will not have a significant impact on our consolidated financial position, results of operations, or effective tax rate.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). The provisions of SFAS 157 define fair value, establish a framework for measuring fair value in generally accepted accounting principles, and expand disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company does not believe the adoption of SFAS 157 will have a significant effect on its consolidated financial position, results of operations, or cash flows.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007. The Company has not determined the effect, if any, the adoption of SFAS 159 will have on the Company’s consolidated financial position or results of operations.

Risk Factors Affecting Sport Supply Group’s Business and Prospects
There are numerous risk factors that affect our business and the results of our operations. These risk factors include general economic and business conditions; the level of demand for our products and services; the level and intensity of competition in the sporting goods industry; our ability to timely and effectively manage the introduction of new products and the market’s acceptance of those products; our ability to develop new and enhance our existing relationships with customers and suppliers; our ability to effectively manage our growth; and the effect of armed hostilities and terrorism on the economy generally, on the level of demand for our products and services, and our ability to manage our supply and delivery logistics in such an environment. For a discussion of these and other risk factors affecting Sport Supply Group’s business and prospects, see “Item 1A – Risk Factors.”
Critical Accounting Policies
Sport Supply Group’s discussion and analysis of its financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosures of contingent assets and liabilities.
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
Inventories. Inventories are valued at the lower of cost or market. Cost is determined using the average cost method for items manufactured by us and the weighted-average cost method for items purchased for resale. We record adjustments to our inventories for estimated obsolescence or diminution in market value equal to the difference between the cost of inventory and the estimated market value, based on market conditions from time to time. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual experience if future economic conditions, levels of customer demand or competitive conditions differ from expectations. Because valuing our inventories at lower of cost or market requires significant management judgment, we believe the accounting estimate related to our inventories is a “critical accounting estimate.” Management of the Company has discussed this critical accounting estimate with the audit committee of our Board of Directors, and the audit committee has reviewed the Company’s disclosure relating to this estimate in this Annual Report on Form 10-K.
Allowance for Doubtful Accounts. We evaluate the collectibility of accounts receivable based on a combination of factors. In circumstances where there is knowledge of a specific customer’s inability to meet its financial obligations, a specific allowance is provided to reduce the net receivable to the amount that is reasonably believed to be collectable. For all other customers, allowances are established based on historical bad debts, customer payment patterns and current economic conditions. The establishment of these allowances requires the use of judgment and assumptions regarding the potential for losses on receivable balances. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required resulting in an additional charge to expenses when made. Because estimating our uncollectible accounts requires significant management judgment, we believe the accounting estimate related to our allowance for doubtful accounts is a “critical accounting estimate.” Management of the Company has discussed this critical accounting estimate with the audit committee of our Board of Directors, and the audit committee has reviewed the Company’s disclosure relating to this estimate in this Annual Report on Form 10-K.

At June 30, 2007, our total allowance for doubtful accounts was approximately $1.3 million, compared to $1.5 million as of June 30, 2006 and $1.0 million as of June 30, 2005. The decrease in our allowance for doubtful accounts for fiscal 2007 was attributable to a reduction in accounts receivable days sales outstanding to 54 days at June 30, 2007 from 57 days at June 30, 2006. On an ongoing basis, management continues to assess the quality of accounts receivable. See Note 2 in Notes to Consolidated Financial Statements.
Goodwill, Intangibles and Long-lived Assets. We assess the recoverability of the carrying value of goodwill, intangibles and long-lived assets periodically. If circumstances suggest that long-lived assets may be impaired, and a review indicates the carrying value will not be recoverable, the carrying value is reduced to its estimated fair value. As of June 30, 2007, the balance sheet includes approximately $63.0 million of goodwill and intangible assets, net, $10.7 million of fixed assets, net, and $2.3 million of deferred debt issuance costs. The Company has concluded that no impairment exists. Because estimating the recoverability of the carrying value of long-lived assets requires significant management judgment and our use of different estimates that we reasonably could have used would have an impact on our reported net long-lived assets, we believe the accounting estimates related to our impairment testing are “critical accounting estimates.” Management of the Company has discussed this critical accounting estimate with the audit committee of our Board of Directors, and the audit committee has reviewed the Company’s disclosure relating to this estimate in this Annual Report on Form 10-K.
Accounting for Business Combinations. Whenever we acquire a business, significant estimates are required to complete the accounting for the transaction. We hire independent valuation experts familiar with purchase accounting issues and we work with them to ensure that all identifiable intangibles are properly identified and assigned appropriate values. Because estimating the fair value of certain assets acquired requires significant management judgment and our use of different estimates than we reasonably could have used would have an impact on our reported assets, we believe the accounting estimates related to purchase accounting are “critical accounting estimates.” Management of the Company has discussed this critical accounting estimate with the audit committee of our Board of Directors, and the audit committee has reviewed the Company’s disclosure relating to this estimate in this Annual Report on Form 10-K.
Impact of Inflation and Changing Prices
The inflation rate, as measured by the U.S. Consumer Price Index, has been relatively low in the last few years and, therefore, pricing decisions by Sport Supply Group have largely been influenced by competitive market conditions. Depreciation expense is based on the historical cost to Sport Supply Group of its fixed assets and, therefore, is considerably less than it would be if it were based on current replacement cost. While buildings, machinery and equipment acquired in prior years will ultimately have to be replaced at significantly higher prices, it is expected this will be a gradual process over many years.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rates
Sport Supply Group is exposed to interest rate risk in connection with its borrowings under the Senior Credit Facility, which bear interest at floating rates based on LIBOR or the prime rate plus an applicable borrowing margin. For our $50 million of Notes, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

As of June 30, 2007, Sport Supply Group had $50 million in principal amount of fixed rate debt represented by the Notes and $24.7 million of variable rate debt represented by borrowings under the Senior Credit Facility. Based on the balance outstanding under the variable rate facilities as of June 30, 2007, an immediate change of one percentage point in the applicable interest rate would have caused an increase or decrease in interest expense of approximately $247 thousand on an annual basis. At June 30, 2007, up to $15.6 million of variable rate borrowings were available under the Revolving Facility. We may use derivative financial instruments, where appropriate, to manage our interest rate risks. However, as a matter of policy, Sport Supply Group does not enter into derivative or other financial investments for trading or speculative purposes. At June 30 2007, Sport Supply Group had no such derivative financial instruments outstanding.
Foreign Currency and Derivatives
We do not use derivative financial instruments to manage foreign currency risk related to the procurement of merchandise inventories from foreign sources and we do not earn income denominated in foreign currencies. We recognize all of our revenue and pay all of our obligations in U.S. dollars.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance, as opposed to absolute assurance, of achieving their internal control objectives.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we believe that, as of June 30, 2007, the Company’s internal control over financial reporting is effective based on those criteria.
Internal control over financial reporting as of June 30, 2007, has been audited by Grant Thornton LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Grant Thornton’s attestation report on the Company’s internal control over financial reporting is included herein.

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors
Sport Supply Group, Inc. and Subsidiaries
We have audited Sport Supply Group, Inc. (a Delaware Corporation) and Subsidiaries’ (the “Company”) internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Sport Supply Group, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of June 30, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2007 and our report dated September 13, 2007 expressed an unqualified opinion on those financial statements.
/s/ Grant Thornton LLP
Dallas, Texas
September 13, 2007

Report of Independent Registered Public Accounting Firm
The Stockholders and Board of Directors
Sport Supply Group, Inc. and Subsidiaries:
We have audited the accompanying consolidated balance sheets of Sport Supply Group, Inc. (f/k/a Collegiate Pacific Inc.) and Subsidiaries as of June 30, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sport Supply Group, Inc. and Subsidiaries as of June 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2007 in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 2 to the consolidated financial statements, the Company recorded a cumulative effect adjustment as of July 1, 2006, in connection with the adoption of SEC Staff Accounting Bulletin No. 108, “Considering the Effect of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”
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
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sport Supply Group, Inc. and Subsidiaries’ internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 13, 2007 expressed an unqualified opinion on the effectiveness of Sport Supply Group, Inc. and Subsidiaries’ internal control over financial reporting.
/s/ Grant Thornton LLP
Dallas, Texas
September 13, 2007

SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
	2007	2006
	(In thousands, except share
	and per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,670	$4,079
Accounts receivable, net of allowance for doubtful accounts of $1,296 and $1,496, respectively	31,154	31,004
Inventories	32,241	37,185
Current portion of deferred income taxes	3,790	3,359
Prepaid income taxes	3,208	1,607
Prepaid expenses and other current assets	1,380	2,199

Total current assets	77,443	79,433
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $4,986 and $2,755, respectively	10,678	10,087
DEFERRED DEBT ISSUANCE COSTS, net of accumulated amortization of $2,035 and $1,076, respectively	2,309	2,782
INTANGIBLE ASSETS, net of accumulated amortization of $3,379 and $2,188, respectively	8,024	9,014
GOODWILL	54,949	40,832
DEFERRED INCOME TAXES	3,045	3,156
OTHER ASSETS, net	144	417

Total assets	$156,592	$145,721

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$16,167	$14,802
Accrued liabilities	10,318	7,828
Dividends payable	259	256
Accrued interest	291	329
Current portion of long-term debt	3,608	2,210
Deferred tax liability	129	15

Total current liabilities	30,772	25,440
DEFERRED TAX LIABILITY	3,898	3,259
NOTES PAYABLE AND OTHER LONG-TERM DEBT	71,386	62,284
COMMITMENTS AND CONTINGENCIES MINORITY INTEREST IN SUBSIDIARY	—	8,150
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 10,440,586 and 10,315,191 shares issued and 10,354,560 and 10,229,165 shares outstanding, respectively	104	103
Additional paid-in capital	44,276	43,162
Retained earnings	6,813	3,980
Treasury stock at cost, 86,026 shares	(657)	(657)

Total stockholders’ equity	50,536	46,588

Total liabilities and stockholders’ equity	$156,592	$145,721

The accompanying notes are an integral part of these consolidated financial statements.

SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the fiscal years ended June 30,
	2007	2006	2005
	(In thousands, except share and per share data)
Net sales	$236,855	$224,238	$106,339
Cost of sales	153,295	149,159	70,385

Gross profit	83,560	75,079	35,954

Selling, general and administrative expenses	70,870	66,767	28,651

Operating profit	12,690	8,312	7,303

Other income (expense):
Interest income	191	117	581
Interest expense	(6,002)	(4,545)	(2,160)
Other income	146	223	174

Total other expense	(5,665)	(4,205)	(1,405)

Income before minority interest in income of consolidated subsidiary and income taxes	7,025	4,107	5,898

Income tax provision	2,634	1,603	2,297
Minority interest in income of consolidated subsidiary, net of tax	531	608	—

Net income	$3,860	$1,896	$3,601

Weighted average number of shares outstanding:
Basic	10,235,308	10,182,428	10,031,314

Diluted	10,373,907	10,399,130	10,279,185

Net income per share of common stock – basic	$0.38	$0.19	$0.36

Net income per share of common stock – diluted	$0.37	$0.18	$0.35

Dividends declared per share of common stock	$0.10	$0.10	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the fiscal years ended June 30, 2007, 2006 and 2005

			ADDITIONAL
	COMMON STOCK		PAID-IN	RETAINED	TREASURY STOCK
	SHARES	AMOUNT	CAPITAL	EARNINGS	SHARES	AMOUNT	TOTAL
	(In thousands, except share data)
Balances at July 1, 2004	9,884,137	$99	$31,470	$1,162	86,026	$(657)	$32,074

Issuance of stock for cash	89,850	1	506	—	—	—	507
Issuance of stock for business acquisitions	231,788	2	2,685	—	—	—	2,687

Redeemable common stock	—	—	7,250	—	—	—	7,250
Dividends	—	—	—	(1,013)	—	—	(1,013)
Net income	—	—	—	3,601	—	—	3,601

Balances at June 30, 2005	10,205,775	102	41,911	3,750	86,026	(657)	45,106

Issuance of stock for cash	22,950	—	185	—	—	—	185
Stock based compensation	—	—	60	—	—	—	60
Issuance of stock for business acquisitions	86,461	1	1,006	—	—	—	1,007
Dividends	—	—	—	(1,020)	—	—	(1,020)
Net income	—	—	—	1,896	—	—	1,896

Balances at June 30, 2006	10,315,186	103	43,162	4,626	86,026	(657)	47,234

SAB No 108 cummulative effect adjustment (Note 2 )	—	—	—	(646)	—	—	(646)

Adjusted balances at July 1, 2006	10,315,186	103	43,162	3,980	86,026	(657)	46,588

Issuance of stock for cash	125,400	1	607	—	—	—	608
Dividends	—	—	—	(1,027)	—	—	(1,027)
Tax benefit related to the exercise of stock options	—	—	507		—	—	507
Net income	—	—	—	3,860	—	—	3,860

Balances at June 30, 2007	10,440,586	$104	$44,276	$6,813	86,026	$(657)	$50,536

The accompanying notes are an integral part of these consolidated financial statements.

SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2007	2006	2005
	(In thousands, except share data)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,860	$1,896	$3,601
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Provision for uncollectible accounts receivable	1,099	982	574
Depreciation expense	2,389	2,080	432
Amortization expense	1,090	1,356	742
Amortization of deferred debt issuance costs	959	683	393
Loss on disposition of property and equipment	—	60	—
Deferred taxes	2,542	1,060	(25)
Stock-based compensation expense	—	60	—
Minority interest in consolidated subsidiary	531	608	—
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable	(1,249)	(2,793)	(3,598)
Inventories	4,944	(2,083)	(4,255)
Prepaid Income taxes	(1,601)	(962)	(1,345)
Prepaid expenses and other current assets	819	(1,248)	43
Other assets, net	(313)	(145)	104
Accounts payable	1,365	(1,338)	353
Accrued liabilities	2,452	(388)	119

Net cash provided by (used in) operating activities:	18,887	(172)	(2,862)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,980)	(1,694)	(664)
Cash used in business acquisitions, net of cash acquired of $0, $864 and $219, respectively	(24,907)	(44,395)	(9,419)

Net cash used in investing activities:	(27,887)	(46,089)	(10,083)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank line of credit	34,935	174,895	13,375
Payments on notes payable and line of credit	(24,435)	(164,046)	(13,669)
Proceeds from issuance of senior subordinated notes, net of deferred issuance costs	—	—	46,590
Payment of dividends	(1,024)	(1,020)	(1,005)
Tax benefit related to the exercise of stock options	507	—	—

Proceeds from issuance of common stock	608	185	507

Net cash provided by financing activities:	10,591	10,014	45,798

Net change in cash and cash equivalents	1,591	(36,247)	32,853
Cash and cash equivalents, beginning of year	4,079	40,326	7,473

Cash and cash equivalents, end of year	$5,670	$4,079	$40,326

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$5,041	$3,795	$1,517

Cash paid for income taxes	$1,378	$1,612	$3,668

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES (See Note 3 for non-cash acquisition disclosures)
The accompanying notes are an integral part of these consolidated financial statements

SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007, 2006, and 2005
1. General:
Sport Supply Group, Inc. (“Sport Supply Group, ” f.k.a. Collegiate Pacific Inc.) was incorporated on April 10, 1997 and commenced business in February 1998. Sport Supply Group is a Delaware corporation and is a marketer, manufacturer and distributor of sporting goods equipment, soft good athletic apparel and footwear products (“soft goods”), physical education, recreational and leisure products primarily to the institutional market in the United States. The institutional market generally consists of youth sports programs, park and recreational organizations, schools, colleges, churches, government agencies, athletic teams, athletic clubs and dealers. Products are sold directly to customers primarily through the distribution of unique, informative catalogs and fliers, strategically located road sales professionals, telemarketers and the Internet. On June 30, 2007, Sport Supply Group changed its name from Collegiate Pacific Inc. to Sport Supply Group, Inc. and changed its stock ticker symbol from “BOO” to “RBI” effective July 1, 2007.
2. Summary of Significant Accounting Policies:
Consolidation. The consolidated financial statements include the balances and results of operations of Sport Supply Group and its subsidiaries, Kesslers Team Sports, Inc. (“Kesslers”) and Dixie Sporting Goods Co., Inc. (“Dixie”). (Sport Supply Group, together with Kesslers and Dixie are generally referred to herein as the “Company.”) All intercompany balances and transactions have been eliminated in consolidation.
Cash and Cash Equivalents. The Company includes as cash and cash equivalents all investments with maturities of three months or less at the date of purchase.
Financial Instruments and Credit Risk Concentrations. Financial instruments, which are potentially subject to concentrations of credit risk, consist principally of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The Company places cash deposits with high credit, quality financial institutions to minimize risk. Accounts receivable are unsecured. The carrying value of these financial instruments approximates their fair value due to their short-term nature or their index tied to market rates. The fair value of the Convertible Senior Subordinated Notes due 2009 exceeded the carrying value of such debt by $9.5 million and $12.8 million at June 30, 2007 and 2006, respectively.
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

SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007, 2006, and 2005
Changes in the Company’s allowance for doubtful accounts for the fiscal years ended June 30, 2007 and 2006 are as follows:

	2007	2006
	(In thousands)
Balance at beginning of period	$1,496	$1,042
Provision for uncollectible accounts receivable	1,099	982
Accounts written off, net of recoveries	(1,299)	(528)

Balance at end of period	$1,296	$1,496

Inventories. Inventories are valued at the lower of cost or market value. Cost is determined using the average cost method for items manufactured by the Company and the weighted-average cost method for items purchased for resale. The Company records adjustments to its inventories for estimated obsolescence or diminution in market value equal to the difference between the cost of inventory and the estimated market value, based on market conditions from time to time. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual experience if future economic conditions, levels of customer demand or competitive conditions differ from expectations.
Property and Equipment. Property and equipment includes office equipment, furniture and fixtures, warehouse and manufacturing equipment, leasehold improvements and vehicles. These assets are stated at cost and are depreciated over their estimated useful lives of 2 to 15 years using the straight-line method. The cost of maintenance and repairs is expensed as incurred and significant renewals and betterments that extend the assets’ useful lives are capitalized.
Intangible Assets. The Company has made significant acquisitions and as a result has acquired certain identifiable intangible assets in conjunction with those acquisitions. Intangibles, such as license agreements, customer relationships, contractual backlog, and non-compete covenants, with a definite life are amortized over 3 months to 10 years using the straight-line basis, except customer relationships related to previous acquisitions, which are amortized on a double declining basis over 10 years.
Trademarks represent amounts paid to acquire the rights to brand specific products or categories of products with recognizable brands in certain sporting goods categories. Trademarks with a definite life are amortized on a straight line basis over 10 to 15 years. Trademarks acquired as part of the Company’s acquisition of Old SSG have an indefinite life and thus are not subject to periodic amortization. In support of the assessment that the trademarks have an indefinite life, the Company took into account the 40-year term of the trademark agreement under which Old SSG has the rights to use the trademarks, which includes an automatic renewal option for an additional 40-year term.
Goodwill. Goodwill represents the excess of the purchase price paid and liabilities assumed over the estimated fair market value of assets acquired and identifiable intangible assets. Goodwill is tested for impairment annually and whenever impairment indicators are present. If the fair value of goodwill is less than the carrying amount of goodwill, an impairment charge is recorded. There have been no impairments of recorded goodwill.
Impairment of Long-Lived Assets. The Company periodically evaluates the carrying value of depreciable and amortizable long-lived assets whenever events or changes in circumstances indicate the carrying amount may not be fully recoverable. If the total of the expected future undiscounted cash flows is less than the carrying amount of the assets, a loss is recognized in the amount the carrying value of the assets exceeds their fair value, which is determined based on quoted market prices in active markets, if available, prices of other similar assets, or other valuation techniques. There has been no impairment charge recorded by the Company.

SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007, 2006, and 2005
Revenue Recognition. The Company recognizes revenue from product sales when title passes and the risks and rewards of ownership have passed to the customer. Title passes generally upon shipment or upon receipt by the customer, based on the terms of sale, except for sports equipment that requires installation and related services. If installation or other post-shipment services are required, title passes upon the completion of all installation and related services and the acceptance of the installed product by the customer. In the fiscal years ended June 30, 2007, 2006 and 2005, 1%, less than 1% and 2%, respectively, of the Company’s consolidated revenues were from the sale of sports equipment that required installation or other post-shipment services.
Shipping and Handling Costs and Fees. Shipping and handling costs are included in cost of sales, while amounts billed to customers are included in net sales.
Advertising. Advertising costs are expensed as incurred. Advertising expenses for the fiscal years ended June 30, 2007, 2006 and 2005 were approximately $7.6 million, $7.2 million and $2.9 million, respectively.
Stock Based Compensation. Prior to fiscal 2006 (beginning July 1, 2005), the Company accounted for its stock options under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 and related interpretations (“APB 25”). Effective July 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”) and selected the modified prospective method to initially report stock-based compensation amounts in the consolidated financial statements. The Company is currently using the Black-Scholes option pricing model to determine the fair value of all option grants. See Note 12 below. Stock-based compensation expense in the amount of $60 thousand is reflected in net income for fiscal 2006. The following table illustrates the effect on net income and income per share if the Company had applied the fair value recognition provisions of SFAS 123(R) to prior periods:

2005
(In Thousands)
Net income, as reported	$3,601
Add: stock-based employee compensation expense included in net income	—
Deduct: stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,867)

Pro forma net income	$1,734

Net income per share common stock:
Basic – as reported	$0.36

Basic – pro forma	$0.17

Diluted – as reported	$0.35

Diluted – pro forma	$0.17

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

SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007, 2006, and 2005
Income Per Share. Basic income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted income per share is computed based on the weighted average number of shares outstanding increased by the effect of stock options, warrants and common stock underlying the convertible senior subordinated notes when dilutive.
Segment Reporting. The Company and its subsidiaries are all engaged in the business of marketing, manufacturing and distributing sporting goods equipment, soft goods, physical education, recreational and leisure products to the institutional market in the United States. The Company’s operations consist of two operating segments, which the Company refers to as the Catalog Group and the Team Dealer Group. Both of the Company’s operating segments offer the same line of products, which are acquired from the same resources, to a common customer base. Both of the Company’s operating segments also have similar economic characteristics. The segments meet the aggregation criteria of paragraph 17 of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information and, accordingly, for disclosure purposes, the Company has aggregated its operating segments into one reportable segment.
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
Staff Accounting Bulletin 108 (“SAB 108”). In September 2006, the Staff of the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires registrants to use a combination of two approaches to evaluate the materiality of identified unadjusted errors: the “rollover” approach, which quantifies an error based on the amount of the error originating in the current year income statement, and the “iron curtain” approach, which quantifies an error based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year. This new method is referred to as the “dual approach.” The Company adopted SAB 108 during fiscal 2007.
As allowed by SAB 108, the cummulative effect of initial application of SAB 108 has been reported in the opening amounts in the asset and liabilities as of July 1, 2006, with the offsetting balance to retained earnings. The Company recorded an increase to goodwill of $552 thousand, an increase in accrued liabilities of $1.9 million, an increase in deferred tax assets of $734 thousand, and a decrease in retained earnings of $646 thousand related to adopting the dual approach under SAB 108. The errors in prior years arose due to the collections and remittances of sales taxes that were incorrect, including the effect such unaccrued liabilities had on the allocation of the purchase price for acquired companies. The Company did not consider these misstatements material to any year in which they arose. The time period over which the errors occurred was approximately four years.
Recent Accounting Pronouncements:
In July 2006, the Financial Accounting Standards Board (“FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with the FASB’s SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of July 1, 2007. The Company expects the adoption of FIN 48 will not have a significant impact on its consolidated financial position, results of operations, or effective tax rate.

SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007, 2006, and 2005
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). The provisions of SFAS 157 define fair value, establish a framework for measuring fair value in generally accepted accounting principles, and expand disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company does not believe the adoption of SFAS 157 will have a significant effect on its consolidated financial position, results of operations, or cash flows.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007. The Company has not determined the effect, if any, the adoption of SFAS 159 will have on the Company’s consolidated financial position or results of operations.
3. Business Combinations:
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
The acquisition of Dixie was accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of Dixie have been included in the Company’s consolidated financial statements since the date of acquisition. Identifiable intangible assets acquired included customer relationships valued at $57 thousand, which are being amortized on a straight-line basis over their estimated useful lives of 10 years, and contractual backlog valued at $10 thousand, which was amortized on a straight-line basis over its estimated useful life of 3 months. The purchase price was allocated to assets acquired, which included the identifiable intangible assets, and liabilities assumed, based on their respective estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill in the amount of $4.1 million.
On December 10, 2004, the Company completed its acquisition of all of the outstanding capital stock of CMS of Central Florida d/b/a Orlando Team Sports (“OTS”). OTS is a supplier of soft goods and sporting goods equipment in the State of Florida. The Company paid the former OTS stockholders a total of approximately $3.7 million, which consisted of $1.8 million in cash, $100 thousand in a promissory note, and 83,126 shares of the Company’s common stock valued at $1.2 million, which was based on the average closing price of the Company’s common stock three days before and three days after the date the acquisition was announced. The Company also paid certain liabilities of OTS at closing in the approximate amount of $600 thousand. The Company entered into a lease with McWeeney Smith Partnership (the “Partnership”) for its 12 thousand square foot warehouse and distribution facility in Sanford, Florida. The former OTS stockholders are partners in the Partnership. The term of the lease runs through June 2010, and the monthly rental rate is approximately $6,400.

SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007, 2006, and 2005
The acquisition of OTS was accounted for using the purchase method of accounting, and accordingly, the net assets and results of operations of OTS have been included in the Company’s consolidated financial statements since the date of acquisition. Identifiable intangible assets acquired included customer relationships valued at $363 thousand, which are being amortized on a double declining value basis over their estimated useful lives of 10 years, and contractual backlog valued at $13 thousand, which was amortized on a straight-line basis over an estimated useful life of 3 months. The purchase price was allocated to assets acquired, which includes the identifiable intangible assets, and liabilities assumed based on their respective estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill in the amount of $3.0 million.
On May 11, 2005, the Company completed its acquisition of all of the outstanding capital stock of Salkeld & Sons, Inc. (“Salkeld”) . Salkeld is a supplier of soft goods and sporting goods equipment in the State of Illinois. The Company paid the former Salkeld stockholders total consideration of approximately $2.9 million, exclusive of transaction related costs, which consisted of approximately $2.5 million in cash and $230 thousand in promissory notes. The Company also paid certain liabilities of Salkeld at closing in the amount of approximately $126 thousand. In addition, the Company agreed to pay the former Salkeld stockholders up to an additional $1.1 million in the form of an earnout if Salkeld’s gross profit exceeded a certain target level during the 12-month period ending April 30, 2006. The earnout target was achieved in February 2006 and two-thirds of the $1.1 million earnout was paid in cash and one-third by the issuance of 33,213 shares of the Company’s common stock. The Company’s wholly owned subsidiary, Salkeld, employs the former Salkeld management team.
The acquisition of Salkeld was accounted for using the purchase method of accounting, and accordingly, the net assets and results of operations of Salkeld have been included in the Company’s consolidated financial statements since the date of acquisition. Identifiable intangible assets acquired included customer relationships valued at $433 thousand, which are being amortized on a double declining value basis over their estimated useful lives of 10 years, and contractual backlog valued at $42 thousand, which was amortized on a straight-line basis over an estimated useful life of 3 months. The purchase price was allocated to assets acquired, which includes the identifiable intangible assets, and liabilities assumed based on their respective estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill in the amount of approximately $2.8 million.
On July 1, 2005, the Company completed the acquisition of 53.2% of the outstanding capital stock of Old SSG from Emerson Radio Corp and Emerson Radio (Hong Kong) Limited for $32 million in cash. Old SSG was a direct marketer and Business-To-Business (“B2B”) e-commerce supplier of sporting goods and physical education equipment to the institutional and youth sports market. The acquisition of 53.2% of Old SSG was accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of Old SSG have been included in the Company’s consolidated financial statements since the date of acquisition. The purchase price was allocated to assets acquired of approximately $40.5 million, plus identifiable intangible assets acquired, which included $3.2 million for non-compete agreements, $1.3 million for customer relationships, $660 thousand for a customer database, $327 thousand for significant contracts, $221 thousand for contractual backlog, $43 thousand for photo library and $14 thousand for bid database calendar, and liabilities assumed based on their respective estimated fair values of approximately $26.8 million at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill in the amount of approximately $11.9 million.

SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007, 2006, and 2005
On September 8, 2005, the Company announced it entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which the Company would have acquired the remaining 46.8% of the outstanding capital stock of Old SSG that it did not already own. Under the terms of the merger agreement, each Old SSG stockholder would have receive 0.56 shares of the Company’s common stock for each share of Old SSG common stock, which valued each Old SSG share at $6.74 per share, which is the same per share price the Company paid in cash for its purchase of 53.2% of the outstanding capital stock of Old SSG on July 1, 2005. On November 22, 2005, however, the Company announced it had entered into an agreement with Old SSG to terminate the Merger Agreement after determining the merger was unlikely to close in a timely fashion under previously contemplated terms. Under the terms of the Termination Agreement, dated November 22, 2005, the Company agreed to reimburse Old SSG for up to $350 thousand for the fees and expenses incurred by Old SSG in connection with the Merger Agreement.
On November 22, 2005, the Company announced its purchase of 1,661,900 shares of Old SSG, or an additional 18% of Old SSG’s outstanding common shares, for approximately $9.2 million in cash from an institutional holder, representing a purchase price of $5.55 per share, as well as purchased an additional 155,008 shares of Old SSG for $746 thousand in open market transactions at an average price of $4.81 per share. The Company’s ownership interest in Old SSG increased to approximately 73.2%. The purchase of these additional shares of Old SSG increased goodwill by approximately $4.3 million.
On November 13, 2006, the Company announced it had completed its acquisition of the remaining 26.8% of the capital stock of Old SSG that it did not already own for approximately $24.9 million (the “Merger Transaction”). Under the terms of the Merger Transaction, a wholly-owned subsidiary of the Company was merged with and into Old SSG, with Old SSG as the surviving corporation. Each issued and outstanding share of Old SSG’s common stock was converted into the right to receive $8.80 in cash.
On August 1, 2005, the Company completed the acquisition of substantially all of the operating assets of Team Print from Mr. Albert Messier, one of the former principal stockholders of Salkeld, for approximately $1.0 million in cash and the issuance of 53,248 shares of the Company’s common stock to Mr. Messier, which were valued at approximately $641 thousand, which was based on the average closing price of the Company’s common stock three days before and three days after the date the acquisition was announced. Team Print is an embroiderer and screen printer of sports apparel and accessories. The Company entered into leases for a 28 thousand square foot screen print and distribution facility and an 8 thousand square foot warehouse facility owned by Mr. Messier and located in Bourbonnais, Illinois. The terms of the leases run through July 2010 and May 2008, respectively, and the monthly rental rate is approximately $11 thousand and $3 thousand, respectively. The Company’s wholly owned subsidiary, Kesslers, employs Mr. Messier. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill in the amount of $1.2 million.
The Company acquired Tomark, Kesslers, Dixie, OTS, Salkeld and Old SSG, as well as the operating assets of Team Print after considering the historic levels of earnings achieved by the acquired companies. The consideration paid was agreed upon after the Company determined the potential impact on future earnings of the integrated companies or operating assets acquired.
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

SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007, 2006, and 2005
In an effort to streamline the organizational structure of the Company’s team dealers, on January 1, 2007, the Company caused to be effected the merger of Salkeld with and into Kesslers, and the merger of OTS with and into Dixie. As a result of these mergers, the Company now conducts its team dealer business through Kesslers and Dixie, each of which is a wholly-owned subsidiary of the Company.
On June 30, 2007, the Company merged its wholly-owned subsidiary Tomark into itself, with the Company surviving such merger. Also on June 30, 2007, the Company merged its wholly-owned subsidiary Old SSG into itself, with the Company surviving such merger and changing its name to “Sport Supply Group, Inc.”
The following presents the unaudited pro forma results for the Company for the fiscal years ended June 30, 2006 and 2005, as if the acquisitions of Dixie (July 2004), OTS (December 2004), Salkeld (May 2005), Old SSG (July 2005) and Team Print (August 2005) had been consummated at July 1, 2004. The pro forma results are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of the periods presented or the results that may occur in the future.

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

SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007, 2006, and 2005
4. Net Sales:
The Company’s net sales to external customers are attributable to sales of sporting goods equipment and soft goods. The following table details the Company’s consolidated net sales by these product lines for the fiscal years ended June 30, 2007, 2006 and 2005:

	2007	2006	2005
	(In thousands)
Sporting Goods Equipment	$154,475	$148,610	$61,880
Soft Goods	82,380	75,628	44,459

Net Sales	$236,855	$224,238	$106,339

5. Inventories:
Inventories at June 30, 2007 and 2006 consisted of the following:

	2007	2006
	(In thousands)
Raw materials	$1,784	$1,893
Work in progress	114	116
Finished goods	30,343	35,176

Inventories	$32,241	$37,185

6. Property and Equipment:
Property and equipment at June 30, 2007 and 2006 consisted of the following:

	Estimated
	Useful Lives
	(Years)	2007	2006
	(In thousands)
Office equipment	2 –10	$9,337	$7,242
Furniture and fixtures	2 –10	2,474	2,177
Warehouse and manufacturing equipment	3 – 15	1,362	1,229
Leasehold improvements	*	2,130	1,368
Vehicles	3-7	361	351
Assets under capital lease	17	—	475

Total property and equipment		15,664	12,842
Less: accumulated depreciation		(4,986)	(2,755)

Property and equipment, net		$10,678	$10,087

*	Shorter of useful life of related asset or lease term

SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007, 2006, and 2005
7. Intangible Assets:
Intangible assets at June 30, 2007 and 2006 consisted of the following:

		June 30,			June 30,
		2007			2006
	Asset	Gross		Net	Gross		Net
	Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Value	Amortization	Value	Value	Amortization	Value
	(In thousands)
Amortizable intangible assets:

Trademarks	10-15	$343	$199	$144	$343	$166	$177
Non-compete agreements	10	3,200	640	2,560	3,200	320	2,880
Customer relationships	10	3,343	1,200	2,143	3,343	788	2,555
Contractual backlog	.25-.50	427	427	—	427	427	—
Customer database	3	660	440	220	660	220	440
Significant contracts	5	327	130	197	327	65	262
License agreements and other	3-10	493	343	150	292	202	90

Total amortizable intangible assets		$8,793	$3,379	$5,414	$8,592	$2,188	$6,404

Non-amortizable intangible assets:

Trademarks		$2,610	—	$2,610	$2,610	—	$2,610

Total non-amortizable intangible assets		$2,610	—	$2,610	$2,610	—	$2,610

Total intangible assets		$11,403	$3,379	$8,024	$11,202	$2,188	$9,014

Goodwill – June 30, 2006		$40,280
SAB 108 adjustment (see Note 2)		552

Adjusted goodwill – June 30, 2006		$40,832
Changes in deferred tax valuation allowance		(2,109)
Acquisitions (see note 3)		16,226

Goodwill – June 30, 2007		$54,949

Amortization expense related to intangible assets totaled approximately $1.1 million, $1.4 million and $700 thousand during the fiscal years ended June 30, 2007, 2006 and 2005, respectively. The aggregate estimated amortization expense for intangible assets for each of the years ending June 30 is as follows:

Year Ending June 30,	(In thousands)
2008	$1,053
2009	763
2010	697
2011	618
2012	615
Thereafter	1,668

Total	$5,414

SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007, 2006, and 2005
8. Accrued Liabilities:
Accrued liabilities at June 30, 2007 and 2006 included the following:

	2007	2006
	(In thousands)
Accrued compensation and benefits	$2,700	$2,032
Customer deposits	1,983	1,105
Taxes other than income taxes	3,025	2,896
Gift certificates	100	691
Other	2,510	1,104

Total accrued liabilities	$10,318	$7,828

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
The Notes are governed by the Indenture dated as of November 26, 2004 between the Company and The Bank of New York Trust Company N.A., as trustee (the “Indenture”). The Indenture provides, among other things, that the Notes will bear interest of 5.75% per year, payable semi-annually, and will be convertible at the option of the holder of the Notes into the Company’s common stock at a conversion rate of 68.2594 shares per $1 thousand principal amount of Notes, subject to certain adjustments. This is equivalent to a conversion price of approximately $14.65 per share. On or after December 31, 2005, the Company may redeem the Notes, in whole or in part, at the redemption price, which is 100% of the principal amount, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the redemption date only if the closing price of the Company’s common stock exceeds 150% of the conversion price for at least 20 trading days in any consecutive 30-day trading period. If the Company calls the Notes for redemption on or before December 10, 2007, the Company will be required to make an additional payment in cash in an amount equal to $172.50 per $1 thousand principal amount of the Notes, less the amount of any interest actually paid on the Notes before the redemption date. In addition, upon the occurrence of a change in control of the Company, holders may require the Company to purchase all or a portion of the Notes in cash at a price equal to 100% of the principal amount of Notes to be repurchased, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the repurchase date, plus the make whole premium, if applicable.
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

SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007, 2006, and 2005
The Company’s principal external source of liquidity is its amended and restated senior secured credit facility (the “Senior Credit Agreement”) with Merrill Lynch Business Financial Services, Inc. (“MLBFS”), individually as a lender, as administrative agent, sole book runner and sole lead manager, which is collateralized by all of the assets of the Company and its wholly-owned subsidiaries.
On November 13, 2006, the Company entered into the Senior Credit Agreement with MLBFS to fund the Company’s acquisition of the remaining 26.8% of the capital stock of Old SSG that it did not already own for approximately $24.9 million, to provide on-going financing for working capital, capital expenditures and other general corporate purposes of the Company and its subsidiaries. The Senior Credit Agreement replaced the Company’s June 29, 2006 Credit Agreement with Merrill Lynch Capital, a division of MLBFS. The Senior Credit Agreement establishes a commitment to the Company to provide up to $55.0 million in the aggregate of loans and other financial accommodations consisting of (a) a thirty-month senior secured loan in the aggregate principal amount of $20.0 million (the “Term Loan”) and (b) a thirty-month secured revolving credit facility in an aggregate principal amount of $35.0 million (the “Revolving Facility” and, together with the Term Loan, the “Senior Credit Facility”). The Senior Credit Facility includes a sub-limit of up to an aggregate amount of $4.0 million in letters of credit.
Total availability under the Senior Credit Facility is determined by a borrowing formula based on eligible trade receivables and inventories that provides for borrowings against up to 85% of the Company’s eligible trade receivables and 50% of the Company’s eligible inventories, not to exceed in the aggregate the total availability under the Senior Credit Facility. As of June 30, 2007, the Company had $10.5 million outstanding under the Term Loan and approximately $14.2 million outstanding under the Revolving Facility, thereby leaving the Company with approximately $15.6 million of availability under the terms of the borrowing base formula of the Senior Credit Facility.
All borrowings under the Senior Credit Facility will bear interest at either (a) the London Inter-Bank Offered Rate (“LIBOR”) plus a spread ranging from 1.25% to 2.00% for all borrowings under the Revolving Facility and 1.75% to 3.25% for all borrowings under the Term Loan, with the amount of the spread at any time based on the Company’s ratio of total debt, excluding subordinated debt, to the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) on a trailing 12-month basis (the “Senior Leverage Ratio”) or (b) an alternative base rate equal to the higher of (i) the Federal Funds Rate plus 0.50% or (ii) the MLBFS prime rate, plus an additional spread ranging from 0.25% to 0.50% for all borrowings under the Revolving Facility and 0.25% to 1.75% for all borrowings under the Term Loan, with the amount of the spread at any time based on the Company’s Senior Leverage Ratio on a trailing 12-month basis. Until April 1, 2007, the interest rate spreads were 2.00% for LIBOR loans under the Revolving Facility and 3.25% for LIBOR loans under the Term Loan, and 0.50% for base rate loans under the Revolving Facility and 1.75% for base rate loans under the Term Loan. After April 1, 2007, the interest rate spreads are 1.75% for LIBOR loans under the Revolving Facility and 2.75% for LIBOR loans under the Term Loan, and 0.25% for base rate loans under the Revolving Facility and 1.25% for base rate loans under the Term Loan. The effective interest rate on borrowings under the Senior Credit Facility at June 30, 2007 was 7.5%.
The Senior Credit Facility includes covenants that require the Company to maintain certain financial ratios. The Company’s Senior Leverage Ratio on a trailing 12-month basis may not exceed 2.75 to 1.00 at March 31, 2007, 2.50 to 1.00 at June 30, 2007, 2.25 to 1.00 at September 30 and December 31, 2007 and March 31, 2008, and 2.00 to 1.00 at June 30, 2008 and the last day of each calendar quarter thereafter. The Company’s ratio of EBITDA to the sum of the Company’s fixed charges (interest expense, taxes, cash dividends and scheduled principal payments) on a trailing 12-month basis (the “Fixed Charge Coverage Ratio”) must be at least 1.15 to 1.00 through June 30, 2008, and 1.20 to 1.00 at all times thereafter. At June 30, 2007, the Company was in compliance with all of its financial covenants under the Senior Credit Facility.

SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007, 2006, and 2005
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
On June 30, 2007, the Company entered into a letter agreement (the “Letter Agreement”) with MLBFS. The Letter Agreement amended the Company’s Amended and Restated Credit Agreement, dated as of November 13, 2006, to (i) modify the delivery deadlines for certain reports, certificates and information, (ii) modify provisions related to the Company’s Fixed Charge Coverage Ratio and permitted capital expenditures, (iii) reflect the change of the Company’s name to Sport Supply Group, Inc., and (iv) provide Merrill Lynch’s consent to the merger transactions. The Company was in compliance with the previous covenants under the terms of the agreement prior to the amendment.
On July 26, 2004, the Company issued promissory notes to the former stockholders of Dixie in the aggregate amount of $500 thousand. Payments of principal are paid monthly and interest accrues at the rate of 4% per annum on any past due principal amount of the notes. The notes mature on July 31, 2009. Principal payments made in fiscal year 2007 were $93 thousand and the remaining principal payments of $202 thousand are due through the fiscal year ending June 30, 2010.
On May 11, 2005, the Company issued promissory notes to the former stockholders of Salkeld in the aggregate amount of $230 thousand. The notes matured on April 30, 2007. Principal payments made in the fiscal year 2007 were $97 thousand.
Future payments on long-term debt are as follows:

Year Ending June 30,	(In thousands)
2008	$3,608
2009	21,332
2010	50,054
2011	—
2012	—
Thereafter	—

Total future payments	$74,994

SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007, 2006, and 2005
10. Income Taxes:
Significant components of the Company’s net deferred income taxes are as follows:

	2007	2006
	(In thousands)
Deferred tax assets attributed to:
Accounts receivable	$438	$552
Inventories	1,693	1,544
Net operating loss carry-forwards	2,433	5,541
Prepaid advertising expenses	—	79
Tax credits	772	652
Accrued liabilities	492	462
Accrued state and local taxes	1,240	768

Total deferred tax assets	7,068	9,598
Less valuation allowance	(233)	(3,083)

Total deferred tax assets, net	6,835	6,515

Deferred tax liabilities attributed to:
Property and equipment	(1,643)	(1,838)
Intangible assets	(1,890)	(1,418)
Other	(494)	(18)

Total deferred tax liabilities	(4,027)	(3,274)

Net deferred taxes	$2,808	$3,241

Deferred tax assets and liabilities at June 30, 2007 and 2006 are as follows:

	2007	2006
	(In thousands)
Current deferred tax asset	$3,790	$3,359
Non-current deferred tax asset	3,278	6,239
Current deferred tax liability	(129)	(15)
Non-current deferred tax liability	(3,898)	(3,259)
Less valuation allowance	(233)	(3,083)

Balance at end of period	$2,808	$3,241

Changes in the deferred tax asset valuation allowance for the year ended June 30, 2007 were as follows:

(In thousands)
Deferred tax valuation allowance at June 30, 2006	$(3,083)
Adjustments of previously recorded acquired deferred tax assets	741
Acquired tax benefits utilized	2,109

Deferred tax valuation allowance at June 30, 2007	$(233)

SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007, 2006, and 2005
The components of the income tax provision (benefit) are as follows:

	2007	2006	2005
	(In thousands)
Federal
Current	$80	$510	$1,999
Deferred	2,276	925	(132)
State
Current	12	33	469
Deferred	266	135	(39)

Total provision for income taxes	$2,634	$1,603	$2,297

Following is a reconciliation of income taxes at the federal statutory rate to income tax provision for the years ended June 30, 2007, 2006 and 2005:

	2007	2006	2005
	(In thousands)
Tax expense at the federal statutory rate	$2,377	$1,396	$2,005
State income taxes, net of federal benefit	280	77	284
Alternative minimum tax	—	144	—
Other	(23)	(14)	8

Income tax provision	$2,634	$1,603	$2,297

The Company has available at June 30, 2007, unused net operating loss carryforwards of approximately $6.4 million that may be applied against future taxable income and approximately $772 thousand of tax credits that may be applied against future income taxes. The net operating loss carryforwards will expire in various years from 2012 through 2023. The valuation allowance of $233 thousand relates to tax benefits that cannot be utilized until after existing net operating loss carryforwards are exhausted. These tax benefits principally relate to acquired companies and when realized will reduce goodwill.
11. Related Party Transactions:
During the years ended June 30, 2007, 2006 and 2005, the Company paid approximately $152 thousand, $137 thousand and $137 thousand, respectively, in rent for the Kesslers facility located in Richmond, Indiana. This location is owned by RPD Services, Inc., an Indiana corporation f/k/a Kesslers Sport Shop, Inc., from which the Company acquired substantially all of its operating assets in April 2004. Bob Dickman, Phil Dickman and Dan Dickman, all of whom are employed by the Company’s wholly-owned subsidiary, Kesslers, own RPD Services, Inc. The lease term for the facility expires in March 2009.
During the years ended June 30, 2007, 2006, and 2005, the Company paid approximately $111 thousand, $77 thousand and $43 thousand, respectively, in rent for the OTS facility located in Sanford, Florida. This location is owned by McWeeney Smith Partnership, a Florida general partnership, and is controlled by the former stockholders of OTS, from which the Company acquired all of the outstanding capital stock in December 2004. The former OTS stockholders were employed by the Company’s wholly-owned subsidiary, OTS, for a portion of fiscal 2007. The lease term for the facility expires in June 2010.
During the years ended June 30, 2007 and 2006, the Company paid approximately $162 thousand and $116, thousand, respectively, in rent for the Team Print facility located in Bourbonnais, Illinois. This location is owned by Albert A. Messier, a former Salkeld stockholder and the former owner of the Team Print business. Mr. Messier is employed by the Company’s wholly-owned subsidiary, Kesslers. The lease term for the facility expires in July 2010.

SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007, 2006, and 2005
During the year ended June 30, 2007, the Company paid approximately $27 thousand in rent to Old SSG, which was a 73.2% majority owned subsidiary until November 13, 2006, for additional office and warehouse storage space in Old SSG’s Farmers Branch, Texas facilities. During the year ended June 30, 2006, the Company paid approximately $58 thousand in rent to Old SSG, which was a 73.2% majority owned subsidiary. The Company paid $99 thousand and $132 thousand to Old SSG for other management services during the fiscal years ended June 30, 2007 and 2006, respectively. On August 14, 2006, the Company entered into a Services Agreement with Old SSG. Under the terms of the Services Agreement, Old SSG provided the Company with additional warehouse storage and office space at Old SSG’s Farmers Branch, Texas facilities, as well as provided the Company and its wholly-owned subsidiaries with various payroll processing, human resource and risk management services. Prior to August 14, 2006, services provided to the Company by Old SSG were on a month-to-month basis. The effects of these transactions are eliminated in the consolidation of subsidiary results of operations. Upon the completion of the Merger Transaction, the Services Agreement was terminated.
12. Stock Options and Warrants:
On December 11, 1998, the Company’s stockholders approved a stock option plan, (the “1998 Plan”). The 1998 Plan authorized the Company’s Board of Directors to grant employees, directors and consultants of the Company up to an aggregate of 400,000 shares of the Company’s common stock, $0.01 par value per share. The options vest in full upon the employee’s one-year anniversary date of employment with the Company or the award date if the employee has been employed for at least one year on the grant date. The number of shares available under the 1998 Plan was increased to 1,000,000 upon approval by the Company’s stockholders on March 20, 2001, and increased to 1,500,000 upon approval by the Company’s stockholders on January 15, 2004. The remaining outstanding options expire at various dates through June 2015. As of June 30, 2007, there are 46,550 options available for grant under the 1998 Plan.
At the fiscal 2007 annual meeting of stockholders of the Company held on December 15, 2006, the stockholders of the Company approved the Collegiate Pacific Inc. 2007 Stock Option Plan (the “2007 Plan”) as adopted by the Company’s Board of Directors (the “Board”) on November 2, 2006, and the reservation of 500,000 shares of common stock for issuance thereunder. The 2007 Plan provides for the grant of stock options (including nonqualified options and incentive stock options). On July 2, 2007, approximately 232,500 options were granted under the 1998 Plan and the 2007 Plan.
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

SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007, 2006, and 2005
For the fiscal years ended June 30, 2007 and 2006, the Company recorded approximately $0 and $60 thousand for stock-based compensation expense related to the vesting of stock options previously granted. The Company recorded these amounts in selling, general and administrative expenses. The Company did not grant any stock options in fiscal 2007 or fiscal 2006. The financial statement impact of recording approximately $60 thousand of stock-based compensation expense in the fiscal year ended June 30, 2006 is as follows:

2006
(In thousands)
Income from continuing operations	$60
Income before income taxes	$60
Net income	$36
Net income per common share — basic	$0.00
Net income per common share — diluted	$0.00
Cash flows from operating activities	$60
Cash flows from financing activities	$—
At June 30, 2007 and 2006, there was no unrecognized compensation costs related to unvested stock options remaining to be recognized.
A summary of the Company’s stock option activity for the three fiscal years ended June 30, 2007 is as follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding at July 1, 2004	858,100	6.85
Granted	406,300	11.54
Exercised	(89,850)	5.65
Forfeited or cancelled	(4,000)	9.29

Outstanding at June 30, 2005	1,170,550	8.56
Granted	0	—
Exercised	(22,950)	8.06
Forfeited or cancelled	(3,000)	9.29

Outstanding at June 30, 2006	1,144,600	8.56
Granted	0	—
Exercised	(125,400)	4.85
Forfeited or cancelled	(41,250)	9.54

Outstanding at June 30, 2007	977,950	$9.00

Exercisable at June 30, 2005	992,550	$8.44

Exercisable at June 30, 2006	1,144,600	$8.56

Exercisable at June 30, 2007	977,950	$9.00

The Company utilized the following assumptions in calculating the estimated fair value of each stock option grant on the date of grant using the Black-Scholes option-pricing model:

2005
Expected volatility	34 – 35%
Risk-free interest rate	3.41 – 3.99%
Dividend yield	0.90 – 1.10%
Expected lives	5 years
The weighted average fair value of options granted in the fiscal year ended June 30, 2005 was $3.73.
The total intrinsic value of options exercised in the fiscal years ended June 30, 2007, 2006 and 2005 was approximately $528 thousand, $68 thousand, and $491 thousand, respectively. The total fair value of options vested during the fiscal years ended June 30, 2007, 2006 and 2005 was approximately $0, $60 thousand and $1,867 thousand, respectively. The total intrinsic value of unexercised options at June 30, 2007, was approximately $1,509 thousand.

SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007, 2006, and 2005
The following table summarizes additional information about stock options at June 30, 2007:

	Outstanding			Exercisable
		Weighted				Weighted
		Average				Average
		Remaining	Weighted		Weighted	Remaining
		Contractual	Average		Average	Contractual
		Life	Exercise		Exercise	Life
Exercise price	Shares	(In Years)	Price	Shares	Price	(In Years)
$3.89 - $4.81	45,500	3.9	$3.93	45,500	$3.93	3.9
$4.90 - $6.13	271,550	4.6	$5.81	271,550	$5.81	4.6
$9.38	31,500	1.5	$9.38	31,500	$9.38	1.5
$8.73 - $9.73	425,100	7.0	$9.29	425,100	$9.29	7.0
$10.70 - $14.34	204,300	7.5	$13.69	204,300	$13.69	7.5

	977,950			977,950

13. Leases:
The Company leases office and warehouse facilities under the terms of operating leases, which expire at various dates through December 2010. Rent expense for the fiscal years ended June 30, 2007, 2006 and 2005 was approximately $3.2 million, $3.1 million and $1.5 million, respectively.
Future minimum lease commitments on all operating leases with terms in excess of one year are as follows:

Year Ending June 30,	(In thousands)
2008	$2,930
2009	2,338
2010	1,708
2011	554
2012	—
Thereafter	—

Total minimum future lease payments	$7,530

SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007, 2006, and 2005
14. Income Per Share:
The table below outlines the determination of the number of diluted shares of common stock used in the calculation of diluted earnings per share as well as the calculation of diluted earnings per share for the periods presented:

	2007	2006	2005
	(In thousands except share
	and per share data)
Determination of diluted number of shares:
Average common shares outstanding	10,235,308	10,182,428	10,031,314
Assumed conversion of dilutive stock options and warrants	138,599	216,702	247,871
Assumed conversion of subordinated debentures	—	—	—

Diluted average common shares outstanding (b)	10,373,907	10,399,130	10,279,185

Calculation of diluted earnings per share:
Net income	$3,860	$1,896	$3,601

Add: interest component on assumed conversion of subordinated debentures, net of taxes	—	—	—

Net income, adjusted (a)	$3,860	$1,896	$3,601
Diluted earnings per share (a/b)	$.37	$0.18	$0.35

For the fiscal years ended June 30, 2007, 2006 and 2005, stock options of 499,800, 433,900 and 150,975 shares, respectively, were excluded in the computations of diluted income per share because their effect was anti-dilutive. During the fiscal years ended June 30, 2007, 2006 and 2005, the assumed conversion of 3,412,969 shares from the convertible senior subordinated notes was anti-dilutive.
15. Employee Benefit Plan
The Company implemented an employee savings plan (the “plan”) during fiscal 2005 pursuant to Section 401(k) of the Internal Revenue Code. All employees who have been credited with at least 520 hours of service are eligible to participate in the plan. Employees may elect to contribute to the plan through payroll deductions in an amount not to exceed the amount permitted under the Internal Revenue Code. The Company has the discretion to make matching contributions on behalf of the participants. Employees are fully vested in their contributions. Company contributions are not vested until after completion of two years of service. Thereafter, contributions vest at a rate of 20% per year on each participant’s anniversary date in the plan if the participant has completed 1,000 hours of service with the Company as of such date. The Company contributed $137 thousand to the plan during fiscal 2007. During fiscal 2006 and 2005, the Company did not contribute to the plan.
Due to the corporate reorganization, Sport Supply Group, Inc. (f.k.a. Collegiate Pacific Inc.) will change its retirement plan from the Collegiate Pacific 401(k) Plan to the Sport Supply Group, Inc. 401(k) Plan (“SSG 401(k) Plan”) and will adopt and continue the Sport Supply Group, Inc. Employees’ Savings Plan (“SSG Employees’ Savings Plan”). Former employees of Old SSG who were also participants in the SSG Employees’ Savings Plan will continue in the SSG Employees’ Savings Plan. Former employees of Old SSG who were not participants in the SSG Employees’ Savings Plan will become eligible instead to participate in the SSG 401(k) Plan.

SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007, 2006, and 2005
16. Legal Proceedings:
On September 21, 2006, Jeffrey S. Abraham, as Trustee of the Law Offices of Jeffrey S. Abraham Money Purchase Plan, dated December 31, 1999, f/b/o Jeffrey S. Abraham, filed a complaint in the Court of Chancery of the State of Delaware in and for New Castle County, C.A. No. 2435-N against the Company, Michael J. Blumenfeld, the four directors of Old SSG, Arthur J. Coerver, Harvey Rothenberg, Robert W. Philip and Thomas P. Treichler, and Old SSG, as a nominal defendant. The Plaintiff is a former stockholder of Old SSG and brought the action as a class action on behalf of all Old SSG minority stockholders in connection with the September 20, 2006 Agreement and Plan of Merger pursuant to which the Company acquired the remaining shares of the outstanding capital stock of Old SSG that the Company did not already own. The plaintiff alleges, among other things, that the $8.80 cash price per share of Old SSG common stock paid to the minority stockholders in the merger was unfair in that the purchase price failed to take into account the value of Old SSG, its improved financial results and its value in comparison to similar companies. The plaintiff also alleges that the process by which the merger agreement was arrived at could not have been the product of good faith and fair dealing because the Company and Mr. Blumenfeld acted in bad faith by taking various actions to depress the price of Old SSG common stock and dry up the market liquidity in such shares, all in an effort to effect the merger. In addition, the plaintiff alleges that the directors of Old SSG breached their fiduciary duties of good faith and loyalty to the plaintiff and the other minority stockholders in the merger agreement negotiations. The plaintiff requested that the merger be enjoined or in the alternative, damages be awarded to the Old SSG minority stockholders. On January 31, 2007, the plaintiff amended his complaint and is requesting that the court certify plaintiff as the class representative of the proposed class and award plaintiff and the class compensating and /or rescissory damages. The plaintiff also seeks the costs of bringing the action, including reasonable attorneys fees and experts’ fees.
In addition to the above mentioned litigation, the Company is a party to various other litigation matters, in most cases involving ordinary and routine claims incidental to the Company’s business. The Company cannot estimate with certainty its ultimate legal and financial liability with respect to such pending litigation matters. However, the Company believes, based on its examination of such matters, that its ultimate liability will not have a material adverse effect on its financial position, results of operations or cash flows.
17. Subsequent Events:
At the fiscal 2007 annual meeting of stockholders of the Company held on December 15, 2006, the stockholders of the Company approved the Collegiate Pacific Inc. 2007 Stock Option Plan as adopted by the Company’s Board of Directors on November 2, 2006, and the reservation of 500,000 shares of common stock for issuance thereunder. The 2007 Plan provides for the grant of stock options (including nonqualified options and incentive stock options). On July 2, 2007, 232,500 options were granted under the 1998 Plan and the 2007 Plan. In addition, on August 28, 2007, the Board of Directors approved option awards under the 2007 Plan to two executives, Terry Babilla and Adam Blumenfeld. The grant date of the option awards was September 7, 2007, and Messrs. Babilla and Blumenfeld received 130,000 options and 150,000 options, respectively, at an exercise price of $9.56 per option.
On July 26, 2007, the Company entered into a purchase agreement (the “Purchase Agreement”) with CBT Holdings, LLC (the “Purchaser”) whereby the Company privately sold 1,830,000 shares (the “Shares”) of its common stock, par value $0.01 per share (the “Common Stock”) for $18,300,000. The transaction was consummated on July 30, 2007. The Company used the proceeds from the private placement for the prepayment of outstanding indebtedness under the Company’s senior secured credit facility and the payment of out-of-pocket costs and expenses incurred in connection with the private placement.

SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007, 2006, and 2005
The Company has agreed to file a registration statement on Form S-3, registering the Shares for resale, and will be subject to certain penalties if the registration statement is not declared effective within 270 days of July 30, 2007 or is otherwise unavailable under certain conditions.
In addition, for so long as the Purchaser owns not less than 600,000 of the Shares, it will have certain rights with respect to access to Company management, the ability to designate a representative who is reasonably acceptable to the Company to attend in a non-voting, observer capacity, the meetings of the Company’s Board of Directors and its committees, and the ability to require that the Company’s Board of Directors nominate a designee chosen by the Purchaser and who is otherwise reasonably acceptable to the Company and further recommend to the Company’s stockholders the election of such nominee to the Company’s Board of Directors.
18. Quarterly Operating Data (unaudited):

	Quarter
	First	Second	Third	Fourth	Year
	(In thousands except per share data)
	(Unaudited)
Fiscal 2007:
Net sales	$68,163	$49,384	$63,235	$56,073	$236,855
Gross profit	24,063	17,375	22,831	19,291	83,560
Net income (loss)	$3,295	$(871)	$1,738	$(302)	$3,860

Earnings (loss) per share:
Basic	$0.32	$(0.09)	$0.17	$(.03)	$0.38

Diluted	$0.28	$(0.09)	$0.17	$(.03)	$0.37

Cash dividend per share	$0.025	$0.025	$0.025	$0.025	$0.10

Stock prices:
High	$10.75	$10.50	$9.48	$9.71	$10.75
Low	$8.23	$9.08	$7.80	$7.44	$7.44

	Quarter
	First	Second	Third	Fourth	Year
	(In thousands except per share data)
	(Unaudited)
Fiscal 2006:
Net sales	$65,275	$46,401	$59,418	$53,144	$224,238
Gross profit	21,314	15,143	20,997	17,625	75,079
Net income (loss)	$2,575	$(971)	$1,232	$(940)	$1,896

Earnings (loss) per share:
Basic	$0.25	$(0.10)	$0.12	$(.09)	$0.19

Diluted	$0.22	$(0.10)	$0.12	$(.09)	$0.18

Cash dividend per share	$0.025	$0.025	$0.025	$0.025	$0.10

Stock prices:
High	$12.68	$11.60	$10.85	$11.19	$12.68
Low	$10.30	$8.71	$9.12	$9.76	$8.71

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
(a) Evaluation of Disclosure Controls and Procedures. An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer “(CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in §240.13a–15(e) or §240.15d–15(e) of the General Rules and Regulations of the Securities Exchange Act of 1934, as amended (the “1934 Act”) as of the end of the period covered by this Annual Report. Based on that evaluation, management, including the CEO and CFO, has concluded that, as of June 30, 2007, the Company’s disclosure controls and procedures were effective.
(b) Changes in Internal Controls Over Financial Reporting. Sport Supply Group’s management, with the participation of Sport Supply Group’s CEO and CFO, has evaluated whether any change in Sport Supply Group’s internal control over financial reporting occurred during the fourth quarter of fiscal 2007. During 2007, the Company undertook a nexus study to determine if the Company’s acquisition activity over the last several years had an effect on the Company’s nexus regarding the collection and remittance of sales taxes in various states. The result of the study revealed the Company may have nexus for states in which certain entities had not previously collected or remitted sales tax. The Company has addressed the issue by implementing new sales tax software which will allow the Company to charge sales taxes to all applicable customers, taking steps to ensure customers have applicable sales tax exemption certificates on file with the Company, and by consulting with outside firms to identify potential exposure and comply with respective state laws related to sales taxes. Based on its evaluation, management including the CEO and CFO, has concluded that there has been no change, other than described above, in Sport Supply Group’s internal control over financial reporting during the fourth quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
(c) Management’s Report on Internal Control over Financial Reporting. Refer to “Management’s Report on Internal Control Over Financial Reporting” in Item 8 of this Form 10-K.
ITEM 9B. OTHER INFORMATION.
In connection with the Company’s annual review of executive and director compensation, the Compensation Committee of the Board of Directors approved option awards to the Company’s non-employee directors and to certain of the Company’s key employees, which options were granted on July 2, 2007. Each of the Company’s non-employee directors received 5,000 options to purchase shares of the Company’s common stock. Three of the named executive officers listed in the Company’s fiscal 2007 proxy statement also received such option grants. Art Coerver was awarded 7,500 options to purchase shares of the Company’s common stock, Kurt Hagen was awarded 50,000 options to purchase shares of the Company’s common stock and Tevis Martin was awarded 25,000 options to purchase shares of the Company’s common stock. The exercise price of each such option is $9.75, which is equal to the Company’s opening sales price on the grant date. The options vest in equal installments over three years and expire on July 2, 2017. In addition, the options will accelerate in the event of a change in control of the Company. Disclosure of these option grants was inadvertently omitted from the Company’s July 2, 2007 Form 8-K filing and as such, is being reported pursuant to this Item 9B.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item 10 will be included in the Proxy Statement, and such information is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this Item 11 will be included in the Proxy Statement, and such information is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item 12 will be included in the Proxy Statement, and such information is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item 13 will be included in the Proxy Statement, and such information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this Item 14 will be included in the Proxy Statement, and such information is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
The following documents are filed as part of this report.
(a-1) Financial Statements (for the three fiscal years ended June 30, 2007, unless otherwise stated):
(a-2) Consolidated financial statement schedule:
II – Valuation and qualifying accounts                                                                                                                         82
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes.
(a-3) Exhibits

Exhibit
Number	Description	Location
2.1	Agreement and Plan of Merger, dated as of December 30, 2003, by and among Tomark, Inc., Collegiate Pacific Inc., BOO Merger Corp., Thomas C. White and Mark S. Harpin.	Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 23, 2004.

2.2	Asset Purchase Agreement, dated as of February 9, 2004, by and among Kesslers Team Sports, Inc., Collegiate Pacific Inc., BOO Acquisition Corp., Bob Dickman, Dan Dickman, Phil Dickman and Floyd Dickman.	Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 8, 2004.

2.3	Stock Purchase Agreement, dated as of July 23, 2004, by and among Collegiate Pacific Inc., Kenneth L. Caravati and C. Michael Caravati.	Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 10, 2004.

2.4	Stock Purchase Agreement, dated as of December 10, 2004, by and among Collegiate Pacific Inc., Barbara L. Smith, Carmine McWeeney and Michael McWeeney.	Exhibit 99.1 to the Registrant’s current Report on Form 8-K filed on December 13, 2004.

Exhibit
Number	Description	Location
2.5	Stock Purchase Agreement, dated as of May 11, 2005, by and among Collegiate Pacific Inc., Albert A. Messier and Daniel F. Salkeld.	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2005.

2.6	Stock Purchase Agreement, dated as of July 1, 2005, by and among Collegiate Pacific Inc., Emerson Radio Corp. and Emerson Radio (Hong Kong) Limited.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 8, 2005.

2.7	Asset Purchase Agreement, dated as of August 3, 2005, by and among Collegiate Pacific Inc., Salkeld & Sons, Inc. and Albert A. Messier.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 5, 2005.

2.8	Agreement and Plan of Merger, dated as of September 20, 2006, by and among Collegiate Pacific Inc., CP Merger Sub, Inc. and Sport Supply Group, Inc.	Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 21, 2006.

2.9	First Amendment to Agreement and Plan of Merger, dated as of November 13, 2006, by and among Collegiate Pacific Inc., CP Merger Sub, Inc. and Sport Supply Group, Inc.	Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 13, 2006.

3.1	Certificate of Incorporation of the Registrant.	Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed on September 9, 1999.

3.2	By-Laws of the Registrant.	Exhibit 2 to the Registrant’s Registration Statement on Form 8-A filed on September 9, 1999.

3.3	Certificate of Amendment to Certificate of Incorporation of Collegiate Pacific Inc.	Exhibit 3.10 to the Registrant’s Registration Statement on Form SB-2 (No. 333-34294) originally filed on April 7, 2000.

3.4	Amendment to the Bylaws of Collegiate Pacific Inc.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 14, 2007.

3.5	Amendment to Certificate of Incorporation of Collegiate Pacific Inc.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2007.

3.6	Amendment to the Bylaws of Collegiate Pacific Inc.	Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on July 2, 2007.

4.1	Specimen Certificate of Common Stock, $0.01 par value, of Sport Supply Group, Inc.*

Exhibit
Number	Description	Location
4.2	Indenture, dated as of November 26, 2004, by and between Collegiate Pacific Inc. and The Bank of New York Trust Company N.A., as Trustee.	Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on November 29, 2004.

4.3	Form of 5.75% Convertible Senior Subordinated Note Due 2009 (included in Section 2.2 of Exhibit 4.2 to this report).	Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on November 29, 2004.

10.1	Credit Agreement, dated June 29, 2006, by and among Collegiate Pacific Inc., the financial institutions or other entities from time to time parties thereto, each as a Lender, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., individually as a Lender, as Administrative Agent, Sole Bookrunner and Sole Lead Manager.	Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K filed for the fiscal year ended June 30, 2006.

10.2	Amended and Restated 1998 Collegiate Pacific Inc. Stock Option Plan and form of Stock Option Agreements.	Exhibit 10.3 to the Registrant’s Annual Report on Form 10-KSB filed for the fiscal year ended June 30, 2004.

10.3	Collegiate Pacific Inc.’s 401(k) Plan, dated as of April 15, 2005.	Exhibit 10.16 to the Registrant’s Annual Report on Form 10-KSB filed for the fiscal year ended June 30, 2005.

10.4	Form of Indemnification Agreement for Collegiate Pacific directors and executive officers, dated January 27, 2006.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 31, 2006.

10.5	Lease Agreement, dated July 1, 1997, by and between Collegiate Pacific Inc. and The Realty Associates Fund VI, L.P.	Exhibit 10.8 to the Registrant’s Annual Report on Form 10-KSB filed for the fiscal year ended June 30, 1998.

10.6	Third Amendment to Lease, dated as of September 6, 2007, by and between Collegiate Pacific Inc. and The Realty Associates Fund VI, L.P.*

10.7	Lease Agreement, dated April 1, 2004, by and between Collegiate Pacific Inc. and RPD Services, Inc.	Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2004.

10.8	Lease Agreement, dated May 21, 2004, by and between Tomark Sports, Inc., and Edward A. Money and Marilyn J. Money, Trustees of the Money Family Trust.	Exhibit 10.6 to the Registrant’s Annual Report on Form 10-KSB filed for the fiscal year ended June 30, 2005.

10.9	Lease Agreement, dated July 6, 1994, by and between Dixie Sporting Goods Co., Inc. and E. Carlton Wilton.	Exhibit 10.7 to the Registrant’s Annual Report on Form 10-KSB filed for the fiscal year ended June 30, 2004.

Exhibit
Number	Description	Location
10.10	Lease Amendment and Extension, dated February 26, 2005, by and between Dixie Sporting Goods Co., Inc. and The Wilton Companies, LLC.	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended March 31, 2006.

10.11	Lease Agreement, dated December 10, 2004, by and between McWeeney Smith Partnership and CMS of Central Florida, Inc d/b/a Orlando Team Sports.	Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 2004.

10.12	Lease Agreement, dated as of August 3, 2005, by and among Salkeld & Sons, Inc. and Albert A. Messier.	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 5, 2005.

10.13	Second Amendment to Lease, dated as of February 10, 2003, by and between Collegiate Pacific Inc. and The Realty Associates Fund VI, L.P.	Exhibit 10.18 to the Registrant’s Annual Report on Form 10-KSB filed for the fiscal year ended June 30, 2005.

10.14	Amendment to License Agreement, dated as of December 21, 2000, as amended on May 1, 2005, by and among MacMark Corporation, Equilink Licensing Corporation and Sport Supply Group, Inc.	Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended September 30, 2005.

10.15	Loan and Security Agreement, dated as of March 27, 2001, by and between Congress Financial Corporation (Southwest) and Sport Supply Group, Inc., as amended on October 1, 2002, June 27, 2003, November 6, 2003, December 29, 2003, February 9, 2004 and October 20, 2004.	Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended September 30, 2005.

10.16	Agreement, dated as of December 9, 1986, by and between Voit Corporation and Sport Supply Group, Inc., the successor-in-interest to BSN Corp., as amended on August 1, 2003.	Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended September 30, 2005.

10.17	Software End-User License Agreement , dated as of June 11, 1998, by and between SAP America, Inc. and Sport Supply Group, Inc., as amended on January 1, 2004.	Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended September 30, 2005.

10.18	Lease Agreement, dated as of April 25, 1994, by and between Sport Supply Group, Inc. and Prologis (successor-in-interest to APT-Cabot Texas, Inc., as successor-in-interest to Centre Development Co., Inc.), as amended on July 8, 1994, and June 10, 2004.	Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended September 30, 2005.

Exhibit
Number	Description	Location
10.19	Lease Agreement, dated as of July 28, 1989, by and between Sport Supply Group, Inc. and Merit Investment Partners, L.P., as amended on July 13, 1998, July 31, 2000, and April 15, 2004.	Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended September 30, 2005.

10.20	Lease Agreement, dated as of October 1, 2004, by and between Salkeld & Sons, Inc. and First American Bank.	Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K filed for the fiscal year ended June 30, 2006.

10.21	Third Amendment to Lease Agreement, dated as of August 31, 2006, by and between Prologis and Sport Supply Group, Inc.	Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed for the fiscal year ended June 30, 2006.

10.22	Fourth Amendment to Lease Agreement, dated as of August 25, 2006, by and between Acquiport DFWIP, Inc. (successor-in-interest to Merit Investment Partners, L.P.) and Sport Supply Group, Inc.	Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed for the fiscal year ended June 30, 2006.

10.23	Letter Agreement, dated as of November 10, 2006, between Collegiate Pacific Inc. and Merrill Lynch Business Financial Services Inc.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 13, 2006.

10.24	Amended and Restated Credit Agreement, dated as of November 13, 2006, by and among Collegiate Pacific Inc., Merrill Lynch Business Financial Services Inc. and the additional lenders from time to time parties thereto.	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 13, 2006.

10.25	Indemnification Agreement, dated as of November 13, 2006, by and among Terrence M. Babilla and Collegiate Pacific Inc.	Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 13, 2006.

10.26	Collegiate Pacific Inc. 2007 Stock Option Plan and form of Stock Option agreements.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 18, 2006.

10.27	Letter Agreement, dated as of June 30, 2007, between Collegiate Pacific Inc. and Merrill Lynch Business Financial Services Inc.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2007.

10.28	Purchase Agreement, dated as of July 26, 2007, by and between Sport Supply Group, Inc. and CBT Holdings, LLC.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 31, 2007.

Exhibit
Number	Description	Location
10.29	Form of Amended and Restated Executive Officer Change in Control Agreement.	Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2006.

10.30	Letter Agreement, dated as of May 11, 2007, between Collegiate Pacific Inc. and Middle Market Finance, a division of Merrill Lynch Business Financial Services Inc.	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007.

12	Ratio of Earnings to Fixed Charges.*

14	Code of Ethics.	Exhibit 14 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003.

21	Subsidiaries of Sport Supply Group, Inc.*

23	Consent of Grant Thornton LLP.*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPORT SUPPLY GROUP, INC.
September 13, 2007	By:	/s/ Adam Blumenfeld
Adam Blumenfeld,
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 13, 2007.

Signature	Capacity

/s/ Adam Blumenfeld	Chairman of the Board and Chief Executive Officer
Adam Blumenfeld

/s/ William R. Estill	Chief Financial Officer and Treasurer
William R. Estill	(Principal Accounting and Financial Officer)

/s/ Jeff Davidowitz	Director
Jeff Davidowitz

/s/ Robert W. Hampton	Director
Robert W. Hampton

/s/ William H. Watkins, Jr.	Director
William H. Watkins, Jr.

SPORT SUPPLY GROUP, INC.
Schedule II – VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance	Additions		Deductions
	at	Charged		Amounts
	beginning	to costs	Charged	Charged to		Balance
	of	and	to other	reserve net of	Other	at end
	year	expenses	Accounts	reinstatements	Changes	of year
Year ended June 30, 2007
Allowance for doubtful accounts	1,496	1,099	—	(1,299)		1,296
Inventory reserve	2,230	2,626		(2,129)		2,727
Deferred tax valuation reserve	3,083	—		(2,850)	—	233

Year ended June 30, 2006
Allowance for doubtful accounts	1,042	982	—	(528)		1,496
Inventory reserve	439	2,199		(408)		2,230
Deferred tax valuation reserve	—	—	3,083	—	—	3,083

Year ended June 30, 2005
Allowance for doubtful accounts	636	574	—	(432)	264 F1	1,042
Inventory reserve	130	666		(357)		439
Deferred tax valuation reserve	—	—	—	—	—	—

F1	Represents effect of business acquisitions

EXHIBIT INDEX

Exhibit
Number	Description	Location
2.1	Agreement and Plan of Merger, dated as of December 30, 2003, by and among Tomark, Inc., Collegiate Pacific Inc., BOO Merger Corp., Thomas C. White and Mark S. Harpin.	Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 23, 2004.

2.2	Asset Purchase Agreement, dated as of February 9, 2004, by and among Kesslers Team Sports, Inc., Collegiate Pacific Inc., BOO Acquisition Corp., Bob Dickman, Dan Dickman, Phil Dickman and Floyd Dickman.	Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 8, 2004.

2.3	Stock Purchase Agreement, dated as of July 23, 2004, by and among Collegiate Pacific Inc., Kenneth L. Caravati and C. Michael Caravati.	Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 10, 2004.

2.4	Stock Purchase Agreement, dated as of December 10, 2004, by and among Collegiate Pacific Inc., Barbara L. Smith, Carmine McWeeney and Michael McWeeney.	Exhibit 99.1 to the Registrant’s current Report on Form 8-K filed on December 13, 2004.

2.5	Stock Purchase Agreement, dated as of May 11, 2005, by and among Collegiate Pacific Inc., Albert A. Messier and Daniel F. Salkeld.	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2005.

2.6	Stock Purchase Agreement, dated as of July 1, 2005, by and among Collegiate Pacific Inc., Emerson Radio Corp. and Emerson Radio (Hong Kong) Limited.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 8, 2005.

2.7	Asset Purchase Agreement, dated as of August 3, 2005, by and among Collegiate Pacific Inc., Salkeld & Sons, Inc. and Albert A. Messier.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 5, 2005.

2.8	Agreement and Plan of Merger, dated as of September 20, 2006, by and among Collegiate Pacific Inc., CP Merger Sub, Inc. and Sport Supply Group, Inc.	Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 21, 2006.

2.9	First Amendment to Agreement and Plan of Merger, dated as of November 13, 2006, by and among Collegiate Pacific Inc., CP Merger Sub, Inc. and Sport Supply Group, Inc.	Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 13, 2006.

3.1	Certificate of Incorporation of the Registrant.	Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed on September 9, 1999.

Exhibit
Number	Description	Location
3.2	By-Laws of the Registrant.	Exhibit 2 to the Registrant’s Registration Statement on Form 8-A filed on September 9, 1999.

3.3	Certificate of Amendment to Certificate of Incorporation of Collegiate Pacific Inc.	Exhibit 3.10 to the Registrant’s Registration Statement on Form SB-2 (No. 333-34294) originally filed on April 7, 2000.

3.4	Amendment to the Bylaws of Collegiate Pacific Inc.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 14, 2007.

3.5	Amendment to Certificate of Incorporation of Collegiate Pacific Inc.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2007.

3.6	Amendment to the Bylaws of Collegiate Pacific Inc.	Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on July 2, 2007.

4.1	Specimen Certificate of Common Stock, $0.01 par value, of Sport Supply Group, Inc.*

4.2	Indenture, dated as of November 26, 2004, by and between Collegiate Pacific Inc. and The Bank of New York Trust Company N.A., as Trustee.	Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on November 29, 2004.

4.3	Form of 5.75% Convertible Senior Subordinated Note Due 2009 (included in Section 2.2 of Exhibit 4.2 to this report).	Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on November 29, 2004.

10.1	Credit Agreement, dated June 29, 2006, by and among Collegiate Pacific Inc., the financial institutions or other entities from time to time parties thereto, each as a Lender, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., individually as a Lender, as Administrative Agent, Sole Bookrunner and Sole Lead Manager.	Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K filed for the fiscal year ended June 30, 2006.

10.2	Amended and Restated 1998 Collegiate Pacific Inc. Stock Option Plan and form of Stock Option Agreements.	Exhibit 10.3 to the Registrant’s Annual Report on Form 10-KSB filed for the fiscal year ended June 30, 2004.

10.3	Collegiate Pacific Inc.’s 401(k) Plan, dated as of April 15, 2005.	Exhibit 10.16 to the Registrant’s Annual Report on Form 10-KSB filed for the fiscal year ended June 30, 2005.

10.4	Form of Indemnification Agreement for Collegiate Pacific directors and executive officers, dated January 27, 2006.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 31, 2006.

Exhibit
Number	Description	Location
10.5	Lease Agreement, dated July 1, 1997, by and between Collegiate Pacific Inc. and The Realty Associates Fund VI, L.P.	Exhibit 10.8 to the Registrant’s Annual Report on Form 10-KSB filed for the fiscal year ended June 30, 1998.

10.6	Third Amendment to Lease, dated as of September 6, 2007, by and between Collegiate Pacific Inc. and The Realty Associates Fund VI, L.P.*

10.7	Lease Agreement, dated April 1, 2004, by and between Collegiate Pacific Inc. and RPD Services, Inc.	Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2004.

10.8	Lease Agreement, dated May 21, 2004, by and between Tomark Sports, Inc., and Edward A. Money and Marilyn J. Money, Trustees of the Money Family Trust.	Exhibit 10.6 to the Registrant’s Annual Report on Form 10-KSB filed for the fiscal year ended June 30, 2005.

10.9	Lease Agreement, dated July 6, 1994, by and between Dixie Sporting Goods Co., Inc. and E. Carlton Wilton.	Exhibit 10.7 to the Registrant’s Annual Report on Form 10-KSB filed for the fiscal year ended June 30, 2004.

10.10	Lease Amendment and Extension, dated February 26, 2005, by and between Dixie Sporting Goods Co., Inc. and The Wilton Companies, LLC.	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended March 31, 2006.

10.11	Lease Agreement, dated December 10, 2004, by and between McWeeney Smith Partnership and CMS of Central Florida, Inc d/b/a Orlando Team Sports.	Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 2004.

10.12	Lease Agreement, dated as of August 3, 2005, by and among Salkeld & Sons, Inc. and Albert A. Messier.	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 5, 2005.

10.13	Second Amendment to Lease, dated as of February 10, 2003, by and between Collegiate Pacific Inc. and The Realty Associates Fund VI, L.P.	Exhibit 10.18 to the Registrant’s Annual Report on Form 10-KSB filed for the fiscal year ended June 30, 2005.

10.14	Amendment to License Agreement, dated as of December 21, 2000, as amended on May 1, 2005, by and among MacMark Corporation, Equilink Licensing Corporation and Sport Supply Group, Inc.	Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended September 30, 2005.

10.15	Loan and Security Agreement, dated as of March 27, 2001, by and between Congress Financial Corporation (Southwest) and Sport Supply Group, Inc., as amended on October 1, 2002, June 27, 2003, November 6, 2003, December 29, 2003, February 9, 2004 and October 20, 2004.	Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended September 30, 2005.

Exhibit
Number	Description	Location
10.16	Agreement, dated as of December 9, 1986, by and between Voit Corporation and Sport Supply Group, Inc., the successor-in-interest to BSN Corp., as amended on August 1, 2003.	Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended September 30, 2005.

10.17	Software End-User License Agreement , dated as of June 11, 1998, by and between SAP America, Inc. and Sport Supply Group, Inc., as amended on January 1, 2004.	Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended September 30, 2005.

10.18	Lease Agreement, dated as of April 25, 1994, by and between Sport Supply Group, Inc. and Prologis (successor-in-interest to APT-Cabot Texas, Inc., as successor-in-interest to Centre Development Co., Inc.), as amended on July 8, 1994, and June 10, 2004.	Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended September 30, 2005.

10.19	Lease Agreement, dated as of July 28, 1989, by and between Sport Supply Group, Inc. and Merit Investment Partners, L.P., as amended on July 13, 1998, July 31, 2000, and April 15, 2004.	Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended September 30, 2005.

10.20	Lease Agreement, dated as of October 1, 2004, by and between Salkeld & Sons, Inc. and First American Bank.	Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K filed for the fiscal year ended June 30, 2006.

10.21	Third Amendment to Lease Agreement, dated as of August 31, 2006, by and between Prologis and Sport Supply Group, Inc.	Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed for the fiscal year ended June 30, 2006.

10.22	Fourth Amendment to Lease Agreement, dated as of August 25, 2006, by and between Acquiport DFWIP, Inc. (successor-in-interest to Merit Investment Partners, L.P.) and Sport Supply Group, Inc.	Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed for the fiscal year ended June 30, 2006.

10.23	Letter Agreement, dated as of November 10, 2006, between Collegiate Pacific Inc. and Merrill Lynch Business Financial Services Inc.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 13, 2006.

10.24	Amended and Restated Credit Agreement, dated as of November 13, 2006, by and among Collegiate Pacific Inc., Merrill Lynch Business Financial Services Inc. and the additional lenders from time to time parties thereto.	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 13, 2006.

Exhibit
Number	Description	Location
10.25	Indemnification Agreement, dated as of November 13, 2006, by and among Terrence M. Babilla and Collegiate Pacific Inc.	Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 13, 2006.

10.26	Collegiate Pacific Inc. 2007 Stock Option Plan and form of Stock Option agreements.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 18, 2006.

10.27	Letter Agreement, dated as of June 30, 2007, between Collegiate Pacific Inc. and Merrill Lynch Business Financial Services Inc.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2007.

10.28	Purchase Agreement, dated as of July 26, 2007, by and between Sport Supply Group, Inc. and CBT Holdings, LLC.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 31, 2007.

10.29	Form of Amended and Restated Executive Officer Change in Control Agreement.	Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2006.

10.30	Letter Agreement, dated as of May 11, 2007, between Collegiate Pacific Inc. and Middle Market Finance, a division of Merrill Lynch Business Financial Services Inc.	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007.

12	Ratio of Earnings to Fixed Charges.*

14	Code of Ethics.	Exhibit 14 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003.

21	Subsidiaries of Sport Supply Group, Inc.*

23	Consent of Grant Thornton LLP.*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith

**	Furnished herewith