Form 10-Q
period 2007-09-30
SPORT SUPPLY GROUP, INC.
filed 2007-10-31
CIK 828747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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
(972) 484-9484
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
Yes ☐ No ☑
As of October 29, 2007, there were 12,188,160 shares of the issuer’s common stock outstanding.

SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30,	June 30,
	2007	2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,709	$5,670
Accounts receivable, net of allowance for doubtful accounts of $1,372 and $1,296, respectively	44,915	31,154
Inventories	28,166	32,241
Current portion of deferred income taxes	3,877	3,790
Prepaid income taxes	2,161	3,208
Prepaid expenses and other current assets	2,021	1,380

Total current assets	84,849	77,443
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $5,671 and $4,986, respectively	10,753	10,678
DEFERRED DEBT ISSUANCE COSTS, net of accumulated amortization of $2,295 and $2,035, respectively	2,049	2,309
INTANGIBLE ASSETS, net of accumulated amortization of $3,645 and $3,379, respectively	7,758	8,024
GOODWILL	54,949	54,949
DEFERRED INCOME TAXES	817	3,045
OTHER ASSETS, net	135	144

Total assets	$161,310	$156,592

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$23,106	$16,167
Accrued liabilities	10,313	10,318
Dividends payable	305	259
Accrued interest	960	291
Current portion of long-term debt	108	3,608
Deferred income tax liability	28	129

Total current liabilities	34,820	30,772
DEFERRED INCOME TAX LIABILITY	3,782	3,898
NOTES PAYABLE AND OTHER LONG-TERM DEBT	50,151	71,386
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 12,274,186 and 10,440,586 shares issued and 12,188,160 and 10,354,560 shares outstanding, respectively	123	104
Additional paid-in capital	62,488	44,276
Retained earnings	10,603	6,813
Treasury stock at cost, 86,026 shares	(657)	(657)

Total stockholders’ equity	72,557	50,536

Total liabilities and stockholders’ equity	$161,310	$156,592

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended
	September 30,
	2007	2006

Net sales	$70,374	$68,163
Cost of sales	44,746	44,100

Gross profit	25,628	24,063

Selling, general and administrative expenses	17,943	16,803

Operating profit	7,685	7,260

Other income (expense):
Interest income	87	47
Interest expense	(1,216)	(1,234)
Other income	50	37

Total other expense	(1,079)	(1,150)

Income before minority interest in income of consolidated subsidiary and income taxes	6,606	6,110

Income tax provision	2,510	2,312
Minority interest in income of consolidated subsidiary, net of tax	0	503

Net income	$4,096	$3,295

Weighted average number of shares outstanding:
Basic	11,589,587	10,229,165

Diluted	15,132,581	13,782,914

Net income per share common stock – basic	$0.35	$0.32

Net income per share common stock – diluted	$0.31	$0.28

Dividends declared per share common stock	$0.025	$0.025

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,096	$3,295
Adjustments to reconcile net income to cash provided by operating activities:
Provision for uncollectible accounts receivable	271	261
Depreciation and amortization	913	795
Amortization of deferred debt issuance costs	260	208
Deferred taxes	1,924	525
Stock-based compensation expense	83	—
Minority interest in consolidated subsidiary	—	503
Changes in operating assets and liabilities:
Accounts receivable	(14,032)	(10,887)
Inventories	4,075	1,087
Prepaid income taxes	1,047	1,705
Prepaid expenses and other current assets	(641)	(1,379)
Other assets, net	9	143
Accounts payable	6,939	4,933
Accrued liabilities and accrued interest	664	1,278

Net cash provided by operating activities:	5,608	2,467

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(722)	(416)

Net cash used in investing activities:	(722)	(416)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank line of credit	262	6,371
Payments on notes payable and line of credit	(24,997)	(4,440)
Payment of dividends	(259)	(256)
Proceeds from issuance of common stock	18,147	—

Net cash provided by (used in) financing activities:	(6,847)	1,675

Net change in cash and cash equivalents	(1,961)	3,726
Cash and cash equivalents, beginning of year	5,670	4,079

Cash and cash equivalents, end of year	$3,709	$7,805

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$514	$321

Cash paid (refunded) for income taxes	$(423)	$73

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation:
The accompanying unaudited condensed consolidated financial statements of Sport Supply Group, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements and should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2007. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included.
Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year ending June 30, 2008.
2. Business Combinations:
On November 13, 2006, the Company announced it had completed an acquisition of the remaining 26.8% of the capital stock of Sport Supply Group, Inc. (“Old SSG”) that it did not already own for approximately $24.9 million (the “Merger Transaction”). Under the terms of the Merger Transaction, a wholly-owned subsidiary of the Company was merged with and into Old SSG, with Old SSG as the surviving corporation. Each issued and outstanding share of Old SSG’s common stock was converted into the right to receive $8.80 in cash.
The Company acquired Old SSG after considering the historic levels of earnings achieved by the acquired company. The consideration paid was agreed upon after the Company determined the potential impact on future earnings of the integrated companies.
The goodwill acquired by the Company in connection with the acquisition of Old SSG, which was an acquisition of stock, is not deductible for income tax purposes. The pro forma operating results of the Company as if the acquisition of 100% of Old SSG had occurred on July 1, 2005 are not materially different for the periods presented than the actual results and, therefore, pro forma results have been omitted.
3. Net Sales:
The Company’s net sales to external customers are attributable to sales of sporting goods equipment and soft goods. The following table details the Company’s consolidated net sales by these product lines for the three months ended September 30, 2007 and 2006:

	For the Three Months Ended
	September 30,
	2007	2006
	(Unaudited, in thousands)
Sporting goods equipment	$44,981	$42,567
Soft goods	25,393	25,596

Net sales	$70,374	$68,163

SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4. Inventories:
Inventories are carried at the lower of cost or market using the weighted-average cost method for items purchased for resale and the average cost method for manufactured items.
Inventories at September 30, 2007 and June 30, 2007 consisted of the following:

	September 30,	June 30,
	2007	2007
	(Unaudited)
	(In thousands)
Raw materials	$1,918	$1,784
Work in progress	45	114
Finished goods	26,203	30,343

Inventories	$28,166	$32,241

5. Allowance for Doubtful Accounts:
Changes in the Company’s allowance for doubtful accounts for the three months ended September 30, 2007, and the fiscal year ended June 30, 2007, are as follows:

	September 30,	June 30,
	2007	2007
	(Unaudited)
	(In thousands)
Balance at beginning of period	$1,296	$1,496
Provision for uncollectible accounts receivable	271	1,099
Accounts written off, net of recoveries	(195)	(1,299)

Balance at end of period	$1,372	$1,296

SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6. Income Per Share:
The table below outlines the determination of the number of diluted shares of common stock used in the calculation of diluted earnings per share as well as the calculation of diluted earnings per share for the periods presented:

	For the Three Months Ended
	September 30,
	2007	2006
	(Unaudited, in thousands except
	share and per share data)
Determination of diluted number of shares:
Average common shares outstanding	11,589,587	10,229,165
Assumed exercise of dilutive stock options	130,025	140,780
Assumed conversion of subordinated debentures	3,412,969	3,412,969

Diluted average common shares outstanding (b)	15,132,581	13,782,914

Calculation of diluted earnings per share:
Net income	$4,096	$3,295
Add: interest component on assumed conversion of subordinated debentures, net of taxes	552	552

Net income, adjusted (a)	$4,646	$3,847

Diluted earnings per share (a/b)	$0.31	$0.28

For the three months ended September 30, 2007 and 2006, stock options to purchase 201,300 and 476,000 shares, respectively, were excluded in the computations of diluted income per share because their effect was anti-dilutive. $50 million in convertible senior subordinated notes were issued in November 2004. During the three months ended September 30, 2007 and 2006, the assumed conversion of 3,412,969 shares from the convertible senior subordinated notes was dilutive. On July 30, 2007, the Company privately sold 1,830,000 shares of its common stock for $18,300,000 to CBT Holdings, LLC.

SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
7. Intangible Assets:
Intangible assets at September 30, 2007 and June 30, 2007, consisted of the following:

		September 30, 2007			June 30, 2007
		(Unaudited)
	Asset	Gross		Net	Gross		Net
	Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Value	Amortization	Value	Value	Amortization	Value
	(In thousands)
Amortizable intangible assets:

Trademarks	10-15	$343	$205	$138	$343	$199	$144
Non-compete agreements	10	3,200	720	2,480	3,200	640	2,560
Customer relationships	10	3,343	1,293	2,050	3,343	1,200	2,143
Contractual backlog	.25-.50	427	427	—	427	427	—
Customer database	3	660	495	165	660	440	220
Significant contracts	5	327	146	181	327	130	197
License agreements and other	3-10	493	359	134	493	343	150

Total amortizable intangible assets		$8,793	$3,645	$5,148	$8,793	$3,379	$5,414

Non-amortizable intangible assets:

Trademarks		$2,610	—	$2,610	$2,610	—	$2,610

Total non-amortizable intangible assets		$2,610	—	$2,610	$2,610	—	$2,610

Total intangible assets		$11,403	$3,645	$7,758	$11,403	$3,379	$8,024

Goodwill – June 30, 2007		$54,949
Changes in goodwill		—

Goodwill – September 30, 2007		$54,949

SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8. Stockholders’ Equity:
Changes in stockholders’ equity during the three months ended September 30, 2007, were as follows (in thousands):

(In thousands)
Stockholders’ equity at June 30, 2007	$50,536
Issuance of stock for cash	18,147
Stock-based compensation	83
Net income	4,096
Dividends declared	(305)

Stockholders’ equity at September 30, 2007	$72,557

9. Legal proceedings:
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

SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
10. Subsequent Event:
On October 30, 2007, Sport Supply Group, Inc. (the “Company”) entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with Merrill Lynch Business Financial Services Inc. (“MLBFS”), individually and as a lender, as administrative agent, sole book runner and sole lead manager, and Bank of America, N.A., as a lender. The Amended Credit Agreement replaces the Company’s prior Amended and Restated Credit Agreement, dated as of November 13, 2006, by and among the Company, MLBFS and the additional lenders from time to time parties thereto. The Amended Credit Agreement establishes a commitment to provide the Company with a $25.0 million secured revolving credit facility through June 1, 2010 (the “Revolving Facility”). As of October 31, 2007, there were no borrowings under the Amended Credit Agreement.
All borrowings under the Revolving Facility will bear interest at either (a) LIBOR (London Interbank Offered Rate) plus a spread ranging from 0.75% to 1.75%, with the amount of the spread at any time based on the Company’s Senior Leverage Ratio (as defined in the Amended Credit Agreement) on a trailing 12-month basis, or (b) an alternative base rate equal to the MLBFS prime rate plus an additional spread ranging from -0.75% to 0.25%, with the amount of the spread at any time based on the Company’s Senior Leverage Ratio on a trailing 12-month basis.
The Revolving Facility includes covenants that require the Company to maintain certain financial ratios. The Company’s Senior Leverage Ratio on a trailing 12-month basis may not exceed 2.50 to 1.00 at any time and the Company’s Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement) on a trailing 12-month basis must be at least 1.15 to 1.00 at all times. The Revolving Facility also limits the amount the Company can disburse for Capital Expenditures.
 The Revolving Facility is guaranteed by each of the Company’s subsidiaries and is secured by, among other things, a pledge of all of the issued and outstanding shares of stock of each of the Company’s subsidiaries and a first priority perfected security interest on all of the assets of the Company and each of its subsidiaries.
The Revolving Facility contains customary representations, warranties and covenants (affirmative and negative) and the Revolving Facility is subject to customary rights of the lenders and the administrative agent upon the occurrence and during the continuance of an event of default, including, under certain circumstances, the right to accelerate payment of the loans made under the Revolving Facility and the right to charge a default rate of interest on amounts outstanding under the Revolving Facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
Certain statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking as defined in the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations that are subject to risks and uncertainties, including those discussed under the heading “Risk Factors” in our annual report on Form 10-K for the fiscal year ended June 30, 2007 and elsewhere in this quarterly report. As such, actual results may differ materially from expectations as of the date of this filing.
Sport Supply Group, Inc. (“Sport Supply Group,” “we,” “us,” “our,” or the “Company”) is a marketer, manufacturer and distributor of sporting goods equipment, physical education, recreational and leisure products and a marketer and distributor of soft goods, primarily to the institutional market in the United States. The institutional market generally consists of youth sports programs, YMCAs, YWCAs, park and recreational organizations, schools, colleges, churches, government agencies, athletic teams, athletic clubs and dealers. We sell our products directly to our customers primarily through the distribution of our unique, informative catalogs and fliers, our strategically located road sales professionals, our telemarketers, various sales events and the Internet. We offer a broad line of sporting goods and equipment, soft goods and other recreational products, as well as provide after-sale customer service. We currently market approximately 22 thousand sports related equipment products, soft goods and recreational related equipment and products to institutional, retail, Internet, sports teams and other team dealer customers. We market our products through the support of a customer database of over 400 thousand potential customers, our approximately 190 person direct sales force strategically located throughout the Mid-Western and Mid-Atlantic United States, and our call centers located at our headquarters in Farmers Branch, Texas, Corona, California in the Los Angeles basin, and Richmond, Virginia. Our fiscal year ends on June 30 of each year. Accordingly, references in this report to “fiscal 2006,” “fiscal 2007,” and “fiscal 2008” refer to our fiscal years ended or ending, as the case may be, June 30, 2006, 2007 and 2008, respectively.
Recent Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with the FASB’s Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 applies to all tax positions for which the statute of limitations remains open and provides that only tax provisions that meet the more-likely-than-not recognition threshold are recognized. The Company adopted the provisions of FIN 48 on July 1, 2007.  The Company’s federal income tax returns for years June 30, 2004 and subsequent years remain subject to examination.  The Company’s income tax returns in major state income tax jurisdictions remain subject to examination for various periods for years June 30, 2003 and subsequent years. The Company has no reserves for uncertain tax positions and no adjustments were required upon adoption of FIN 48.  Interest and penalties resulting from audits by tax authorities have been immaterial and are included in the provision for income taxes in the consolidated statements of income.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). The provisions of SFAS 157 define fair value, establish a framework for measuring fair value in generally accepted accounting principles, and expand disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company does not believe the adoption of SFAS 157 will have a significant effect on its consolidated financial position, results of operations or cash flows.

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
Discussed below are several significant accounting policies, which require the use of judgment and estimates that may materially affect the consolidated financial statements. The estimates described below are reviewed from time to time and are subject to change if the circumstances so indicate. The effect of any such change is reflected in results of operations for the period in which the change is made.
Inventories. Inventories are valued at the lower of cost or market. Cost is determined using the average cost method for items manufactured by us and the weighted-average cost method for items purchased for resale. We record adjustments to our inventories for estimated obsolescence or diminution in market value equal to the difference between the cost of inventory and the estimated market value, based on market conditions from time to time. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual experience if future economic conditions, levels of customer demand or competitive conditions differ from expectations. Because valuing our inventories at the lower of cost or market requires significant management judgment, we believe the accounting estimate related to our inventories is a “critical accounting estimate.” Management of the Company has discussed this critical accounting estimate with the audit committee of our Board of Directors, and the audit committee has reviewed the Company’s disclosure relating to this estimate in this quarterly report on Form 10-Q.
Allowance for Doubtful Accounts. We evaluate the collectibility of accounts receivable based on a combination of factors. In circumstances where there is knowledge of a specific customer’s inability to meet its financial obligations, a specific allowance is provided to reduce the net receivable to the amount that is reasonably believed to be collectable. For all other customers, allowances are established based on historical bad debts, customer payment patterns and current economic conditions. The establishment of these allowances requires the use of judgment and assumptions regarding the potential for losses on receivable balances. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required resulting in an additional charge to expenses when made. Because estimating our uncollectible accounts requires significant management judgment, we believe the accounting estimate related to our allowance for doubtful accounts is a “critical accounting estimate.” Management of the Company has discussed this critical accounting estimate with the audit committee of our Board of Directors, and the audit committee has reviewed the Company’s disclosure relating to this estimate in this quarterly report on Form 10-Q.

At September 30, 2007, our total allowance for doubtful accounts was approximately $1.4 million, compared to $1.3 million as of June 30, 2007. The allowance for doubtful accounts for the fiscal quarter ended September 30, 2007 remained relatively unchanged as compared to the fiscal year ending June 30, 2007 and accounts receivable days sales outstanding decreased to 53 days at September 30, 2007 from 54 days at June 30, 2007. On an ongoing basis, management continues to assess the quality of accounts receivable. See Note 5 in Notes to Condensed Consolidated Financial Statements.
Goodwill, Intangibles and Long-lived Assets. We assess the recoverability of the carrying value of goodwill, intangibles and long-lived assets periodically. If circumstances suggest that long-lived assets may be impaired, and a review indicates the carrying value will not be recoverable, the carrying value is reduced to its estimated fair value. As of September 30, 2007, the balance sheet includes approximately $62.7 million of goodwill and intangible assets, net, $10.8 million of fixed assets, net, and $2.0 million of deferred debt issuance costs, net. The Company has concluded that no impairment exists. Because estimating the recoverability of the carrying value of long-lived assets requires significant management judgment and our use of different estimates that we reasonably could have used would have an impact on our reported net long-lived assets, we believe the accounting estimates related to our impairment testing are “critical accounting estimates.” Management of the Company has discussed this critical accounting estimate with the audit committee of our Board of Directors, and the audit committee has reviewed the Company’s disclosure relating to this estimate in this quarterly report on Form 10-Q.
Consolidated Results of Operations
The following table compares selected financial data from the Condensed Consolidated Statements of Income for the three months ended September 30, 2007 and 2006:

	For the Three Months
	Ended September 30,		Increase (decrease)
	2007	2006	$	%
(dollars in thousands, except per share amounts)
Net sales	$70,374	$68,163	$2,211	3.2%
Gross profit	25,628	24,063	1,565	6.5%
Operating profit	7,685	7,260	425	5.9%
Net income	4,096	3,295	801	24.3%
Earnings per share – basic	$0.35	$0.32	$0.03	9.4%

Earnings per share – diluted	$0.31	$0.28	$0.03	10.7%

Expressed as a percentage of net sales:
Gross profit margin	36.4%	35.3%
Selling, general and administrative expenses	25.5%	24.7%
Operating profit	10.9%	10.7%
Acquisitions Since July 1, 2006 and Related Developments
On November 13, 2006, the Company announced it had completed an acquisition of the remaining 26.8% of the capital stock of Sport Supply Group, Inc. (“Old SSG”) that it did not already own for approximately $24.9 million (the “Merger Transaction”). Under the terms of the Merger Transaction, a wholly-owned subsidiary of the Company was merged with and into Old SSG, with Old SSG as the surviving corporation. Each issued and outstanding share of Old SSG’s common stock was converted into the right to receive $8.80 in cash.

The Company acquired Old SSG after considering the historic levels of earnings achieved by the acquired company. The consideration paid was agreed upon after the Company determined the potential impact on future earnings of the integrated companies.
The goodwill acquired by the Company in connection with the acquisition of Old SSG, which was an acquisition of stock, is not deductible for income tax purposes. The pro forma operating results of the Company as if the acquisition of 100% of Old SSG had occurred on July 1, 2005 are not materially different for the periods presented than the actual results and, therefore, pro forma results have been omitted.
Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
Net Sales. Net sales for the fiscal quarter ended September 30, 2007 totaled $70.4 million compared to $68.2 million for the fiscal quarter ended September 30, 2006, an increase of $2.2 million, or 3.2%. The increase in net sales was primarily attributable to an increase in sales of the Company’s team dealer group through its road sales force of $1.4 million and an increase in catalog and consumer direct Internet sales of $822 thousand.
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
Gross Profit. Gross profit for the fiscal quarter ended September 30, 2007 increased $1.6 million to $25.6 million, or 36.4% of net sales, compared with $24.1 million, or 35.3% of net sales for the fiscal quarter ended September 30, 2006. The $1.6 million increase in gross profit is primarily due to a combination of an increase in sales volume, as well as a shift toward a more profitable product mix.
The acquisition and manufacturing costs of inventory, the cost of shipping and handling (freight costs) and any decrease in the value of inventory due to obsolescence or lower of cost or market adjustments is included in the determination of total cost of sales. Total cost of sales for the fiscal quarter ended September 30, 2007 was $44.7 million, or 63.5% of net sales, compared to $44.1 million, or 64.7% of net sales for the fiscal quarter ended September 30, 2006. Total cost of sales for the fiscal quarter ended September 30, 2007 consisted of $38.9 million for the purchase of our inventory, $4.7 million in freight costs, $316 thousand for the write-off of obsolete or damaged inventory and $846 thousand for labor and overhead costs associated with the products we manufacture.
We continue to direct a selection of our traditional catalog customers to our road sales professionals. We believe these efforts have contributed to the growth in our net sales volume and anticipate this trend will continue in future periods as our road sales professionals continue to expand the number of face-to-face sales calls to our traditional institutional customers.

Selling, General and Administrative Expense. Selling, general and administrative (“SG&A”) expenses for the fiscal quarter ended September 30, 2007 were $17.9 million, or 25.5% of net sales, compared with $16.8 million, or 24.7% of net sales for the fiscal quarter ended September 30, 2006. During the fiscal quarter ended September 30, 2007, SG&A expenses primarily consisted of the following:
•	personnel and group insurance related expenses of approximately $10.1 million;

•	advertising and catalog production expenses of approximately $1.6 million;

•	depreciation and amortization of approximately $873 thousand;

•	legal and accounting fees of approximately $865 thousand;

•	rent expense of approximately $674 thousand;

•	computer services and supplies of approximately $478 thousand;

•	travel expenses of approximately $460 thousand;

•	bank charges of approximately $325 thousand;

•	bad debt expenses of approximately $271 thousand; and

•	general insurance related expenses of approximately $256 thousand.
The $1.1 million increase in SG&A expenses we experienced during the fiscal quarter ended September 30, 2007 compared to the fiscal quarter ended September 30, 2006 was primarily attributable to an increase in personnel related expenses, including variable commission cost, of $478 thousand to support sales growth, an increase in legal and accounting fees of $447 thousand related to the Company’s year-end audit of its financial statements and internal controls and the preparation of the Company’s annual meeting materials, including its proxy statement, and an increase in advertising expenses of $202 thousand to support sales growth, offset by a decrease of $144 thousand in computer services and supplies.
Operating Profit. Operating profit for the fiscal quarter ended September 30, 2007 increased to $7.7 million, or 10.9% of net sales, compared to operating profit of $7.3 million, or 10.7% of net sales for the fiscal quarter ended September 30, 2006. The increase in operating profit was primarily attributable to the increase in net sales and gross profit, which was partially offset by the increase in SG&A expenses during the period.
Interest Expense. Interest expense for both fiscal quarters ended September 30, 2007 and 2006 was $1.2 million. Although the Company had significantly decreased its borrowings under the Company’s revolving credit facility by the end of the fiscal quarter ended September 30, 2007, the Company had increased borrowings at the beginning of the fiscal quarter compared to the fiscal quarter ended September 30, 2006. This caused interest to remain constant between the comparative periods.
Minority Interest. Minority interest of $503 thousand for the fiscal quarter ended September 30, 2006 reflects income attributable to the prior minority ownership in Old SSG.

Income Taxes. Income tax expense for the fiscal quarter ended September 30, 2007 was $2.5 million, which is approximately 38.0% of our income before income taxes, compared to $2.3 million, which was approximately 37.8% of our income before income taxes for the fiscal quarter ended September 30, 2006. The increase in income tax expense was primarily attributable to the increase in operating profits before tax during the period.
Net Income. Net income for the fiscal quarter ended September 30, 2007 increased to $4.1 million, or 5.8% of net sales, compared to net income of $3.3 million, or 4.8% of net sales for the fiscal quarter ended September 30, 2006.
Liquidity and Capital Resources
Liquidity
The decrease in cash for the three months ended September 30, 2007, compared to June 30, 2007, was primarily attributable to the subsequent repayment of funds borrowed to consummate the Merger Transaction.
Operating Activities. Net cash flows from operating activities during the fiscal quarter ended September 30, 2007 provided approximately $5.6 million in cash compared to approximately $2.5 million of cash during the fiscal quarter ended September 30, 2006. The cash flows from operating activities during the fiscal quarter ended September 30, 2007 resulted primarily from net income, which represents our principal source of cash flows.
Increases in operating cash flows during the fiscal quarter ended September 30, 2007 compared to operating cash flows during the fiscal quarter ended September 30, 2006, were attributable to:
•
an increase in accounts payable of $6.9 million during the fiscal quarter ended September 30, 2007, compared to a $4.9 million increase in accounts payable during the fiscal quarter ended September 30, 2006, which is attributable to the increase in net sales and the resulting purchase of inventory and drop ship items as well as the increase in selling, general and administrative expenses;

•
a decrease in inventories of $4.1 million during the fiscal quarter ended September 30, 2007, compared to a $1.1 million decrease in inventories during the fiscal quarter ended September 30, 2006, which is attributable to the increase in net sales, improved inventory management in our catalog and team dealer operations, and the ongoing consolidation of inventories and manufacturing operations following the consummation of the Merger Transaction; and

•
a decrease in deferred taxes of $1.9 million during the fiscal quarter ended September 30, 2007, compared to a $525 thousand decrease in deferred taxes during the fiscal quarter ended September 30, 2006, which is due primarily to the utilization of the net operating loss carryforwards.

Increases in operating cash flows were partially offset by an increase in accounts receivable of $14.0 million during the fiscal quarter ended September 30, 2007, compared to a $10.1 million increase in accounts receivable during the fiscal quarter ended September 30, 2006.

During the fiscal quarter ended September 30, 2007, we continued integrating the operations of Old SSG with those of the Company. In that regard, the Company plans to continue its efforts to consolidate its Farmers Branch, Texas distribution, warehouse and assembly facilities. The Company anticipates completing this project in large part by December 31, 2007. A by-product of consolidating our Farmers Branch, Texas facilities will be a reduction in the number of like SKUs we currently carry, which we anticipate will reduce our inventory levels and corresponding carrying costs, as well as improve inventory turns. In addition, as we combine some of our catalog brands and divisions, we intend to reduce the number of paper catalogs we distribute by as much as twenty-five percent and rely more heavily on our CRM-driven telesales and road sales professionals to grow our net sales. We believe these integration efforts will enhance our cash flows in future periods.
Investing Activities. Net cash used in investing activities during the three months ended September 30, 2007, was $722 thousand, compared to $416 thousand of cash used in investing activities during the three months ended September 30, 2006. Purchases of property and equipment during the three months ended September 30, 2007 were $722 thousand. Property and equipment purchased during the three months ended September 30, 2007 consisted primarily of computer equipment and software. The Company estimates it will spend approximately $400 thousand in additional funds for capital expenditures in fiscal 2008 primarily related to the integration of the catalog operations to a single IT platform. Although we continue to incur expenditures for this integration project, the Company substantially completed the integration project on June 30, 2007.
Financing Activities. Net cash used in financing activities during the three months ended September 30, 2007, was $6.8 million, compared to net cash provided by financing activities of $1.7 million during the three months ended September 30, 2006. The net decrease in cash used in financing activities during the three months ended September 30, 2007 was due to:
•	payments on notes payable and the Company’s revolving line of credit and term loan of $25.0 million.
Decreases in cash used in financing activities were partially offset by:
•	proceeds from the issuance of common stock of approximately $18.1 million.
Current assets as of September 30, 2007 were approximately $84.8 million and current liabilities were approximately $34.8 million, thereby providing the Company with working capital of approximately $50 million.
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
On November 13, 2006, the Company entered into the Senior Credit Agreement with MLBFS to fund the Company’s acquisition of the remaining 26.8% of the capital stock of Old SSG that it did not already own for approximately $24.9 million, and to provide on-going financing for working capital, capital expenditures and other general corporate purposes of the Company and its subsidiaries. The Senior Credit Agreement replaced the Company’s June 29, 2006 Credit Agreement with Merrill Lynch Capital, a division of MLBFS. The Senior Credit Agreement establishes a commitment to the Company to provide up to $55.0 million in the aggregate of loans and other financial accommodations consisting of (a) a thirty-month senior secured loan in the aggregate principal amount of $20.0 million (the “Term Loan”) and (b) a thirty-month secured revolving credit facility in an aggregate principal amount of $35.0 million (the “Revolving Facility” and, together with the Term Loan, the “Senior Credit Facility”). The Senior Credit Facility includes a sub-limit of up to an aggregate amount of $4.0 million in letters of credit.
Total availability under the Senior Credit Facility is determined by a borrowing formula based on eligible trade receivables and inventories that provides for borrowings against up to 85% of the Company’s eligible trade receivables and 50% of the Company’s eligible inventories, not to exceed in the aggregate the total availability under the Senior Credit Facility. As of September 30, 2007, the Company had $0 outstanding under the Term Loan and $0 outstanding under the Revolving Facility, thereby leaving the Company with approximately $35 million of availability under the terms of the borrowing base formula of the Senior Credit Facility.
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

The Senior Credit Facility includes covenants that require the Company to maintain certain financial ratios. The Company’s Senior Leverage Ratio on a trailing 12-month basis may not exceed 2.75 to 1.00 at March 31, 2007, 2.50 to 1.00 at June 30, 2007, 2.25 to 1.00 at September 30 and December 31, 2007 and March 31, 2008, and 2.00 to 1.00 at June 30, 2008 and the last day of each calendar quarter thereafter. The Company’s ratio of EBITDA to the sum of the Company’s fixed charges (interest expense, taxes, cash dividends and scheduled principal payments) on a trailing 12-month basis (the “Fixed Charge Coverage Ratio”) must be at least 1.15 to 1.00 through June 30, 2008, and 1.20 to 1.00 at all times thereafter. At September 30, 2007, the Company was in compliance with all of its financial covenants under the Senior Credit Facility.
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
On June 30, 2007, the Company entered into a letter agreement (the “Letter Agreement”) with MLBFS. The Letter Agreement amended the Company’s Amended and Restated Credit Agreement, dated as of November 13, 2006, to (i) modify the delivery deadlines for certain reports, certificates and information, (ii) modify provisions related to the Company’s Fixed Charge Coverage Ratio and permitted capital expenditures, (iii) reflect the change of the Company’s name to Sport Supply Group, Inc., and (iv) provide MLBFS’s consent to the Merger Transactions.
On October 30, 2007, the Company entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with MLBFS, individually and as a lender, as administrative agent, sole book runner and sole lead manager, and Bank of America, N.A., as a lender. See “Subsequent Events.”
On July 26, 2007, the Company entered into a purchase agreement (the “Purchase Agreement”) with CBT Holdings, LLC (the “Purchaser”) whereby the Company privately sold 1,830,000 shares (the “Shares”) of its common stock for $18,300,000. The transaction was consummated on July 30, 2007. The Company used the proceeds from the private placement for the prepayment of outstanding indebtedness under the Senior Credit Facility and the payment of out-of-pocket costs and expenses incurred in connection with the private placement.
Pursuant to the Purchase Agreement, the Company agreed to file a registration statement on Form S-3, registering the Shares for resale, and would have been subject to certain penalties if the registration statement was not declared effective within 270 days of July 30, 2007. The registration statement was declared effective on October 18, 2007. Also pursuant to the Purchase Agreement, the Company will be subject to certain penalties if the registration statement is unavailable under certain conditions.

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
On July 26, 2004, the Company issued promissory notes to the former stockholders of Dixie in the aggregate amount of $500 thousand. Payments of principal are paid monthly and interest accrues at the rate of 4% per annum on any past due principal amount of the notes. The notes mature on July 31, 2009. Principal payments made in the fiscal quarter ended September 30, 2007 were $24.3 thousand and the remaining principal payments of $178 thousand are due through the fiscal year ending June 30, 2010.
Long-Term Financial Obligations and Other Commercial Commitments
The following table summarizes the outstanding borrowings and long-term contractual obligations of the Company at September 30, 2007, and the effects such obligations are expected to have on liquidity and cash flows in future periods.

	Payments Due by Period
		Less than			After
Contractual Obligations	Total	1 year	1 – 3 years	3 – 5 years	5 years
	(In thousands)

Long-term debt, including current portion	$50,259	$108	$50,151	$—	$—
Operating leases	7,494	2,911	4,180	403	—
Interest expense on long-term debt	7,399	3,000	4,399	—	—

Total contractual cash obligations	$65,152	$6,019	$58,730	$403	$—

Long-Term Debt and Advances Under Credit Facilities. As of September 30, 2007, we had outstanding $50 million in Notes. We maintain the Senior Credit Facility with MLBFS. Outstanding advances under the Senior Credit Facility totaled $0 as of September 30, 2007. Promissory notes to former stockholders of Dixie and other long-term obligations were approximately $178 thousand.
We believe the Company’s borrowings under the Senior Credit Facility, cash on hand and cash flows from operations will satisfy its respective short-term and long-term liquidity requirements. The maturity date on our Notes is November 2009. In the absence of these notes converting into shares of the Company’s common stock, it is our intent to pay off as much of the debt as possible with cash flows from operations and refinance the remaining balance with additional bank debt or the sale of debt or equity securities. There can be no assurance that a refinancing will be available or that, if available, such refinancing will be available on acceptable terms.
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

Off-Balance Sheet Arrangements. We do not utilize off-balance sheet financing arrangements. We do, however, finance the use of certain facilities, office and computer equipment, and automobiles under various non-cancellable operating lease agreements. At September 30, 2007, the total future minimum lease payments under various operating leases we are a party to totaled approximately $7.5 million and, as indicated in the table above, are payable through fiscal 2012.
Subsequent Events
On October 30, 2007, the Company entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with MLBFS, individually and as a lender, as administrative agent, sole book runner and sole lead manager, and Bank of America, N.A., as a lender. The Amended Credit Agreement replaces the Company’s prior Amended and Restated Credit Agreement, dated as of November 13, 2006, by and among the Company, MLBFS and the additional lenders from time to time parties thereto. The Amended Credit Agreement establishes a commitment to provide the Company with a $25.0 million secured revolving credit facility through June 1, 2010 (the “Revolving Facility”).
All borrowings under the Revolving Facility will bear interest at either (a) LIBOR (London Interbank Offered Rate) plus a spread ranging from 0.75% to 1.75%, with the amount of the spread at any time based on the Company’s Senior Leverage Ratio (as defined in the Amended Credit Agreement) on a trailing 12-month basis, or (b) an alternative base rate equal to the MLBFS prime rate plus an additional spread ranging from -0.75% to 0.25%, with the amount of the spread at any time based on the Company’s Senior Leverage Ratio on a trailing 12-month basis.
The Revolving Facility includes covenants that require the Company to maintain certain financial ratios. The Company’s Senior Leverage Ratio on a trailing 12-month basis may not exceed 2.50 to 1.00 at any time and the Company’s Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement) on a trailing 12-month basis must be at least 1.15 to 1.00 at all times. The Revolving Facility also limits the amount the Company can disburse for Capital Expenditures.
The Revolving Facility is guaranteed by each of the Company’s subsidiaries and is secured by, among other things, a pledge of all of the issued and outstanding shares of stock of each of the Company’s subsidiaries and a first priority perfected security interest on all of the assets of the Company and each of its subsidiaries.
The Revolving Facility contains customary representations, warranties and covenants (affirmative and negative) and the Revolving Facility is subject to customary rights of the lenders and the administrative agent upon the occurrence and during the continuance of an event of default, including, under certain circumstances, the right to accelerate payment of the loans made under the Revolving Facility and the right to charge a default rate of interest on amounts outstanding under the Revolving Facility.
Statement Regarding Forward-Looking Disclosure
This quarterly report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if never materialize or are proven incorrect, could cause the results of Sport Supply Group and its consolidated subsidiaries to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of net sales, gross profit margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include Sport Supply Group’s ability to integrate acquired businesses, global economic conditions, product demand, financial market performance and other risks that are described herein, as well as those items described from time to time in Sport Supply Group’s SEC reports, including Sport Supply Group’s annual report on Form 10-K for the fiscal year ended June 30, 2007. Sport Supply Group cautions that the foregoing list of important factors is not all encompassing. Any forward-looking statements included in this report are made as of the date of filing of this report with the SEC, and we assume no obligation and do not intend to update these forward-looking statements.

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
As of September 30, 2007, Sport Supply Group had $50 million in principal amount of fixed rate debt represented by the Notes and $0 of variable rate debt represented by borrowings under the Senior Credit Facility. Based on the balance outstanding under the variable rate facilities as of September 30, 2007, an immediate change of one percentage point in the applicable interest rate would have caused an increase or decrease in interest expense of $0 on an annual basis. At September 30, 2007, up to $35 million of variable rate borrowings were available under the Revolving Facility. We may use derivative financial instruments, where appropriate, to manage our interest rate risks. However, as a matter of policy, Sport Supply Group does not enter into derivative or other financial investments for trading or speculative purposes. At September 30, 2007, Sport Supply Group had no such derivative financial instruments outstanding.
Foreign Currency and Derivatives. We do not use derivative financial instruments to manage foreign currency risk related to the procurement of merchandise inventories from foreign sources and we do not earn income denominated in foreign currencies. We recognize all of our revenue and pay all of our obligations in U.S. dollars.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in §240.13a–15(e) or §240.15d–15(e) of the General Rules and Regulations of the Securities Exchange Act of 1934, as amended (the “1934 Act”)) as of the end of the period covered by this quarterly report. Based on that evaluation, management, including the CEO and CFO, has concluded that, as of September 30, 2007, the Company’s disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting. Sport Supply Group’s management, with the participation of Sport Supply Group’s CEO and CFO, has evaluated whether any change in Sport Supply Group’s internal control over financial reporting occurred during the first quarter of fiscal 2008. During fiscal 2007, the Company undertook a nexus study to determine if the Company’s acquisition activity over the last several years had an effect on the Company’s nexus regarding the collection and remittance of sales taxes in various states. The result of the study revealed the Company may have nexus for states in which certain entities had not previously collected or remitted sales tax. The Company has addressed the issue by implementing new sales tax software which will allow the Company to charge sales taxes to all applicable customers, taking steps to ensure customers have applicable sales tax exemption certificates on file with the Company, and by consulting with outside firms to identify potential exposure and comply with respective state laws related to sales taxes. Based on its evaluation, management, including the CEO and CFO, has concluded that there has been no change, other than described above, in Sport Supply Group’s internal control over financial reporting during the first quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
As previously disclosed in its current reports on Form 8-K filed with the SEC on July 26, 2007 and July 30, 2007 and elsewhere in this quarterly report on Form 10-Q, on July 26, 2007, the Company entered into a purchase agreement (the “Purchase Agreement”) with CBT Holdings, LLC (the “Purchaser”) whereby on July 30, 2007, the Company sold 1,830,000 shares (the “Shares”) of its common stock for $18,300,000 in a private placement transaction made in reliance upon the exemption from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended (the “Securities Act”). The Purchaser is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act. The Company used the proceeds from the private placement for the prepayment of outstanding indebtedness under the Company’s senior secured credit facility and the payment of out-of-pocket costs and expenses incurred in connection with the private placement.
Pursuant to the Purchase Agreement, the Company agreed to file a registration statement on Form S-3, registering the Shares for resale, and would have been subject to certain penalties if the registration statement was not declared effective within 270 days of July 30, 2007. The registration statement was declared effective on October 18, 2007. Also pursuant to the Purchase Agreement, the Company will be subject to certain penalties if the registration statement is unavailable under certain conditions.

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

Item 6. Exhibits.
A.      Exhibits. The following exhibits are filed as part of this report:

Exhibit
Number	Description
3.1	Certificate of Incorporation of the Registrant.	Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed on September 9, 1999.

3.2	By-Laws of the Registrant.	Exhibit 2 to the Registrant’s Registration Statement on Form 8-A filed on September 9, 1999.

3.3	Certificate of Amendment to Certificate of Incorporation of Collegiate Pacific Inc.	Exhibit 3.10 to the Registrant’s Registration Statement on Form SB-2 (No. 333-34294) originally filed on April 7, 2000.

3.4	Amendment to the Bylaws of Collegiate Pacific Inc.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 14, 2007.

3.5	Amendment to Certificate of Incorporation of Collegiate Pacific Inc.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2007.

3.6	Amendment to the Bylaws of Collegiate Pacific Inc.	Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on July 2, 2007.

4.1	Specimen Certificate of Common Stock, $0.01 par value, of Sport Supply Group, Inc.	Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed on September 13, 2007.

4.2	Indenture, dated as of November 26, 2004, by and between Collegiate Pacific Inc. and The Bank of New York Trust Company N.A., as Trustee.	Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on November 29, 2004.

4.3	Form of 5.75% Convertible Senior Subordinated Note Due 2009 (included in Section 2.2 of Exhibit 4.2 to this report).	Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on November 29, 2004.

10.1	Third Amendment to Lease, dated as of September 6, 2007, by and between Collegiate Pacific Inc. and The Realty Associates Fund VI, L.P.	Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed on September 13, 2007.

10.2	Purchase Agreement, dated as of July 26, 2007, by and between Sport Supply Group, Inc. and CBT Holdings, LLC.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 31, 2007.

10.3	Form of Nonstatutory Stock Option Agreement under the Sport Supply Group, Inc. 2007 Stock Option Plan.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 4, 2007.

10.4	Form of Incentive Stock Option Agreement under the Sport Supply Group, Inc. 2007 Stock Option Plan.	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 4, 2007.

Exhibit
Number	Description
10.5	Amended and Restated Credit Agreement, dated October 30, 2007, by and among Sport Supply Group, Inc., the financial institutions or other entities from time to time parties thereto, each as a Lender, and Merrill Lynch Business Financial Services Inc., individually as a Lender, as Administrative Agent, Sole Bookrunner and Sole Lead Manager.*

31.1	Certification of Adam Blumenfeld pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of John Pitts pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Adam Blumenfeld and John Pitts pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.
SPORT SUPPLY GROUP, INC.

Dated: October 31, 2007	/s/ Adam Blumenfeld
Adam Blumenfeld, Chief Executive Officer

/s/ John Pitts
John Pitts, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
The following exhibits are filed as part of this report:

Exhibit
Number	Description
3.1	Certificate of Incorporation of the Registrant.	Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed on September 9, 1999.

3.2	By-Laws of the Registrant.	Exhibit 2 to the Registrant’s Registration Statement on Form 8-A filed on September 9, 1999.

3.3	Certificate of Amendment to Certificate of Incorporation of Collegiate Pacific Inc.	Exhibit 3.10 to the Registrant’s Registration Statement on Form SB-2 (No. 333-34294) originally filed on April 7, 2000.

3.4	Amendment to the Bylaws of Collegiate Pacific Inc.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 14, 2007.

3.5	Amendment to Certificate of Incorporation of Collegiate Pacific Inc.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2007.

3.6	Amendment to the Bylaws of Collegiate Pacific Inc.	Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on July 2, 2007.

4.1	Specimen Certificate of Common Stock, $0.01 par value, of Sport Supply Group, Inc.	Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed on September 13, 2007.

4.2	Indenture, dated as of November 26, 2004, by and between Collegiate Pacific Inc. and The Bank of New York Trust Company N.A., as Trustee.	Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on November 29, 2004.

4.3	Form of 5.75% Convertible Senior Subordinated Note Due 2009 (included in Section 2.2 of Exhibit 4.2 to this report).	Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on November 29, 2004.

10.1	Third Amendment to Lease, dated as of September 6, 2007, by and between Collegiate Pacific Inc. and The Realty Associates Fund VI, L.P.	Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed on September 13, 2007.

10.2	Purchase Agreement, dated as of July 26, 2007, by and between Sport Supply Group, Inc. and CBT Holdings, LLC.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 31, 2007.

10.3	Form of Nonstatutory Stock Option Agreement under the Sport Supply Group, Inc. 2007 Stock Option Plan.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 4, 2007.

Exhibit
Number	Description
10.4	Form of Incentive Stock Option Agreement under the Sport Supply Group, Inc. 2007 Stock Option Plan.	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 4, 2007.

10.5	Amended and Restated Credit Agreement, dated October 30, 2007, by and among Sport Supply Group, Inc., the financial institutions or other entities from time to time parties thereto, each as a Lender, and Merrill Lynch Business Financial Services Inc., individually as a Lender, as Administrative Agent, Sole Bookrunner and Sole Lead Manager.*

31.1	Certification of Adam Blumenfeld pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of John Pitts pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Adam Blumenfeld and John Pitts pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith

**	Furnished herewith