Form 10-Q
period 2007-12-31
SPORT SUPPLY GROUP, INC.
filed 2008-01-30
CIK 828747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2007

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
Yes ☐     No ☑
As of January 28, 2007, there were 12,267,760 shares of the issuer’s common stock outstanding.

SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,	June 30,
	2007	2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,035	$5,670
Accounts receivable, net of allowance for doubtful accounts of $1,497 and $1,296, respectively	35,816	31,154
Inventories	31,776	32,241
Current portion of deferred income taxes	4,159	3,790
Prepaid income taxes	365	3,208
Prepaid expenses and other current assets	1,231	1,380

Total current assets	83,382	77,443
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $6,266 and $4,986, respectively	10,718	10,678
DEFERRED DEBT ISSUANCE COSTS, net of accumulated amortization of $2,531 and $2,035, respectively	1,831	2,309
INTANGIBLE ASSETS, net of accumulated amortization of $3,912 and $3,379, respectively	7,491	8,024
GOODWILL	54,949	54,949
DEFERRED INCOME TAXES	—	3,045
OTHER ASSETS, net	127	144

Total assets	$158,498	$156,592

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$18,961	$16,167
Accrued liabilities	11,917	10,318
Dividends payable	307	259
Accrued interest	240	291
Current portion of long-term debt	108	3,608
Deferred income tax liability	—	129

Total current liabilities	31,533	30,772
DEFERRED INCOME TAX LIABILITY	3,391	3,898
NOTES PAYABLE AND OTHER LONG-TERM DEBT	50,121	71,386
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 12,371,686 and 10,440,586 shares issued and 12,285,660 and 10,354,560 shares outstanding, respectively	124	104
Additional paid-in capital	63,238	44,276
Retained earnings	10,748	6,813
Treasury stock at cost, 86,026 shares	(657)	(657)

Total stockholders’ equity	73,453	50,536

Total liabilities and stockholders’ equity	$158,498	$156,592

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Net sales	$54,089	$49,384	$124,463	$117,547
Cost of sales	34,816	32,009	79,562	76,109

Gross profit	19,273	17,375	44,901	41,438

Selling, general and administrative expenses	17,635	17,250	35,578	34,053

Operating profit	1,638	125	9,323	7,385

Other income (expense):
Interest income	70	67	157	114
Interest expense	(964)	(1,483)	(2,180)	(2,717)
Other income (expense)	(15)	55	35	92

Total other expense	(909)	(1,361)	(1,988)	(2,511)

Income (loss) before minority interest in income of consolidated subsidiary and income taxes	729	(1,236)	7,335	4,874

Income tax provision (benefit)	277	(393)	2,787	1,919

Minority interest in income of consolidated subsidiary, net of tax	—	28	—	531

Net income (loss)	$452	$(871)	$4,548	$2,424

Weighted average number of shares outstanding:
Basic	12,242,845	10,230,428	11,916,216	10,229,796

Diluted	12,347,175	10,230,428	15,446,363	10,382,510

Net income (loss) per common share – basic	$0.04	$(0.09)	$0.38	$0.24

Net income (loss) per common share – diluted	$0.04	$(0.09)	$0.37	$0.23

Dividends declared per common share	$0.025	$0.025	$0.05	$0.05

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,548	$2,424
Adjustments to reconcile net income to cash provided by operating activities:
Provision for uncollectible accounts receivable	486	999
Depreciation and amortization	1,850	1,659
Amortization of deferred debt issuance costs	496	451
Deferred taxes	2,040	501
Stock-based compensation expense	218	—
Minority interest in consolidated subsidiary	—	531
Changes in operating assets and liabilities:
Accounts receivable	(5,148)	(1,832)
Inventories	465	(2,887)
Prepaid income taxes	2,843	539
Prepaid expenses and other current assets	149	(819)
Other assets, net	17	(329)
Accounts payable	2,794	3,533
Accrued liabilities and accrued interest	1,548	945

Net cash provided by operating activities:	12,306	5,715

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,358)	(895)
Cash used in business acquisitions	—	(24,902)

Net cash used in investing activities:	(1,358)	(25,797)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred debt issuance cost	(18)	—
Proceeds from bank line of credit	1,015	33,263
Payments on notes payable and line of credit	(25,780)	(12,110)
Payment of dividends	(564)	(512)
Proceeds from issuance of common stock	18,764	37

Net cash provided by (used in) financing activities:	(6,583)	20,678

Net change in cash and cash equivalents	4,365	596
Cash and cash equivalents, beginning of year	5,670	4,079

Cash and cash equivalents, end of period	$10,035	$4,675

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,971	$2,238

Cash paid (refunded) for income taxes	$(1,595)	$835

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
2. Recent Accounting Pronouncements:
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

SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In December 2007, the FASB issued SFAS 141(R), Business Combinations (“SFAS 141R”). SFAS 141R replaces SFAS 141, Business Combinations (“SFAS 141”).  SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R will apply prospectively to business combinations for which the acquisition date is on or after the Company’s fiscal year beginning July 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS 141R will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after June 30, 2009.
In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”).  SFAS 160 amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company has not yet determined the impact, if any, that SFAS 160 will have on its consolidated financial statements. SFAS 160 is effective for the Company’s fiscal year beginning July 1, 2009.
3. Business Combinations:
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
The goodwill acquired by the Company in connection with the acquisition of Old SSG, which was an acquisition of stock, is not deductible for income tax purposes. The pro forma operating results of the Company as if the acquisition of 100% of Old SSG had occurred on July 1, 2006 are not materially different for the periods presented than the actual results and, therefore, pro forma results have been omitted.
4. Net Sales:
The Company’s net sales to external customers are attributable to sales of sporting goods equipment and soft goods through the Company’s catalog and team dealer divisions. The following table details the Company’s consolidated net sales by these divisions for the three and six months ended December 31, 2007 and 2006:

SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
	(Unaudited, in thousands)
Catalog	$27,291	$25,197	$64,592	$61,675
Team Dealer	26,798	24,187	59,871	55,872

Net sales	$54,089	$49,384	$124,463	$117,547

5. Inventories:
Inventories are carried at the lower of cost or market using the weighted-average cost method for items purchased for resale and the average cost method for manufactured items.
Inventories at December 31, 2007 and June 30, 2007 consisted of the following:

	December 31,	June 30,
	2007	2007
	(Unaudited)
	(In thousands)
Raw materials	$2,411	$1,784
Work in progress	84	114
Finished goods	29,281	30,343

Inventories	$31,776	$32,241

6. Allowance for Doubtful Accounts:
Changes in the Company’s allowance for doubtful accounts for the six months ended December 31, 2007 and the fiscal year ended June 30, 2007, are as follows:

	December 31,	June 30,
	2007	2007
	(Unaudited)
	(In thousands)
Balance at beginning of period	$1,296	$1,496
Provision for uncollectible accounts receivable	486	1,099
Accounts written off, net of recoveries	(285)	(1,299)

Balance at end of period	$1,497	$1,296

SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
7. Income (Loss) Per Share:
The table below outlines the determination of the number of diluted shares of common stock used in the calculation of diluted earnings per share as well as the calculation of diluted earnings per share for the periods presented:

	For the Three Months		For the Six Months
	Ended		Ended
	December 31,		December 31,
	2007	2006	2007	2006
	(In thousands except share and per share data)
Determination of diluted number of shares:
Average common shares outstanding	12,242,845	10,230,428	11,916,216	10,229,796
Assumed exercise of dilutive stock options	104,330	—	117,178	152,714
Assumed conversion of subordinated Debentures	—	—	3,412,969	—

Diluted average common shares outstanding (b)	12,347,175	10,230,428	15,446,363	10,382,510

Calculation of diluted earnings per share:
Net income (loss)	$452	$(871)	$4,548	$2,424
Add: interest component on assumed conversion of subordinated debentures, net of taxes	—	—	1,103	—

Net income (loss), adjusted (a)	$452	$(871)	$5,651	$2,424

Diluted earnings (loss) per share (a/b)	$0.04	$(0.09)	$0.37	$0.23

For the three months ended December 31, 2007 and 2006, stock options to purchase 716,400 and 217,000 shares, respectively, and for the six months ended December 31, 2007 and 2006, stock options to purchase 458,850 and 346,500 shares, respectively, were excluded in the computations of diluted income per share because their effect was anti-dilutive. $50 million in convertible senior subordinated notes were issued in November 2004. During the three months ended December 31, 2007 and 2006 and the six months ended December 31, 2006, the assumed conversion of 3,412,969 shares from the convertible senior subordinated notes was anti-dilutive. During the six months ended December 31, 2007 the assumed conversion of 3,412,969 shares from the convertible senior subordinated notes was dilutive and is included in the calculation above. On July 30, 2007, the Company privately sold 1,830,000 shares of its common stock for $18,300,000 to CBT Holdings, LLC.

SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8. Intangible Assets:
Intangible assets at December 31, 2007 and June 30, 2007, consisted of the following:

		December 31, 2007			June 30, 2007
			(Unaudited)
	Asset	Gross		Net	Gross		Net
	Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Value	Amortization	Value	Value	Amortization	Value
	(In thousands)
Amortizable intangible assets:

Trademarks	10-15	$343	$210	$133	$343	$199	$144
Non-compete agreements	10	3,200	800	2,400	3,200	640	2,560
Customer relationships	10	3,343	1,387	1,956	3,343	1,200	2,143
Contractual backlog	.25-.50	427	427	—	427	427	—
Customer database	3	660	550	110	660	440	220
Significant contracts	5	327	163	164	327	130	197
License agreements and other	3-10	493	375	118	493	343	150

Total amortizable intangible assets		$8,793	$3,912	$4,881	$8,793	$3,379	$5,414

Non-amortizable intangible assets:

Trademarks		$2,610	—	$2,610	$2,610	—	$2,610

Total non-amortizable intangible assets		$2,610	—	$2,610	$2,610	—	$2,610

Total intangible assets		$11,403	$3,912	$7,491	$11,403	$3,379	$8,024

Goodwill – June 30, 2007		$54,949
Changes in goodwill		—

Goodwill – December 31, 2007		$54,949

SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
9. Stockholders’ Equity:
Changes in stockholders’ equity during the six months ended December 31, 2007, were as follows:

(In thousands)
Stockholders’ equity at June 30, 2007	$50,536
Issuance of stock for cash	18,764
Stock-based compensation	218
Net income	4,548
Dividends declared	(613)

Stockholders’ equity at December 31, 2007	$73,453

10. Legal proceedings:
On December 19, 2007, Jeffrey S. Abraham, as Trustee of the Law Offices of Jeffrey S. Abraham Money Purchase Plan, dated December 31, 1999, f/b/o Jeffrey S. Abraham, voluntarily dismissed with prejudice, the complaint filed on September 21, 2006, in the Court of Chancery of the State of Delaware in and for New Castle County, C.A. No. 2435-VCS against Sport Supply Group, Inc. fka Collegiate Pacific, Old SSG and certain of their respective officers and directors.
The plaintiff brought the action as a class action on behalf of all minority stockholders of Old SSG in connection with the September 20, 2006 Agreement and Plan of Merger pursuant to which Collegiate Pacific acquired the remaining shares of the outstanding capital stock of Old SSG that Collegiate Pacific did not already own. The plaintiff alleged, among other things, that the $8.80 cash price per share of Old SSG common stock paid to the minority stockholders in the merger was unfair in that the purchase price failed to take into account the value of Old SSG, its improved financial results and its value in comparison to similar companies. In addition, the plaintiff alleged that the directors of Old SSG breached their fiduciary duties of good faith and loyalty to the plaintiff and the other minority stockholders in the merger agreement negotiations. The plaintiff requested that the merger be enjoined or in the alternative, damages be awarded to the Old SSG minority stockholders. On January 31, 2007, the plaintiff amended his complaint and requested that the court certify plaintiff as the class representative of the proposed class and award plaintiff and the class compensating and/or rescissory damages. The plaintiff also sought the costs of bringing the action, including reasonable attorneys fees and experts’ fees.
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

SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
11. Sales tax:
During fiscal 2007, the Company undertook a nexus study to determine if the Company’s acquisition activity over the last several years had an effect on the Company’s nexus regarding the collection and remittance of sales taxes in various states. The result of the study revealed the Company may have nexus for states in which certain entities had not previously collected or remitted sales tax. As a result, the Company recorded an increase in accrued liabilities of $1.9 million during fiscal 2007. The Company continues to analyze possible sales tax exposure and records adjustments as needed. No material adjustments have been recorded in fiscal 2008. The Company has addressed the issue by implementing new sales tax software which will allow the Company to charge sales taxes to all applicable customers, taking steps to ensure customers have applicable sales tax exemption certificates on file with the Company, and by consulting with outside firms to identify potential exposure and comply with respective state laws related to sales taxes.
12. Subsequent events:
The Company’s Board of Directors met on January 4, 2008 and authorized the repurchase of up to $10.0 million worth of the Company’s common stock.
On January 7, 2008, the Company entered into Amendment No. 1 To Amended and Restated Credit Agreement (the “Amendment No. 1”). The Amendment No. 1 amended the Company’s Amended and Restated Credit Agreement, dated as of October 30, 2007, to (i) increase from $5 million to $10 million the allowed purchase, redemption, retirement, defeasance, surrender, cancellation, termination or acquisition of any shares of its common stock, $0.01 par value per share, and (ii) change the name of the lender from Merrill Lynch Business Financial Services Inc. to Merrill Lynch Commercial Finance Corp.

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
Discussed below are several significant accounting policies that require the use of judgment and estimates that may materially affect the consolidated financial statements. The estimates described below are reviewed from time to time and are subject to change if the circumstances so indicate. The effect of any such change is reflected in results of operations for the period in which the change is made.
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
At December 31, 2007, our total allowance for doubtful accounts increased to approximately $1.5 million, compared to $1.3 million as of June 30, 2007. The increase is mainly due to the Company’s increase in sales volume. Accounts receivable days sales outstanding calculated on a twelve month average is 54 days at both December 31, 2007 and June 30, 2007. On an ongoing basis, management continues to assess the quality of accounts receivable. See Note 6 in Notes to Condensed Consolidated Financial Statements.
Goodwill, Intangibles and Long-lived Assets. We assess the recoverability of the carrying value of goodwill, intangibles and long-lived assets periodically. If circumstances suggest that long-lived assets may be impaired, and a review indicates the carrying value will not be recoverable, the carrying value is reduced to its estimated fair value. As of December 31, 2007, the balance sheet includes approximately $62.4 million of goodwill and intangible assets, net, $10.7 million of fixed assets, net, and $1.8 million of deferred debt issuance costs, net. The Company has concluded that no impairment exists. Because estimating the recoverability of the carrying value of long-lived assets requires significant management judgment and our use of different estimates that we reasonably could have used would have an impact on our reported net long-lived assets, we believe the accounting estimates related to our impairment testing are “critical accounting estimates.” Management of the Company has discussed this critical accounting estimate with the audit committee of our Board of Directors, and the audit committee has reviewed the Company’s disclosure relating to this estimate in this quarterly report on Form 10-Q.
Consolidated Results of Operations
The following table compares selected financial data from the Condensed Consolidated Statements of Income for the three and six months ended December 31, 2007 and 2006 (dollars in thousands, except per share amounts):

	For the Three Months Ended December 31,				For the Six Months Ended December 31,
	2007		2006		2007		2006
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Net sales	$54,089	100.0%	$49,384	100.0%	$124,463	100.0%	$117,547	100.0%
Gross profit	19,273	35.6%	17,375	35.2%	44,901	36.1%	41,438	35.3%
Selling, general and administrative expenses	17,635	32.6%	17,250	34.9%	35,578	28.6%	34,053	29.0%
Operating profit	1,638	3.0%	125	0.3%	9,323	7.5%	7,385	6.3%
Net income (loss)	452	0.8%	(871)	(1.8%)	4,548	3.7%	2,424	2.1%
Net income (loss) per share – basic	$0.04		$(0.09)		$0.38		$0.24
Net income (loss) per share – diluted	$0.04		$(0.09)		$0.37		$0.23
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
The goodwill acquired by the Company in connection with the acquisition of Old SSG, which was an acquisition of stock, is not deductible for income tax purposes. The pro forma operating results of the Company as if the acquisition of 100% of Old SSG had occurred on July 1, 2006 are not materially different for the periods presented than the actual results and, therefore, pro forma results have been omitted.
Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006
Net Sales. Net sales for the fiscal quarter ended December 31, 2007 totaled $54.1 million compared to $49.4 million for the fiscal quarter ended December 31, 2006, an increase of $4.7 million, or 9.5%. The increase in net sales was primarily attributable to a $2.6 million increase in sales of the Company’s team dealer group through its road sales force and a $2.1 million increase in catalog group sales.
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

Gross Profit. Gross profit for the fiscal quarter ended December 31, 2007 increased $1.9 million to $19.3 million, or 35.6% of net sales, compared with $17.4 million, or 35.2% of net sales for the fiscal quarter ended December 31, 2006. The $1.9 million increase in gross profit is primarily due to a combination of an increase in sales volume, a shift toward a more profitable product mix, and a 70 basis point improvement in our team dealer gross profit percentage.
The acquisition and manufacturing costs of inventory, the cost of shipping and handling (freight costs) and any decrease in the value of inventory due to obsolescence or lower of cost or market adjustments are included in the determination of cost of sales. Cost of sales for the fiscal quarter ended December 31, 2007 was $34.8 million, or 64.4% of net sales, compared to $32.0 million, or 64.8% of net sales for the fiscal quarter ended December 31, 2006. Cost of sales for the fiscal quarter ended December 31, 2007 consisted of $29.8 million for the purchase price of our inventory sold, $3.9 million in freight costs, $303 thousand for the write-off of obsolete or damaged inventory and $765 thousand for labor and overhead costs associated with the products we manufacture.
We continue to direct a selection of our traditional catalog customers to our road sales professionals. We believe these efforts have contributed to the growth in our net sales volume and anticipate this trend will continue in future periods as our road sales professionals continue to expand the number of face-to-face sales calls to our traditional institutional customers.
Selling, General and Administrative Expense. Selling, general and administrative (“SG&A”) expenses for the fiscal quarter ended December 31, 2007 were $17.6 million, or 32.6% of net sales, compared with $17.3 million, or 34.9% of net sales for the fiscal quarter ended December 31, 2006. During the fiscal quarter ended December 31, 2007, SG&A expenses primarily consisted of the following:
•	personnel and group insurance related expenses of approximately $10.3 million;

•	advertising and catalog production expenses of approximately $1.5 million;

•	depreciation and amortization of approximately $898 thousand;

•	rent expense of approximately $702 thousand;

•	computer services and supplies of approximately $658 thousand;

•	travel expenses of approximately $525 thousand;

•	outside professional services expenses of approximately $395 thousand; and

•	general insurance related expenses of approximately $303 thousand.
The $385 thousand increase in SG&A expenses we experienced during the fiscal quarter ended December 31, 2007 compared to the fiscal quarter ended December 31, 2006 was primarily attributable to an increase in personnel related expenses, including variable commission cost, of $1.1 million to support sales, partially offset by a decrease of $515 thousand in bad debt expense and a decrease in advertising expense of $192 thousand.

Operating Profit. Operating profit for the fiscal quarter ended December 31, 2007 increased to $1.6 million, or 3.0% of net sales, compared to operating profit of $125 thousand, or 0.3% of net sales for the fiscal quarter ended December 31, 2006. The increase in operating profit was primarily attributable to the increase in net sales and gross profit, which was partially offset by the increase in SG&A expenses during the period.
Interest Expense. Interest expense for the fiscal quarter ended December 31, 2007 decreased to $964 thousand, compared to $1.5 million for the fiscal quarter ended December 31, 2006. The $519 thousand decrease in interest expense is attributable to the reduction in borrowings under the Company’s revolving credit facility. The Company had $0 borrowings outstanding under the Company’s revolving credit facility at December 31, 2007.
Minority Interest. Minority interest of $28 thousand for the fiscal quarter ended December 31, 2006 reflects income attributable to the prior minority ownership in Old SSG.
Income Taxes. Income tax expense for the fiscal quarter ended December 31, 2007 was $277 thousand, which is approximately 38.0% of our income before income taxes, compared to an income tax benefit of $393 thousand, which was approximately 31.8% of our income before income taxes for the fiscal quarter ended December 31, 2006. The increase in income tax expense was primarily attributable to the increase in operating profits before tax during the quarter ended December 31, 2007 compared to an operating loss before tax for the prior comparable period.
Net Income. Net income for the fiscal quarter ended December 31, 2007 increased to $452 thousand, or 0.8% of net sales, compared to a net loss of $871 thousand, or (1.8%) of net sales for the fiscal quarter ended December 31, 2006.
Six Months Ended December 31, 2007 Compared to Six Months Ended December 31, 2006
Net Sales. Net sales for the six months ended December 31, 2007 totaled $124.5 million compared to $117.5 million for six the months ended December 31, 2006, an increase of $7.0 million, or 5.9%. The increase in net sales was primarily attributable to a $4.0 million increase in sales from the Company’s team dealer group through its road sales force and a $2.9 million increase in catalog group sales.
Gross Profit. Gross profit for the six months ended December 31, 2007 increased $3.5 million to $44.9 million, or 36.1% of net sales, compared with $41.4 million, or 35.3% of net sales for the six months ended December 31, 2006. The $3.5 million increase in gross profit is primarily due to a combination of an increase in sales volume, a shift toward a more profitable product mix of proprietary product in our team dealer group, and a 110 basis point improvement in our catalog and consumer direct Internet sales gross profit percentage.
The acquisition and manufacturing costs of inventory, the cost of shipping and handling (freight costs) and any decrease in the value of inventory due to obsolescence or lower of cost or market adjustments are included in the determination of cost of sales. Cost of sales for the six months ended December 31, 2007 was $79.6 million, or 63.9% of net sales, compared to $76.1 million, or 64.7% of net sales for the six months ended December 31, 2006. Cost of sales for the six months ended December 31, 2007 consisted of $68.7 million for the purchase price of our inventory sold, $8.6 million in freight costs, $619 thousand for the write-off of obsolete or damaged inventory and $1.6 million for labor and overhead costs associated with the products we manufacture.

We continue to direct a selection of our traditional catalog customers to our road sales professionals. We believe these efforts have contributed to the growth in our net sales volume and anticipate this trend will continue in future periods as our road sales professionals continue to expand the number of face-to-face sales calls to our traditional institutional customers.
Selling, General and Administrative Expense. SG&A expenses for the six months ended December 31, 2007 were $35.6 million, or 28.6% of net sales, compared with $34.1 million, or 29.0% of net sales for the six months ended December 31, 2006. During the six months ended December 31, 2007, SG&A expenses primarily consisted of the following:
•	personnel and group insurance related expenses of approximately $20.5 million;

•	advertising and catalog production expenses of approximately $3.1 million;

•	depreciation and amortization of approximately $1.8 million;

•	rent expense of approximately $1.4 million;

•	computer services and supplies of approximately $1.1 million;

•	legal and accounting fees of approximately $1.0 million;

•	travel expenses of approximately $985 thousand;

•	outside professional services expenses of approximately $616 thousand;

•	bank charges of approximately $566 thousand;

•	general insurance related expenses of approximately $560 thousand; and

•	bad debt expenses of approximately $486 thousand.
The $1.5 million increase in SG&A expenses we experienced during the six months ended December 31, 2007 compared to the six months ended December 31, 2006 was primarily attributable to an increase in personnel related expenses, including variable commission cost, of $1.6 million to support sales growth, and an increase in legal and accounting fees of $261 thousand related to the Company’s year-end audit of its financial statements and internal controls and the preparation of the Company’s annual meeting materials, including its proxy statement, partially offset by a decrease of $519 thousand in bad debt expense and a decrease of $145 thousand in computer services and supplies.
Operating Profit. Operating profit for the six months ended December 31, 2007 increased to $9.3 million, or 7.5% of net sales, compared to operating profit of $7.4 million, or 6.3% of net sales for the six months ended December 31, 2006. The increase in operating profit was primarily attributable to the increase in net sales and gross profit, which was partially offset by the increase in SG&A expenses during the period.
Interest Expense. Interest expense for the six months ended December 31, 2007 decreased to $2.2 million, compared to $2.7 million for the six months ended December 31, 2006. The $537 thousand decrease in interest expense is attributable to the reduction in borrowings under the Company’s revolving credit facility. The Company had $0 borrowings outstanding under the Company’s revolving credit facility at December 31, 2007.

Minority Interest. Minority interest of $531 thousand for the six months ended December 31, 2006 reflects income attributable to the prior minority ownership in Old SSG.
Income Taxes. Income tax expense for the six months ended December 31, 2007 was $2.8 million, which is approximately 38.0% of our income before income taxes, compared to income tax expense of $1.9 million, which was approximately 39.4% of our income before income taxes for the six months ended December 31, 2006. The increase in income tax expense was primarily attributable to the increase in operating profits before tax during the period.
Net Income. Net income for the six months ended December 31, 2007 increased to $4.5 million, or 3.7% of net sales, compared to net income of $2.4 million, or 2.1% of net sales for the six months ended December 31, 2006.
Liquidity and Capital Resources
Liquidity
The increase in cash and cash equivalents for the six months ended December 31, 2007, compared to June 30, 2007, was primarily attributable to improved operating results and net income over the prior comparable period and to the Company entering into a purchase agreement (the “Purchase Agreement”) with CBT Holdings, LLC (the “Purchaser”) on July 26, 2007 whereby the Company privately sold 1,830,000 shares (the “Shares”) of its common stock for $18,300,000. The transaction was consummated on July 30, 2007. The Company used the proceeds from the private placement for the prepayment of outstanding indebtedness under the Senior Credit Facility and the payment of out-of-pocket costs and expenses of approximately $247 thousand incurred in connection with the private placement.
Operating Activities. Net cash flows from operating activities during the six months ended December 31, 2007 provided approximately $12.3 million in cash compared to approximately $5.7 million of cash during the six months ended December 31, 2006. The cash flows from operating activities during the six months ended December 31, 2007 resulted primarily from net income, which represents our principal source of cash flows.
Increases in operating cash flows during the six months ended December 31, 2007 compared to operating cash flows during the six months ended December 31, 2006, were attributable to:
•	a decrease in prepaid taxes of $2.8 million during the six months ended December 31, 2007, compared to a $539 thousand decrease in prepaid taxes during the six months ended December 31, 2006, which is primarily attributable to the $1.6 million in taxes refunded;

•	a decrease in inventories of $465 thousand during the six months ended December 31, 2007, compared to a $2.9 million increase in inventories during the six months ended December 31, 2006, which is attributable to the increase in net sales, improved inventory management in our catalog and team dealer operations, and the ongoing consolidation of inventories and manufacturing operations following the consummation of the Merger Transaction; and

•	a decrease in deferred taxes of $2.0 million during the six months ended December 31, 2007, compared to a $501 thousand decrease in deferred taxes during the six months ended December 31, 2006, which is due primarily to the utilization of the net operating loss carryforwards.

Increases in operating cash flows were partially offset by an increase in accounts receivable of $5.1 million during the six months ended December 31, 2007, compared to a $1.8 million increase in accounts receivable during the six months ended December 31, 2006.
During the six months ended December 31, 2007, we continued integrating the operations of Old SSG with those of the Company. In that regard, the Company materially completed its efforts to consolidate its Farmers Branch, Texas distribution, warehouse and assembly facilities. As a by-product of consolidating our Farmers Branch, Texas facilities the Company was able to reduce the (i) amount of square footage leased and (ii) the number of like SKUs we carry as well as outsource several SKU’s, which, as anticipated, reduced our inventory levels and corresponding carrying costs, as well as improve inventory turns. Inventories at December 31, 2007 decreased to $31.8 million, compared to inventories of $40.1 million, a 20.7% reduction, for the six months ended December 31, 2006.
In addition, as we combine some of our catalog brands and divisions, we intend to reduce the number of paper catalogs we distribute by as much as twenty-five percent and rely more heavily on our telesales and road sales professionals to grow our net sales. We believe these integration efforts will enhance our cash flows in future periods.
Investing Activities. Net cash used in investing activities during the six months ended December 31, 2007, was $1.4 million, compared to $25.8 million of cash used in investing activities during the six months ended December 31, 2006. Purchases of property and equipment during the six months ended December 31, 2007 were $1.4 million. Property and equipment purchased during the six months ended December 31, 2007 consisted primarily of computer equipment and software. Although the Company continued to incur expenditures related to the integration of the catalog operations to a single IT platform during the six months ended December 31, 2007, the Company substantially completed the integration project on June 30, 2007.
Financing Activities. Net cash used in financing activities during the six months ended December 31, 2007, was $6.6 million, compared to net cash provided by financing activities of $20.7 million during the six months ended December 31, 2006. The net decrease in cash used in financing activities during the six months ended December 31, 2007 was due to:
•	payments on notes payable and the Company’s revolving line of credit and term loan of $25.8 million.
Decreases in cash used in financing activities were partially offset by:
•	proceeds from the issuance of common stock of approximately $18.8 million.
Current assets as of December 31, 2007 were approximately $83.4 million and current liabilities were approximately $31.5 million, thereby providing the Company with working capital of approximately $51.9 million.
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

The Notes are governed by the Indenture dated as of November 26, 2004 between the Company and The Bank of New York Trust Company N.A., as trustee (the “Indenture”). The Indenture provides, among other things, that the Notes will bear interest of 5.75% per year, payable semi-annually, and will be convertible at the option of the holder of the Notes into the Company’s common stock at a conversion rate of 68.2594 shares per $1 thousand principal amount of Notes, subject to certain adjustments. This is equivalent to a conversion price of approximately $14.65 per share. The Company may redeem the Notes, in whole or in part, at the redemption price, which is 100% of the principal amount, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the redemption date only if the closing price of the Company’s common stock exceeds 150% of the conversion price for at least 20 trading days in any consecutive 30-day trading period. If the Company called the Notes for redemption on or before December 10, 2007, the Company would have been required to make an additional payment in cash in an amount equal to $172.50 per $1 thousand principal amount of the Notes, less the amount of any interest actually paid on the Notes before the redemption date. In addition, upon the occurrence of a change in control of the Company, holders may require the Company to purchase all or a portion of the Notes in cash at a price equal to 100% of the principal amount of Notes to be repurchased, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the repurchase date, plus the make whole premium, if applicable.
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
The Company’s principal external source of liquidity is its amended and restated senior secured credit facility (the “Amended Credit Agreement”) with Merrill Lynch Business Financial Services, Inc. (“MLBFS”), individually as a lender, as administrative agent, sole book runner and sole lead manager, which is collateralized by all of the assets of the Company and its wholly-owned subsidiaries.
On October 30, 2007, the Company entered into the Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with MLBFS, individually and as a lender, as administrative agent, sole book runner and sole lead manager, and Bank of America, N.A., as a lender. The Amended Credit Agreement replaces the Company’s prior Amended and Restated Credit Agreement (the “Senior Credit Facility”), dated as of November 13, 2006, by and among the Company, MLBFS and the additional lenders from time to time parties thereto. The Senior Credit Agreement replaced the Company’s June 29, 2006 Credit Agreement with Merrill Lynch Capital, a division of MLBFS. The Amended Credit Agreement establishes a commitment to provide the Company with a $25.0 million secured revolving credit facility through June 1, 2010 (the “Revolving Facility”) with an accordion feature that could potentially expand total availability to $55.0 million.
On January 7, 2008, the Company entered into Amendment No. 1 To Amended and Restated Credit Agreement (the “Amendment No. 1”). The Amendment No. 1 amended the Amended and Restated Credit Agreement, dated as of October 30, 2007, to (i) increase from $5 million to $10 million the allowed purchase, redemption, retirement, defeasance, surrender, cancellation, termination or acquisition of any shares of its common stock, $0.01 par value per share, and (ii) change the name of the lender from Merrill Lynch Business Financial Services Inc. to Merrill Lynch Commercial Finance Corp (“MLCFC”).
As of December 31, 2007, the Company had $0 outstanding under the Revolving Facility, thereby leaving the Company with approximately $25 million of availability under the terms of the Amended Credit Agreement.

All borrowings under the Revolving Facility will bear interest at either (a) LIBOR (London Interbank Offered Rate) plus a spread ranging from 0.75% to 1.75%, with the amount of the spread at any time based on the Company’s ratio of total debt, excluding subordinated debt, to the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) on a trailing 12-month basis (the “Senior Leverage Ratio”) on a trailing 12-month basis, or (b) an alternative base rate equal to the MLBFS prime rate plus an additional spread ranging from -0.75% to 0.25%, with the amount of the spread at any time based on the Company’s Senior Leverage Ratio on a trailing 12-month basis.
The Revolving Facility includes covenants that require the Company to maintain certain financial ratios. The Company’s Senior Leverage Ratio on a trailing 12-month basis may not exceed 2.50 to 1.00 at any time and the Company’s ratio of EBITDA to the sum of the Company’s fixed charges (interest expense, taxes, cash dividends and scheduled principal payments) on a trailing 12-month basis (the “Fixed Charge Coverage Ratio”) must be at least 1.15 to 1.00 at all times. The Revolving Facility also limits the amount the Company can disburse for capital expenditures. At December 31, 2007, the Company was in compliance with all of its financial covenants under the Revolving Facility.
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
On July 26, 2004, the Company issued promissory notes to the former stockholders of Dixie Sporting Goods Co., Inc. in the aggregate amount of $500 thousand. Payments of principal are paid monthly and interest accrues at the rate of 4% per annum on any past due principal amount of the notes. The notes mature on July 31, 2009. Principal payments made in the fiscal quarter ended December 31, 2007 were $48.7 thousand and the remaining principal payments of $154 thousand are due through the fiscal year ending June 30, 2010.

Long-Term Financial Obligations and Other Commercial Commitments
The following table summarizes the outstanding borrowings and long-term contractual obligations of the Company at December 31, 2007, and the effects such obligations are expected to have on liquidity and cash flows in future periods.

	Payments Due by Period
		Less than			After
Contractual Obligations	Total	1 year	1 - 3 years	3 - 5 years	5 years
	(In thousands)
Long-term debt, including current portion	$50,229	$108	$50,121	$—	$—
Operating leases	7,068	2,910	4,073	85	—
Interest expense on long-term debt	5,831	2,909	2,922	—	—

Total contractual cash obligations	$63,128	$5,927	$57,116	$85	$—

Long-Term Debt and Advances Under Credit Facilities. As of December 31, 2007, we had outstanding $50 million in Notes. We maintain the Amended Credit Agreement with MLCFC. Outstanding advances under the Amended Credit Agreement totaled $0 as of December 31, 2007. Promissory notes to former stockholders of Dixie and other long-term obligations were approximately $154 thousand.
We believe the Company’s borrowings under the Revolving Facility, cash on hand and cash flows from operations will satisfy its respective short-term and long-term liquidity requirements. The maturity date on our Notes is November 2009. In the absence of these notes converting into shares of the Company’s common stock, it is our intent to pay off as much of the debt as possible with cash flows from operations and refinance the remaining balance with additional bank debt or the sale of debt or equity securities. There can be no assurance that a refinancing will be available or that, if available, such refinancing will be available on acceptable terms.
The Company may experience periods of higher borrowings under the Amended Credit Agreement due to the seasonal nature of its business cycle. If the Company was to actively seek expansion through future acquisitions and/or joint ventures, then the success of such efforts may require additional bank debt, or public or private sales of debt or equity securities.
Operating Leases. We lease property and equipment, manufacturing and warehouse facilities, and office space under non-cancellable leases. Certain of these leases obligate us to pay taxes, maintenance and repair costs.
Off-Balance Sheet Arrangements. We do not utilize off-balance sheet financing arrangements. We do, however, finance the use of certain facilities, office and computer equipment, and automobiles under various non-cancellable operating lease agreements. At December 31, 2007, the total future minimum lease payments under various operating leases we are a party to totaled approximately $7.1 million and, as indicated in the table above, are payable through fiscal 2012.

Subsequent Events
The Company’s Board of Directors met on January 4, 2008 and authorized the repurchase of up to $10.0 million worth of the Company’s common stock.
On January 7, 2008, the Company entered into Amendment No. 1 To Amended and Restated Credit Agreement (the “Amendment No. 1”). The Amendment No. 1 amended the Company’s Amended and Restated Credit Agreement, dated as of October 30, 2007, to (i) increase from $5 million to $10 million the allowed purchase, redemption, retirement, defeasance, surrender, cancellation, termination or acquisition of any shares of its common stock, $0.01 par value per share, and (ii) change the name of the lender from Merrill Lynch Business Financial Services Inc. to Merrill Lynch Commercial Finance Corp.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rates. Sport Supply Group is exposed to interest rate risk in connection with its borrowings under the Amended Credit Agreement, which bear interest at floating rates based on LIBOR or the prime rate plus an applicable borrowing margin. For our $50 million of Notes, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.
As of December 31, 2007, Sport Supply Group had $50 million in principal amount of fixed rate debt represented by the Notes and $0 of variable rate debt represented by borrowings under the Amended Credit Agreement. Based on the balance outstanding under the variable rate facilities as of December 31, 2007, an immediate change of one percentage point in the applicable interest rate would have caused an increase or decrease in interest expense of $0 on an annual basis. At December 31, 2007, up to $25 million of variable rate borrowings were available under the Revolving Facility. We may use derivative financial instruments, where appropriate, to manage our interest rate risks. However, as a matter of policy, Sport Supply Group does not enter into derivative or other financial investments for trading or speculative purposes. At December 31, 2007, Sport Supply Group had no such derivative financial instruments outstanding.
Foreign Currency and Derivatives. We do not use derivative financial instruments to manage foreign currency risk related to the procurement of merchandise inventories from foreign sources and we do not earn income denominated in foreign currencies. We recognize all of our revenue and pay all of our obligations in U.S. dollars.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in §240.13a-15(e) or §240.15d-15(e) of the General Rules and Regulations of the Securities Exchange Act of 1934, as amended (the “1934 Act”)) as of the end of the period covered by this quarterly report. Based on that evaluation, management, including the CEO and CFO, has concluded that, as of December 31, 2007, the Company’s disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting. Sport Supply Group’s management, with the participation of Sport Supply Group’s CEO and CFO, has evaluated whether any change in Sport Supply Group’s internal control over financial reporting occurred during the second quarter of fiscal 2008. Based on its evaluation, management, including the CEO and CFO, has concluded that there has been no change in Sport Supply Group’s internal control over financial reporting during the second quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
On December 19, 2007, Jeffrey S. Abraham, as Trustee of the Law Offices of Jeffrey S. Abraham Money Purchase Plan, dated December 31, 1999, f/b/o Jeffrey S. Abraham, voluntarily dismissed with prejudice, the complaint filed on September 21, 2006, in the Court of Chancery of the State of Delaware in and for New Castle County, C.A. No. 2435-VCS against Sport Supply Group, Inc. fka Collegiate Pacific, Old SSG and certain of their respective officers and directors.
The plaintiff brought the action as a class action on behalf of all minority stockholders of the former Sport Supply Group, Inc. (“Old SSG”) in connection with the September 20, 2006 Agreement and Plan of Merger pursuant to which Collegiate Pacific acquired the remaining shares of the outstanding capital stock of Old SSG that Collegiate Pacific did not already own. The plaintiff alleged, among other things, that the $8.80 cash price per share of Old SSG common stock paid to the minority stockholders in the merger was unfair in that the purchase price failed to take into account the value of Old SSG, its improved financial results and its value in comparison to similar companies. In addition, the plaintiff alleged that the directors of Old SSG breached their fiduciary duties of good faith and loyalty to the plaintiff and the other minority stockholders in the merger agreement negotiations. The plaintiff requested that the merger be enjoined or in the alternative, damages be awarded to the Old SSG minority stockholders. On January 31, 2007, the plaintiff amended his complaint and requested that the court certify plaintiff as the class representative of the proposed class and award plaintiff and the class compensating and/or rescissory damages. The plaintiff also sought the costs of bringing the action, including reasonable attorneys fees and experts’ fees.
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

Item 4. Submission of Matters to a Vote of Security Holders.
As contemplated in the Company’s Proxy Statement, which notice was mailed to stockholders beginning on October 16, 2007, the Company’s stockholders elected Adam Blumenfeld, Jeff Davidowitz, Richard Ellman, and William H. Watkins as directors of the Company, each to serve until the next annual meeting of stockholders. The Company’s stockholders also considered a proposal to ratify the selection of Grant Thornton LLP as the independent auditor of the Company for the fiscal year ending June 30, 2008.
Each of the foregoing proposals was approved at the Company’s annual meeting of stockholders on November 30, 2007. Each Board nominee received the number of votes indicated below.

	No. of Votes Cast	No. of Votes Cast
	Nominee for Election	Against or Withheld

Adam Blumenfeld	9,786,148	428,644
Jeff Davidowitz	9,987,088	227,704
Richard Elman	10,078,213	136,579
William H. Watkins	10,077,213	137,579
With respect to the approval of the proposal to ratify the selection of Grant Thornton LLP, the votes for, against and abstentions, as well as the broker non-votes, were as follows:

Votes For	9,835,405
Votes Against	374,787
Abstentions	4,600
Broker Non-Votes	0

Item 6. Exhibits.
A. Exhibits. The following exhibits are filed as part of this report:

Exhibit
Number	Description
3.1	Certificate of Incorporation of the Registrant.	Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed on September 9, 1999.

3.1.1	Certificate of Amendment to Certificate of Incorporation of Collegiate Pacific Inc.	Exhibit 3.10 to the Registrant’s Registration Statement on Form SB-2 (No. 333-34294) originally filed on April 7, 2000.

3.1.2	Amendment to Certificate of Incorporation of Collegiate Pacific Inc.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2007.

3.2	By-Laws of the Registrant.	Exhibit 2 to the Registrant’s Registration Statement on Form 8-A filed on September 9, 1999.

3.2.1	Amendment to the Bylaws of Collegiate Pacific Inc.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 14, 2007.

3.2.2	Amendment to the Bylaws of Collegiate Pacific Inc.	Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on July 2, 2007.

4.1	Specimen Certificate of Common Stock, $0.01 par value, of Sport Supply Group, Inc.	Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed on September 13, 2007.

4.2	Indenture, dated as of November 26, 2004, by and between Collegiate Pacific Inc. and The Bank of New York Trust Company N.A., as Trustee.	Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on November 29, 2004.

4.3	Form of 5.75% Convertible Senior Subordinated Note Due 2009 (included in Section 2.2 of Exhibit 4.2 to this report).	Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on November 29, 2004.

10.1	Third Amendment to Lease, dated as of September 6, 2007, by and between Collegiate Pacific Inc. and The Realty Associates Fund VI, L.P.	Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed on September 13, 2007.

10.2	Purchase Agreement, dated as of July 26, 2007, by and between Sport Supply Group, Inc. and CBT Holdings, LLC.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 31, 2007.

10.3	Form of Nonstatutory Stock Option Agreement under the Sport Supply Group, Inc. 2007 Stock Option Plan.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 4, 2007.

10.4	Form of Incentive Stock Option Agreement under the Sport Supply Group, Inc. 2007 Stock Option Plan.	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 4, 2007.

Exhibit
Number	Description
10.5	Amended and Restated Credit Agreement, dated October 30, 2007, by and among Sport Supply Group, Inc., the financial institutions or other entities from time to time parties thereto, each as a Lender, and Merrill Lynch Business Financial Services Inc., individually as a Lender, as Administrative Agent, Sole Bookrunner and Sole Lead Manager.	Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on October 31, 2007.

10.6	Amendment No. 1 to Amended and Restated Credit Agreement, dated January 7, 2008 by and between Sport Supply Group, Inc. and Merrill Lynch Commercial financing Corp.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 9, 2007.

31.1	Certification of Adam Blumenfeld pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of John Pitts pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Adam Blumenfeld and John Pitts pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SPORT SUPPLY GROUP, INC.
Dated: January 30, 2008	/s/ Adam Blumenfeld
Adam Blumenfeld, Chief Executive Officer

/s/ John Pitts
John Pitts, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
The following exhibits are filed as part of this report:

Exhibit
Number	Description
3.1	Certificate of Incorporation of the Registrant.	Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed on September 9, 1999.

3.1.1	Certificate of Amendment to Certificate of Incorporation of Collegiate Pacific Inc.	Exhibit 3.10 to the Registrant’s Registration Statement on Form SB-2 (No. 333-34294) originally filed on April 7, 2000.

3.1.2	Amendment to Certificate of Incorporation of Collegiate Pacific Inc.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2007.

3.2	By-Laws of the Registrant.	Exhibit 2 to the Registrant’s Registration Statement on Form 8-A filed on September 9, 1999.

3.2.1	Amendment to the Bylaws of Collegiate Pacific Inc.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 14, 2007.

3.2.2	Amendment to the Bylaws of Collegiate Pacific Inc.	Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on July 2, 2007.

4.1	Specimen Certificate of Common Stock, $0.01 par value, of Sport Supply Group, Inc.	Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed on September 13, 2007.

4.2	Indenture, dated as of November 26, 2004, by and between Collegiate Pacific Inc. and The Bank of New York Trust Company N.A., as Trustee.	Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on November 29, 2004.

4.3	Form of 5.75% Convertible Senior Subordinated Note Due 2009 (included in Section 2.2 of Exhibit 4.2 to this report).	Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on November 29, 2004.

10.1	Third Amendment to Lease, dated as of September 6, 2007, by and between Collegiate Pacific Inc. and The Realty Associates Fund VI, L.P.	Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed on September 13, 2007.

10.2	Purchase Agreement, dated as of July 26, 2007, by and between Sport Supply Group, Inc. and CBT Holdings, LLC.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 31, 2007.

10.3	Form of Nonstatutory Stock Option Agreement under the Sport Supply Group, Inc. 2007 Stock Option Plan.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 4, 2007.

10.4	Form of Incentive Stock Option Agreement under the Sport Supply Group, Inc. 2007 Stock Option Plan.	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 4, 2007.

Exhibit
Number	Description
10.5	Amended and Restated Credit Agreement, dated October 30, 2007, by and among Sport Supply Group, Inc., the financial institutions or other entities from time to time parties thereto, each as a Lender, and Merrill Lynch Business Financial Services Inc., individually as a Lender, as Administrative Agent, Sole Bookrunner and Sole Lead Manager.	Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on October 31, 2007.

10.6	Amendment No. 1 to Amended and Restated Credit Agreement, dated January 7, 2008 by and between Sport Supply Group, Inc. and Merrill Lynch Commercial financing Corp.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 9, 2007.

31.1	Certification of Adam Blumenfeld pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of John Pitts pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Adam Blumenfeld and John Pitts pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith

**	Furnished herewith