Form 10-Q
period 2008-03-31
SPORT SUPPLY GROUP, INC.
filed 2008-04-30
CIK 828747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of April 28, 2008, there were 12,361,460 shares of the issuer’s common stock outstanding.

SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31,	June 30,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,045	$5,670
Accounts receivable, net of allowance for doubtful accounts of $1,501 and $1,296, respectively	40,131	31,154
Inventories	32,303	32,241
Current portion of deferred income taxes	3,605	3,790
Prepaid income taxes	96	3,208
Prepaid expenses and other current assets	2,381	1,380

Total current assets	91,561	77,443
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $6,910 and $4,986, respectively	10,049	10,678
DEFERRED DEBT ISSUANCE COSTS, net of accumulated amortization of $2,754 and $2,035, respectively	1,613	2,309
INTANGIBLE ASSETS, net of accumulated amortization of $4,177 and $3,379, respectively	7,226	8,024
GOODWILL	54,949	54,949
DEFERRED INCOME TAXES	—	3,045
OTHER ASSETS, net	113	144

Total assets	$165,511	$156,592

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$20,861	$16,167
Accrued liabilities	11,255	10,318
Dividends payable	309	259
Accrued interest	958	291
Current portion of long-term debt	108	3,608
Deferred income tax liability	—	129

Total current liabilities	33,491	30,772
DEFERRED INCOME TAX LIABILITY	4,698	3,898
NOTES PAYABLE AND OTHER LONG-TERM DEBT	50,092	71,386
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 12,465,386 and 10,440,586 shares issued and 12,361,460 and 10,354,560 shares outstanding, respectively	125	104
Additional paid-in capital	64,092	44,276
Retained earnings	13,816	6,813
Treasury stock at cost, 103,926 and 86,026 shares, respectively	(803)	(657)

Total stockholders’ equity	77,230	50,536

Total liabilities and stockholders’ equity	$165,511	$156,592

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Net sales	$65,821	$63,235	$190,284	$180,782
Cost of sales	41,739	40,404	121,301	116,513

Gross profit	24,082	22,831	68,983	64,269

Selling, general and administrative expenses	17,750	18,421	53,328	52,474

Operating profit	6,332	4,410	15,655	11,795

Other income (expense):
Interest income	45	28	202	142
Interest expense	(974)	(1,707)	(3,154)	(4,424)
Other income	42	17	77	109

Total other expense	(887)	(1,662)	(2,875)	(4,173)

Income before minority interest in income of consolidated subsidiary and income taxes	5,445	2,748	12,780	7,622

Income tax provision	2,069	1,010	4,856	2,929

Minority interest in income of consolidated subsidiary, net of tax	—	—	—	531

Net income	$3,376	$1,738	$7,924	$4,162

Weighted average number of shares outstanding:
Basic	12,296,813	10,233,560	12,043,082	10,231,051

Diluted	15,842,816	13,774,358	15,578,514	10,375,469

Net income per common share – basic	$0.27	$0.17	$0.66	$0.41

Net income per common share – diluted	$0.25	$0.17	$0.61	$0.40

Dividends declared per common share	$0.025	$0.025	$0.075	$0.075

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,924	$4,162
Adjustments to reconcile net income to cash provided by operating activities:
Provision for uncollectible accounts receivable	714	1,307
Depreciation and amortization	2,798	2,553
Amortization of deferred debt issuance costs	719	705
Deferred taxes	3,901	1,952
Stock-based compensation expense	355	—
Minority interest in consolidated subsidiary	—	531
Changes in operating assets and liabilities:
Accounts receivable	(9,691)	(7,332)
Inventories	(62)	1,594
Prepaid income taxes	3,112	(20)
Prepaid expenses and other current assets	(1,001)	(339)
Other assets, net	31	(321)
Accounts payable	4,694	(333)
Accrued liabilities and accrued interest	1,604	1,105

Net cash provided by operating activities:	15,098	5,564

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,371)	(1,429)
Cash used in business acquisitions	—	(24,907)

Net cash used in investing activities:	(1,371)	(26,336)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred debt issuance cost	(23)	—
Proceeds from bank line of credit	1,015	34,024
Payments on notes payable and line of credit	(25,809)	(13,415)
Cash paid for treasury shares	(145)	—
Payment of dividends	(871)	(768)
Proceeds from issuance of common stock	19,481	37

Net cash provided by (used in) financing activities:	(6,352)	19,878

Net change in cash and cash equivalents	7,375	(894)
Cash and cash equivalents, beginning of year	5,670	4,079

Cash and cash equivalents, end of period	$13,045	$3,185

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,976	$2,963

Cash paid (refunded) for income taxes	$(1,532)	$1,042

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
2. Recent Accounting Pronouncements:
In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with the FASB’s Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 applies to all tax positions for which the statute of limitations remains open and provides that only tax provisions that meet the more-likely-than-not recognition threshold are recognized. The Company adopted the provisions of FIN 48 on July 1, 2007. The Company’s federal income tax returns for the year ended June 30, 2004 and subsequent years remain subject to examination. The Company’s income tax returns in certain state income tax jurisdictions remain subject to examination for various periods for the year ended June 30, 2003 and subsequent years. The Company has no reserves for uncertain tax positions and no adjustments were required upon adoption of FIN 48. Interest and penalties resulting from audits by tax authorities have been immaterial and are included in the provision for income taxes in the consolidated statements of income.
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

SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141R”). SFAS 141R replaces SFAS No. 141, Business Combinations (“SFAS 141”). SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R will apply prospectively to business combinations for which the acquisition date is on or after the Company’s fiscal year beginning July 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS 141R will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after June 30, 2009.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for the Company’s fiscal year beginning July 1, 2009. The Company does not believe the adoption of SFAS 161 will have a significant effect on its consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). This standard is intended to improve financial reporting by requiring transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No 133; and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe the adoption of SFAS 161 will have a significant effect on its consolidated financial position, results of operations or cash flows.
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

SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4. Net Sales:
The Company’s net sales to external customers are attributable to sales of sporting goods equipment and soft goods through the Company’s catalog and team dealer divisions. The following table details the Company’s consolidated net sales by these divisions for the three and nine months ended March 31, 2008 and 2007:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(In thousands)
Catalog	$44,333	$41,555	$108,925	$103,231
Team Dealer	21,488	21,680	81,359	77,551

Net sales	$65,821	$63,235	$190,284	$180,782

5. Inventories:
Inventories are carried at the lower of cost or market using the weighted-average cost method for items purchased for resale and the average cost method for manufactured items.
Inventories at March 31, 2008 and June 30, 2007 consisted of the following:

	March 31,	June 30,
	2008	2007
	(In thousands)
Raw materials	$2,225	$1,784
Work in progress	115	114
Finished goods	29,963	30,343

Inventories	$32,303	$32,241

6. Allowance for Doubtful Accounts:
Changes in the Company’s allowance for doubtful accounts for the nine months ended March 31, 2008 and the fiscal year ended June 30, 2007, are as follows:

	March 31,	June 30,
	2008	2007
	(In thousands)
Balance at beginning of period	$1,296	$1,496
Provision for uncollectible accounts receivable	714	1,099
Accounts written off, net of recoveries	(509)	(1,299)

Balance at end of period	$1,501	$1,296

SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
7. Income Per Share:
The table below outlines the determination of the number of diluted shares of common stock used in the calculation of diluted earnings per share as well as the calculation of diluted earnings per share for the periods presented:

	For the Three Months		For the Nine Months
	Ended		Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(In thousands except share and per share data)

Determination of diluted number of shares:
Average common shares outstanding	12,296,813	10,233,560	12,043,082	10,231,051
Assumed exercise of dilutive stock options	133,034	127,829	122,463	144,418
Assumed conversion of subordinated Debentures	3,412,969	3,412,969	3,412,969	—

Diluted average common shares outstanding	15,842,816	13,774,358	15,578,514	10,375,469

Calculation of diluted earnings per share:
Net income	$3,376	$1,738	$7,924	$4,162
Add: interest component on assumed conversion of subordinated debentures, net of taxes	552	552	1,655	—

Net income, adjusted	$3,928	$2,290	$9,579	$4,162

Diluted earnings per share	$0.25	$0.17	$0.61	$0.40

For the three months ended March 31, 2008 and 2007, stock options to purchase 688,300 and 653,100 shares, respectively, and for the nine months ended March 31, 2008 and 2007, stock options to purchase 535,333 and 448,700 shares, respectively, were excluded in the computations of diluted income per share because their effect was anti-dilutive. $50 million in convertible senior subordinated notes were issued in November 2004. During the nine months ended March 31, 2007, the assumed conversion of 3,412,969 shares from the convertible senior subordinated notes was anti-dilutive. During the three months ended March 31, 2008 and 2007 and the nine months ended March 31, 2008 the assumed conversion of 3,412,969 shares from the convertible senior subordinated notes was dilutive and is included in the calculation above. On July 30, 2007, the Company privately sold 1,830,000 shares of its common stock for $18.3 million to CBT Holdings, LLC. These shares are included in the total average common shares outstanding since July 30, 2007.

SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8. Intangible Assets:
Intangible assets at March 31, 2008 and June 30, 2007, consisted of the following:

		March 31, 2008			June 30, 2007
	Asset	Gross		Net	Gross		Net
	Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Value	Amortization	Value	Value	Amortization	Value
	(In thousands)
Amortizable intangible assets:

Trademarks	10-15	$343	$216	$127	$343	$199	$144
Non-compete agreements	10	3,200	880	2,320	3,200	640	2,560
Customer relationships	10	3,343	1,478	1,865	3,343	1,200	2,143
Contractual backlog	.25-.50	427	427	—	427	427	—
Customer database	3	660	605	55	660	440	220
Significant contracts	5	327	180	147	327	130	197
License agreements and other	3-10	493	391	102	493	343	150

Total amortizable intangible assets		$8,793	$4,177	$4,616	$8,793	$3,379	$5,414

Non-amortizable intangible assets:

Trademarks		$2,610	—	$2,610	$2,610	—	$2,610

Total non-amortizable intangible assets		$2,610	—	$2,610	$2,610	—	$2,610

Total intangible assets		$11,403	$4,177	$7,226	$11,403	$3,379	$8,024

Goodwill — June 30, 2007		$54,949
Changes in goodwill		—

Goodwill — March 31, 2008		$54,949

SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
9. Stockholders’ Equity:
Changes in stockholders’ equity during the nine months ended March 31, 2008, were as follows:

(In thousands)

Stockholders’ equity at June 30, 2007	$50,536
Issuance of stock for cash	19,482
Treasury stock purchases	(145)
Stock-based compensation	355
Net income	7,924
Dividends declared	(922)

Stockholders’ equity at March 31, 2008	$77,230

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
At March 31, 2008, our total allowance for doubtful accounts increased to approximately $1.5 million, compared to $1.3 million as of June 30, 2007. The increase is mainly due to the Company’s increase in sales volume. Accounts receivable days sales outstanding calculated on a twelve month average is 56 days at March 31, 2008 and was 54 days at June 30, 2007. On an ongoing basis, management continues to assess the quality of accounts receivable. See Note 6 in Notes to Condensed Consolidated Financial Statements.
Goodwill, Intangibles and Long-lived Assets. We assess the recoverability of the carrying value of goodwill, intangibles and long-lived assets periodically. If circumstances suggest that long-lived assets may be impaired, and a review indicates the carrying value will not be recoverable, the carrying value is reduced to its estimated fair value. As of March 31, 2008, the balance sheet includes approximately $62.2 million of goodwill and intangible assets, net, $10.0 million of fixed assets, net, and $1.6 million of deferred debt issuance costs, net. The Company has concluded that no impairment exists. Because estimating the recoverability of the carrying value of long-lived assets requires significant management judgment and our use of different estimates that we reasonably could have used would have an impact on our reported net long-lived assets, we believe the accounting estimates related to our impairment testing are “critical accounting estimates.” Management of the Company has discussed this critical accounting estimate with the audit committee of our Board of Directors, and the audit committee has reviewed the Company’s disclosure relating to this estimate in this quarterly report on Form 10-Q.

Consolidated Results of Operations
The following table compares selected financial data from the Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2008 and 2007 (dollars in thousands, except per share amounts):

	For the Three Months Ended March 31,				For the Nine Months Ended March 31,
	2008		2007		2008		2007
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent

Net sales	$65,821	100.0%	$63,235	100.0%	$190,284	100.0%	$180,782	100.0%
Gross profit	24,082	36.6%	22,831	36.1%	68,983	36.3%	64,269	35.6%
Selling, general and administrative expenses	17,750	27.0%	18,421	29.1%	53,328	28.0%	52,474	29.0%
Operating profit	6,332	9.6%	4,410	7.0%	15,655	8.2%	11,795	6.5%
Net income	3,376	5.1%	1,738	2.7%	7,924	4.2%	4,162	2.3%
Net income per share — basic	$0.27		$0.17		$0.66		$0.41
Net income per share — diluted	$0.25		$0.17		$0.61		$0.40
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
Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
Net Sales. Net sales for the fiscal quarter ended March 31, 2008 totaled $65.8 million compared to $63.2 million for the fiscal quarter ended March 31, 2007, an increase of $2.6 million, or 4.1%. The increase in net sales was primarily attributable to a $2.8 million increase in catalog group sales.

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
Gross Profit. Gross profit for the fiscal quarter ended March 31, 2008 increased $1.3 million to $24.1 million, or 36.6% of net sales, compared with $22.8 million, or 36.1% of net sales for the fiscal quarter ended March 31, 2007. The $1.3 million increase in gross profit is primarily due to a combination of a $2.8 million increase in sales volume by our catalog group, a shift toward a more profitable product mix by our road sales professionals toward the Company’s proprietary product, a 110 basis point improvement in our team dealer gross profit percentage, improvements in manufacturing efficiencies and a $324 thousand increase in freight collected.
The acquisition and manufacturing costs of inventory, the cost of shipping and handling (freight costs) and any decrease in the value of inventory due to obsolescence or lower of cost or market adjustments are included in the determination of cost of sales. Cost of sales for the fiscal quarter ended March 31, 2008 was $41.7 million, or 63.4% of net sales, compared to $40.4 million, or 63.9% of net sales for the fiscal quarter ended March 31, 2007. Cost of sales for the fiscal quarter ended March 31, 2008 consisted of $35.7 million for the purchase price of our inventory sold, $4.9 million in outbound freight costs, $242 thousand for the write-off of obsolete or damaged inventory and $892 thousand for labor and overhead costs associated with the products we manufacture.
Selling, General and Administrative Expense. Selling, general and administrative (“SG&A”) expenses for the fiscal quarter ended March 31, 2008 were $17.8 million, or 27.0% of net sales, compared with $18.4 million, or 29.1% of net sales for the fiscal quarter ended March 31, 2007. During the fiscal quarter ended March 31, 2008, SG&A expenses primarily consisted of the following:
•	personnel related expenses (including group insurance) of approximately $10.4 million;

•	advertising and catalog production expenses of approximately $1.6 million;

•	depreciation and amortization of approximately $907 thousand;

•	computer services and supplies of approximately $698 thousand;

•	rent expense of approximately $588 thousand;

•	travel expenses of approximately $509 thousand;

•	outside professional services expenses of approximately $347 thousand; and

•	bank charges and credit card fees of approximately $305 thousand.
The $671 thousand decrease in SG&A expenses we experienced during the fiscal quarter ended March 31, 2008 compared to the fiscal quarter ended March 31, 2007 was primarily attributable to a decrease in advertising and catalog production expenses of $602 thousand, a decrease in business and other miscellaneous taxes of $315 thousand, a decrease in rent expense of $118 thousand, and a decrease in legal expenses of $104 thousand. These and other reductions were partially offset by an increase of $782 thousand in personnel related expenses, including variable commission costs.

Operating Profit. Operating profit for the fiscal quarter ended March 31, 2008 increased to $6.3 million, or 9.6% of net sales, compared to operating profit of $4.4 million, or 7.0% of net sales for the fiscal quarter ended March 31, 2007. The increase in operating profit was primarily attributable to the increase in net sales and gross profit along with the reduction in SG&A expenses during the period.
Interest Expense. Interest expense for the fiscal quarter ended March 31, 2008 decreased to $974 thousand, compared to $1.7 million for the fiscal quarter ended March 31, 2007. The $733 thousand decrease in interest expense is attributable to a reduction in borrowings under the Company’s revolving credit facility. The Company had no borrowings outstanding under the Company’s revolving credit facility during the quarter ended March 31, 2008.
Income Taxes. Income tax expense for the fiscal quarter ended March 31, 2008 was $2.1 million, which is approximately 38.0% of our income before income taxes, compared to income tax expense of $1.0 million, which was approximately 36.8% of our income before income taxes for the fiscal quarter ended March 31, 2007. The increase in income tax expense was primarily attributable to the increase in operating profits before tax during the quarter ended March 31, 2008 compared to the operating profits before tax for the prior comparable period. The lower tax rate for the fiscal quarter ended March 31, 2007 was attributable to an adjustment in the state income tax rate realized during the period.
Net Income. Net income for the fiscal quarter ended March 31, 2008 increased to $3.4 million, or 5.1% of net sales, compared to net income of $1.7 million, or 2.7% of net sales for the fiscal quarter ended March 31, 2007.
Nine Months Ended March 31, 2008 Compared to Nine Months Ended March 31, 2007
Net Sales. Net sales for the nine months ended March 31, 2008 totaled $190.3 million compared to $180.8 million for the nine months ended March 31, 2007, an increase of $9.5 million, or 5.3%. The increase in net sales was primarily attributable to a $5.7 million increase in catalog group sales and a $3.8 million increase in sales from the Company’s team dealer group through its road sales force.
Gross Profit. Gross profit for the nine months ended March 31, 2008 increased $4.7 million to $69.0 million, or 36.3% of net sales, compared with $64.3 million, or 35.6% of net sales for the nine months ended March 31, 2007. The $4.7 million increase in gross profit is primarily due to a combination of an increase in sales volume from our both our catalog and team dealer groups, a shift toward a more profitable product mix by our road sales professionals toward the Company’s proprietary product, improvements in manufacturing efficiencies and a 70 basis point improvement in overall gross profit percentage.
The acquisition and manufacturing costs of inventory, the cost of shipping and handling (freight costs) and any decrease in the value of inventory due to obsolescence or lower of cost or market adjustments are included in the determination of cost of sales. Cost of sales for the nine months ended March 31, 2008 was $121.3 million, or 63.7% of net sales, compared to $116.5 million, or 64.4% of net sales for the nine months ended March 31, 2007. Cost of sales for the nine months ended March 31, 2008 consisted of $104.4 million for the purchase price of our inventory sold, $13.5 million in outbound freight costs, $861 thousand for the write-off of obsolete or damaged inventory and $2.5 million for labor and overhead costs associated with the products we manufacture.

Selling, General and Administrative Expense. SG&A expenses for the nine months ended March 31, 2008 were $53.3 million, or 28.0% of net sales, compared with $52.5 million, or 29.0% of net sales for the nine months ended March 31, 2007. During the nine months ended March 31, 2008, SG&A expenses primarily consisted of the following:
•	personnel related expenses (including group insurance) of approximately $30.9 million;

•	advertising and catalog production expenses of approximately $4.7 million;

•	depreciation and amortization of approximately $2.7 million;

•	rent expense of approximately $2.0 million;

•	computer services and supplies of approximately $1.8 million;

•	travel expenses of approximately $1.5 million;

•	legal and accounting fees of approximately $1.2 million;

•	outside professional services expenses of approximately $963 thousand;

•	bank charges of approximately $871 thousand;

•	general insurance related expenses of approximately $813 thousand; and

•	bad debt expenses of approximately $714 thousand.
The $854 thousand increase in SG&A expenses we experienced during the nine months ended March 31, 2008 compared to the nine months ended March 31, 2007 was primarily attributable to an increase in personnel related expenses, including variable commission costs, of $2.4 million to support sales growth, partially offset by a decrease of $592 thousand in bad debt expense and a decrease of $592 thousand in advertising and catalog production expenses.
Operating Profit. Operating profit for the nine months ended March 31, 2008 increased to $15.7 million, or 8.2% of net sales, compared to operating profit of $11.8 million, or 6.5% of net sales for the nine months ended March 31, 2007. The increase in operating profit was primarily attributable to the increase in net sales and gross profit, which was partially offset by the increase in SG&A expenses during the period.
Interest Expense. Interest expense for the nine months ended March 31, 2008 decreased to $3.2 million, compared to $4.4 million for the nine months ended March 31, 2007. The $1.2 million decrease in interest expense is attributable to a reduction in borrowings under the Company’s revolving credit facility. The Company had no borrowings outstanding under the Company’s revolving credit facility at March 31, 2008.
Minority Interest. Minority interest of $531 thousand for the nine months ended March 31, 2007 reflects income attributable to the prior minority ownership in Old SSG.
Income Taxes. Income tax expense for the nine months ended March 31, 2008 was $4.9 million, which is approximately 38.0% of our income before income taxes, compared to income tax expense of $2.9 million, which was approximately 38.4% of our income before income taxes for the nine months ended March 31, 2007. The increase in income tax expense is primarily attributable to the increase in operating profits before tax during the period.
Net Income. Net income for the nine months ended March 31, 2008 increased to $7.9 million, or 4.2% of net sales, compared to net income of $4.2 million, or 2.3% of net sales for the nine months ended March 31, 2007.

Liquidity and Capital Resources
Liquidity
The increase in cash and cash equivalents for the nine months ended March 31, 2008, compared to June 30, 2007, was primarily attributable to improved operating results and net income over the prior comparable period and to the Company entering into a purchase agreement (the “Purchase Agreement”) with CBT Holdings, LLC (the “Purchaser”) on July 26, 2007 whereby the Company privately sold 1,830,000 shares (the “Shares”) of its common stock for $18.3 million. The transaction was consummated on July 30, 2007. The Company used the proceeds from the private placement for the prepayment of outstanding indebtedness under the Senior Credit Facility, which is discussed below, and the payment of out-of-pocket costs and expenses of approximately $247 thousand incurred in connection with the private placement.
Operating Activities. Net cash flows from operating activities during the nine months ended March 31, 2008 provided approximately $15.1 million in cash compared to approximately $5.6 million of cash during the nine months ended March 31, 2007. The cash flows from operating activities during the nine months ended March 31, 2008 resulted primarily from net income, which represents our principal source of cash flows.
Increases in operating cash flows during the nine months ended March 31, 2008 compared to operating cash flows during the nine months ended March 31, 2007, were attributable to:
•	an increase in accounts payable of $4.7 million during the nine months ended March 31, 2008, compared to a $333 thousand decrease in accounts payable during the nine months ended March 31, 2007, which is attributable to improved management of the Company’s financial resources;

•	a decrease in prepaid income taxes of $3.1 million during the nine months ended March 31, 2008, compared to a $20 thousand increase in prepaid income taxes during the nine months ended March 31, 2007, which is primarily attributable to $1.5 million in taxes refunded; and

•	a decrease in deferred taxes of $3.9 million during the nine months ended March 31, 2008, compared to a $2.0 million decrease in deferred taxes during the nine months ended March 31, 2007, which is due primarily to the utilization of net operating loss carryforwards.
Increases in operating cash flows were partially offset by an increase in accounts receivable of $9.7 million during the nine months ended March 31, 2008, compared to a $7.3 million increase in accounts receivable during the nine months ended March 31, 2007, and an increase in inventories of $62 thousand during the nine months ended March 31, 2008, compared to a $1.6 million decrease in inventories during the nine months ended March 31, 2007.
During the nine months ended March 31, 2008, we continued integrating the operations of Old SSG with those of the Company. In that regard, the Company materially completed its efforts to consolidate its Farmers Branch, Texas distribution, warehouse and assembly facilities. As a by-product of consolidating our Farmers Branch, Texas facilities, the Company was able to reduce the (i) amount of square footage leased and (ii) the number of like SKUs we carry as well as outsource several SKUs, which, as anticipated, reduced our inventory levels and corresponding carrying costs, as well as improved inventory turns. Inventories at March 31, 2008 decreased to $32.3 million, compared to inventories of $35.6 million, a 9.3% reduction, for the nine months ended March 31, 2007.

In addition, as we combine some of our catalog brands and divisions, we have reduced the number of paper catalogs we distribute by as much as twenty-five percent and rely more heavily on our telesales and road sales professionals to grow our net sales. We believe these integration efforts will enhance our cash flows in future periods.
Investing Activities. Net cash used in investing activities during the nine months ended March 31, 2008, was $1.4 million, compared to $26.3 million of cash used in investing activities during the nine months ended March 31, 2007. Purchases of property and equipment during the nine months ended March 31, 2008 were $1.4 million. Property and equipment purchased during the nine months ended March 31, 2008 consisted primarily of computer equipment and software. Although the Company continued to incur expenditures related to the integration of the catalog operations to a single IT platform during the nine months ended March 31, 2008, the Company substantially completed the integration project on June 30, 2007. During the nine months ended March 31, 2007, the Company used approximately $24.9 million to complete its acquisition of the 26.8% of the capital stock of Old SSG that it did not already own
Financing Activities. Net cash used in financing activities during the nine months ended March 31, 2008, was $6.4 million, compared to net cash provided by financing activities of $19.9 million during the nine months ended March 31, 2007. The net decrease in cash used in financing activities during the nine months ended March 31, 2008 was primarily due to payments on notes payable and the Company’s revolving line of credit and term loan of $25.8 million.
Decreases in cash used in financing activities were partially offset by proceeds from the issuance of common stock of approximately $19.5 million.
Current assets as of March 31, 2008 were approximately $91.6 million and current liabilities were approximately $33.5 million, thereby providing the Company with working capital of approximately $58.1 million.
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
The Company’s principal external source of liquidity is its amended and restated senior secured credit facility (the “Amended Credit Agreement”) with Merrill Lynch Commercial Finance Corp., formerly known as Merrill Lynch Business Financial Services, Inc. (“MLCFC”), individually as a lender, as administrative agent, sole book runner and sole lead manager, which is collateralized by all of the assets of the Company and its wholly-owned subsidiaries.
On October 30, 2007, the Company entered into the Amended Credit Agreement with MLCFC, individually and as a lender, as administrative agent, sole book runner and sole lead manager, and Bank of America, N.A., as a lender. The Amended Credit Agreement replaces the Company’s prior Amended and Restated Credit Agreement (the “Senior Credit Facility”), dated as of November 13, 2006, by and among the Company, MLCFC and the additional lenders from time to time parties thereto. The Senior Credit Facility replaced the Company’s June 29, 2006 Credit Agreement with Merrill Lynch Capital, a division of MLCFC. The Amended Credit Agreement establishes a commitment to provide the Company with a $25.0 million secured revolving credit facility through June 1, 2010 (the “Revolving Facility”) with an accordion feature that could potentially expand total availability to $55.0 million.
On January 7, 2008, the Company entered into Amendment No. 1 To Amended and Restated Credit Agreement (“Amendment No. 1”). Amendment No. 1 amended the Amended Credit Agreement to (i) increase from $5 million to $10 million the allowed purchase, redemption, retirement, defeasance, surrender, cancellation, termination or acquisition of any shares of the Company’s common stock and (ii) change the name of the lender from Merrill Lynch Business Financial Services, Inc. to Merrill Lynch Commercial Finance Corp.
As of March 31, 2008, the Company had $0 outstanding under the Revolving Facility, thereby leaving the Company with approximately $25 million of availability under the terms of the Amended Credit Agreement.
All borrowings under the Revolving Facility will bear interest at either (a) LIBOR (London Interbank Offered Rate) plus a spread ranging from 0.75% to 1.75%, with the amount of the spread at any time based on the Company’s ratio of total debt, excluding subordinated debt, to the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) (the “Senior Leverage Ratio”) on a trailing 12-month basis, or (b) an alternative base rate equal to the MLCFC prime rate plus an additional spread ranging from -0.75% to 0.25%, with the amount of the spread at any time based on the Company’s Senior Leverage Ratio on a trailing 12-month basis.
The Revolving Facility includes covenants that require the Company to maintain certain financial ratios. The Company’s Senior Leverage Ratio on a trailing 12-month basis may not exceed 2.50 to 1.00 at any time and the Company’s ratio of EBITDA to the sum of the Company’s fixed charges (interest expense, taxes, cash dividends and scheduled principal payments) on a trailing 12-month basis (the “Fixed Charge Coverage Ratio”) must be at least 1.15 to 1.00 at all times. The Revolving Facility also limits the amount the Company can disburse for capital expenditures. At March 31, 2008, the Company was in compliance with all of its financial covenants under the Revolving Facility.
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
On July 26, 2007, the Company entered into a purchase agreement (the “Purchase Agreement”) with CBT Holdings, LLC (the “Purchaser”) whereby the Company privately sold 1,830,000 shares (the “Shares”) of its common stock for $18.3 million. The transaction was consummated on July 30, 2007. The Company used the proceeds from the private placement for the prepayment of outstanding indebtedness under the Senior Credit Facility and the payment of out-of-pocket costs and expenses incurred in connection with the private placement.
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
On July 26, 2004, the Company issued promissory notes to the former stockholders of Dixie Sporting Goods Co., Inc. (“Dixie”) in the aggregate amount of $500 thousand. Payments of principal are paid monthly and interest accrues at the rate of 4% per annum on any past due principal amount of the notes. The notes mature on July 31, 2009. Principal payments made in the fiscal quarter ended March 31, 2008 were $24.6 thousand and the remaining principal payments of $164 thousand are due through the fiscal year ending June 30, 2010.

Long-Term Financial Obligations and Other Commercial Commitments
The following table summarizes the outstanding borrowings and long-term contractual obligations of the Company at March 31, 2008, and the effects such obligations are expected to have on liquidity and cash flows in future periods.

	Payments Due by Period
		Less than			After
Contractual Obligations	Total	1 year	1 - 3 years	3 - 5 years	5 years
	(In thousands)

Long-term debt, including current portion	$50,200	$108	$50,092	$—	$—
Operating leases	6,622	2,892	3,577	148	5
Interest expense on long-term debt	5,823	2,909	2,914	—	—

Total contractual cash obligations	$62,645	$5,909	$56,583	$148	$5

Long-Term Debt and Advances Under Credit Facilities. As of March 31, 2008, we had outstanding $50 million in Notes. We maintain the Amended Credit Agreement with MLCFC. Outstanding advances under the Amended Credit Agreement totaled $0 as of March 31, 2008. Promissory notes to former stockholders of Dixie and other long-term obligations were approximately $164 thousand.
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
Off-Balance Sheet Arrangements. We do not utilize off-balance sheet financing arrangements. We do, however, finance the use of certain facilities, office and computer equipment, and automobiles under various non-cancellable operating lease agreements. At March 31, 2008, the total future minimum lease payments under various operating leases we are a party to totaled approximately $6.6 million and, as indicated in the table above, are payable through fiscal 2013.

Statement Regarding Forward-Looking Disclosure
This quarterly report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if never materialized or are proven incorrect, could cause the results of Sport Supply Group and its consolidated subsidiaries to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of net sales, gross profit margin, expenses, earnings or losses from operations, synergies or other financial items, including statements regarding ability and manner of satisfying short-term and long-term liquidity requirements; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include Sport Supply Group’s ability to integrate acquired businesses, global economic conditions, product demand, financial market performance and other risks that are described herein, as well as those items described from time to time in Sport Supply Group’s SEC reports, including Sport Supply Group’s annual report on Form 10-K for the fiscal year ended June 30, 2007. Sport Supply Group cautions that the foregoing list of important factors is not all encompassing. Any forward-looking statements included in this report are made as of the date of filing of this report with the SEC, and we assume no obligation and do not intend to update these forward-looking statements.
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
As of March 31, 2008, Sport Supply Group had $50 million in principal amount of fixed rate debt represented by the Notes and $0 of variable rate debt represented by borrowings under the Amended Credit Agreement. Based on the balance outstanding under the variable rate facilities as of March 31, 2008, an immediate change of one percentage point in the applicable interest rate would have caused an increase or decrease in interest expense of $0 on an annual basis. At March 31, 2008, up to $25 million of variable rate borrowings were available under the Revolving Facility. We may use derivative financial instruments, where appropriate, to manage our interest rate risks or risks of a declining U.S. dollar. However, as a matter of policy, Sport Supply Group does not enter into derivative or other financial investments for trading or speculative purposes. At March 31, 2008, Sport Supply Group had no such derivative financial instruments outstanding.
Foreign Currency and Derivatives. We have not used derivative financial instruments to manage foreign currency risk related to the procurement of merchandise inventories from foreign sources and we did not earn income denominated in foreign currencies. We recognized all of our revenue and pay all of our obligations in U.S. dollars. We may in the future invest in foreign currencies to reduce the foreign currency risk related to procuring merchandise inventories from foreign sources.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in §240.13a-15(e) or §240.15d-15(e) of the General Rules and Regulations of the Securities Exchange Act of 1934, as amended (the “1934 Act”)) as of the end of the period covered by this quarterly report. Based on that evaluation, management, including the CEO and CFO, has concluded that, as of March 31, 2008, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. Sport Supply Group’s management, with the participation of Sport Supply Group’s CEO and CFO, has evaluated whether any change in Sport Supply Group’s internal control over financial reporting occurred during the third quarter of fiscal 2008. Based on its evaluation, management, including the CEO and CFO, has concluded that there has been no change in Sport Supply Group’s internal control over financial reporting during the third quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
The Company is a party to various litigation matters, in most cases involving ordinary and routine claims incidental to the Company’s business. The Company cannot estimate with certainty its ultimate legal and financial liability with respect to such pending litigation matters. However, the Company believes, based on its examination of such matters, that its ultimate liability will not have a material adverse effect on its financial position, results of operations or cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Total Number
			of Shares	Approximate
			Purchased as	Dollar Value of
	Total		Part of Publicly	Shares that May
	Number of	Average	Announced	yet be Purchased
	Shares	Price Paid	Plans or	Under the Plans
	Purchased	per Share	Programs (1)	or Programs (1)

January 1 through January 31, 2008	17,900	$8.12	17,900	$9,854,676
(1)	As previously disclosed in the Company’s report on Form 8-K filed with the SEC on January 7, 2008, on January 4, 2008, the Company’s Board of Directors authorized the repurchase of up to $10.0 million worth of the Company’s common stock.

Item 6. Exhibits.
A.	Exhibits. The following exhibits are filed as part of this report:

Exhibit
Number	Description
3.1	Certificate of Incorporation of the Registrant.	Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed on September 9, 1999.

3.1.1	Certificate of Amendment to Certificate of Incorporation of Collegiate Pacific Inc.	Exhibit 3.10 to the Registrant’s Registration Statement on Form SB-2 (No. 333-34294) originally filed on April 7, 2000.

3.1.2	Amendment to Certificate of Incorporation of Collegiate Pacific Inc.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2007.

3.2	By-Laws of the Registrant.	Exhibit 2 to the Registrant’s Registration Statement on Form 8-A filed on September 9, 1999.

3.2.1	Amendment to the Bylaws of Collegiate Pacific Inc.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 14, 2007.

3.2.2	Amendment to the Bylaws of Collegiate Pacific Inc.	Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on July 2, 2007.

4.1	Specimen Certificate of Common Stock, $0.01 par value, of Sport Supply Group, Inc.	Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed on September 13, 2007.

4.2	Indenture, dated as of November 26, 2004, by and between Collegiate Pacific Inc. and The Bank of New York Trust Company N.A., as Trustee.	Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on November 29, 2004.

4.3	Form of 5.75% Convertible Senior Subordinated Note Due 2009 (included in Section 2.2 of Exhibit 4.2 to this report).	Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on November 29, 2004.

10.1	Amendment No. 1 to Amended and Restated Credit Agreement, dated January 7, 2008, by and between Sport Supply Group, Inc. and Merrill Lynch Commercial Financing Corp.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 9, 2008.

Exhibit
Number	Description
31.1	Certification of Adam Blumenfeld pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of John Pitts pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.*

32	Certification of Adam Blumenfeld and John Pitts pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SPORT SUPPLY GROUP, INC.
Dated: April 30, 2008	/s/ Adam Blumenfeld
Adam Blumenfeld, Chief Executive Officer

/s/ John Pitts
John Pitts, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
The following exhibits are filed as part of this report:

Exhibit
Number	Description
3.1	Certificate of Incorporation of the Registrant.	Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed on September 9, 1999.

3.1.1	Certificate of Amendment to Certificate of Incorporation of Collegiate Pacific Inc.	Exhibit 3.10 to the Registrant’s Registration Statement on Form SB-2 (No. 333-34294) originally filed on April 7, 2000.

3.1.2	Amendment to Certificate of Incorporation of Collegiate Pacific Inc.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2007.

3.2	By-Laws of the Registrant.	Exhibit 2 to the Registrant’s Registration Statement on Form 8-A filed on September 9, 1999.

3.2.1	Amendment to the Bylaws of Collegiate Pacific Inc.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 14, 2007.

3.2.2	Amendment to the Bylaws of Collegiate Pacific Inc.	Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on July 2, 2007.

4.1	Specimen Certificate of Common Stock, $0.01 par value, of Sport Supply Group, Inc.	Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed on September 13, 2007.

4.2	Indenture, dated as of November 26, 2004, by and between Collegiate Pacific Inc. and The Bank of New York Trust Company N.A., as Trustee.	Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on November 29, 2004.

4.3	Form of 5.75% Convertible Senior Subordinated Note Due 2009 (included in Section 2.2 of Exhibit 4.2 to this report).	Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on November 29, 2004.

10.1	Amendment No. 1 to Amended and Restated Credit Agreement, dated January 7, 2008, by and between Sport Supply Group, Inc. and Merrill Lynch Commercial Financing Corp.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 9, 2008.

Exhibit
Number	Description
31.1	Certification of Adam Blumenfeld pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of John Pitts pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Adam Blumenfeld and John Pitts pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith

**	Furnished herewith