Form 10-K
period 2008-06-30
SPORT SUPPLY GROUP, INC.
filed 2008-08-29
CIK 828747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _____  to  _____
Commission File No. 1-15289
Sport Supply Group, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-2795073
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

1901 Diplomat Drive, Farmers Branch, Texas	75234
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (972) 484-9484
Securities Registered Pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	On Which Registered
Common Stock	The Nasdaq Stock Market
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting stock of the registrant held by non-affiliates was approximately $44,372,409, based on the closing price of such voting stock on December 31, 2007, of $7.97.
At August 20, 2008, there were 12,369,560 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive fiscal 2009 Proxy Statement to be filed with the SEC.

Sport Supply Group, Inc.
FORM 10-K
Fiscal Year Ended June 30, 2008

FORM 10-K ANNUAL REPORT
This Annual Report on Form 10-K contains forward-looking statements that are based on Sport Supply Group, Inc.’s and its consolidated subsidiaries’ (“Sport Supply Group,” “we,” “us,” “our,” or the “Company”) current expectations or forecasts of future events. Actual results in future periods may differ materially from those expressed or implied by those forward-looking statements because of a number of risks and uncertainties. For a discussion of risk factors affecting Sport Supply Group’s business and prospects, see “Item 1A — Risk Factors.”
Our fiscal year ends on June 30 of each year. Accordingly, references in this report to “fiscal 2005,” “fiscal 2006,” “fiscal 2007,” “fiscal 2008,” and “fiscal 2009” refer to our fiscal years ended or ending, as the case may be, June 30, 2005, 2006, 2007, 2008 and 2009, respectively.
PART I
ITEM 1. DESCRIPTION OF BUSINESS.
Our Business
Sport Supply Group is a marketer, manufacturer and distributor of sporting goods equipment, physical education, recreational and leisure products and a marketer and distributor of soft good athletic apparel and footwear products (“soft goods”), primarily to the institutional market in the United States. The institutional market generally consists of youth sports programs, YMCAs, YWCAs, park and recreational organizations, schools, colleges, churches, government agencies, athletic teams, athletic clubs and sporting goods dealers. We offer a broad line of sporting goods and equipment, soft goods and other recreational products, and provide after-sale customer service. We currently market approximately 18.5 thousand sports related equipment products, soft goods and recreational related equipment and products to institutional, retail and Internet customers.
We sell our products directly to our institutional customers primarily through:
•	our unique, informative catalogs and fliers that we distribute to potential customers;

•	our strategically located road sales professionals;

•	our telemarketers;

•	the Internet; and

•	our appearance at trade shows and other sales events.
We market our products through the use of a customer database of over 400 thousand potential customers, our 193 person direct sales force strategically located throughout the Mid-Western and Mid-Atlantic United States, and our call centers located at our headquarters in Farmers Branch, Texas, Corona, California in the Los Angeles basin, and Richmond, Virginia. We have subdivided our mailing list into various customer profiles to help ensure that our catalogs are directed to those individuals that make the decisions to purchase the products we offer. Relevant product types and seasonal demand also subdivide the master mailing list. We regularly screen, cross check and update our customer database to maintain its accuracy and functionality. Sport Supply Group intends to distribute approximately 3.3 million catalogs and fliers from this database during fiscal 2009 as compared to approximately 3.1 million distributed during fiscal 2008.

Corporate History; Additional Information
The Company commenced operations in February 1998 when it was acquired by Michael J. Blumenfeld and Adam Blumenfeld. Michael Blumenfeld sold all of the assets of Collegiate Pacific Inc. f/k/a Nitro Sports, Inc., a company he formed in 1997 to engage in the catalog and mail order marketing of sports equipment, to the Company at cost. We changed our name to Collegiate Pacific Inc. at that time and in July 1999 reincorporated the Company as a Delaware corporation. In an effort to streamline the organizational structure of the Company’s team dealers, on January 1, 2007, the Company caused to be effected the merger of Salkeld & Sons, Inc. (“Salkeld”) with and into Kesslers Team Sports, Inc. (“Kesslers”), and the merger of CMS of Central Florida d/b/a Orlando Team Sports (“OTS”) with and into Dixie Sporting Goods Co., Inc. (“Dixie”). On June 30, 2007, the Company also caused to be effected the merger of Tomark Inc. (“Tomark”) and Sport Supply Group, Inc. (“Old SSG”) with and into Collegiate Pacific Inc. On June 30, 2007, the Company changed its name to Sport Supply Group, Inc. and, on July 1, 2007, changed its stock ticker symbol from “BOO” to “RBI.” As a result of these mergers, the Company currently has two wholly-owned subsidiaries: Kesslers Team Sports, Inc., a Delaware corporation, and Dixie Sporting Goods Co., Inc., a Virginia corporation.
Sport Supply Group’s common stock is quoted on The Nasdaq Stock Market (symbol: RBI). Our executive offices are located at 1901 Diplomat Drive, Farmers Branch, Texas 75234, and our telephone number at that location is (972) 484-9484. The Company’s fiscal year ends on June 30.
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
Corporate Strategy
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
We believe we are well positioned to grow our business because of our superior catalog design, our efficient merchandising and direct distribution capabilities, our 193 person direct sales force, our extensive product offerings, our long-term customer relationships, our superior customer service, and our superior sourcing and production capabilities. Since commencing operations in 1998, the Company’s annual net sales have grown to approximately $251 million for the fiscal year ended June 30, 2008, through a combination of internal growth and strategic acquisitions. Net sales were approximately $237 million and $224 million in fiscal 2007 and 2006, respectively. For additional information on our financial results, see “Item 8 — Financial Statements and Supplementary Data.”

Our strategic plan has included both organic growth from existing operations and growth through the acquisition of other companies. Since fiscal 2005, we have completed the following acquisitions:
Fiscal 2007
•	Old SSG in November 2006 — completed the acquisition of the remaining 26.8% of the capital stock of Old SSG that we did not already own. Old SSG was a direct marketer and Business-To-Business (“B2B”) e-commerce supplier of sporting goods and physical education equipment to the institutional and youth sports markets;
Fiscal 2006
•	Old SSG in July 2005 — acquired 53.2% of the outstanding capital stock of Old SSG in July 2005. During the second quarter of fiscal 2006, we acquired an additional 20% of the outstanding capital stock of Old SSG bringing our total ownership to 73.2%;

•	The operating assets of Team Print in August 2005 — a leading embroiderer and screen printer of sporting goods apparel and accessories, which was acquired from one of the former stockholders of Salkeld;
Fiscal 2005
•	Dixie in July 2004 — a leading supplier of soft goods and sporting goods equipment throughout the Mid-Atlantic region of the United States, with a road sales force of approximately 56 employees;

•	OTS in December 2004 — a leading supplier of soft goods and sporting goods equipment throughout the State of Florida with a road sales force of approximately 13 employees; and

•	Salkeld in May 2005 — a leading supplier of soft goods and sporting goods equipment throughout the State of Illinois, with a particular concentration in Chicago and a road sales force of approximately 13 employees.
As its primary goal, Sport Supply Group’s management seeks to optimize the collective and individual performance of these acquired businesses. We have strived to identify areas in which these businesses are unique and areas in which they overlap.
In those areas where our businesses are unique, Sport Supply Group seeks to promote and develop those unique qualities by integrating them into all of our distribution channels. As an example of this integration, Sport Supply Group has enhanced Kesslers’, Dixie’s, OTS’ and Salkeld’s existing offering of soft goods with the infusion of approximately 10,500 Sport Supply Group proprietary products into their marketing mix. Sport Supply Group has designed catalogs for Kesslers, Dixie, OTS and Salkeld that display both soft goods and sporting goods equipment.
In those areas where our businesses overlap, Sport Supply Group endeavors to integrate them to build on inherent synergies, develop collective vision and maximize cost efficiencies. An example of this effort is reflected in the integration of the Sport Supply Group, Old SSG, and Tomark manufacturing and assembly capabilities in our Farmers Branch, Texas facility and the utilization of in-house embroidery and screen print services at Team Print. We believe we can more effectively monitor the quality of products while at the same time realize cost savings for our customers.
For additional information on these acquisitions, see Note 3 in Notes to Consolidated Financial Statements.

Products and Services
We offer a broad line of sporting goods equipment, soft goods, and physical education, recreational and leisure products, which includes over 18.5 thousand products for sale. Our product lines of sporting goods include, but are not limited to, equipment and soft goods for the following sports: football; baseball; softball; basketball; volleyball; soccer; tennis; and other racquet sports. Our line of equipment for these sports includes, but is not limited to, inflatable balls, nets, batting cages, scoreboards, bleachers, weight lifting equipment, standards and goals. We also offer other recreational products including fitness equipment, camping equipment, indoor recreational games and outdoor playground equipment. We also provide after-sale customer service through toll-free numbers.
Because we believe brand recognition is important to our institutional customers, we market most of our products under trade names or trademarks owned by others or us. The following table lists our principal products and includes, but is not limited to, the various brand names under which they are sold:

Product	Brand Name

Team sports apparel (soft goods)	Nike, Rawlings, Wilson, Under Armour and Champion
Batting cages, soccer goals, basketball goals	FunNets, Mark One, MacGregor and Alumagoal
Camping and related accessories	Mark One
Tennis nets and court equipment	Edwards, Rol-Dri and Tidi-Court
Baseballs, caps, softballs, bats, gloves and accessories	Diamond, Mark One, New Era, Ryan Express, Wilson, MacGregor, Rawlings, Easton and Pro Base
Football helmets, footballs, pads and accessories	Schutt, Pro Down and Riddell
Basketballs	Mark One, Spalding, MacGregor and Voit
Physical education and recreation	Voit, Gamecraft and GSC
Exercise equipment	Champion Barbell and Brute Force
Track and field	Port-A-Pit
Team Sports Apparel (soft goods). Nike, Rawlings, Wilson, Under Armour and Champion are all leading suppliers of team sports apparel. Under the terms of non-exclusive supply arrangements we have with these manufacturers, we purchase soft goods from these manufacturers for resale to our customers and either complete the custom silk screening, embroidering and other decorating work on the soft goods in-house or through subcontractors, or arrange to have the manufacturer complete the custom decorating of the soft goods prior to shipment.
Cages, Goals and Camping Equipment. We own the registered trademarks FunNets, Mark One and Alumagoal. We also have a license agreement to use the MacGregor trademark, which permits us to manufacture, promote, sell and distribute certain products to designated customers throughout the world. The original license was acquired in February 1992 and amended in December 2000. The amended license agreement is with MacMark, Equilink and Riddell and has an original term of forty (40) years, but will automatically renew for successive forty (40) year periods unless terminated in accordance with the terms of the license. The amended and restated license requires us to pay an annual royalty based upon sales of MacGregor® branded products, with the minimum annual royalty set at $100,000. In fiscal 2008 we paid approximately $107 thousand for the MacGregor license agreement. Through our registered trademarks and license agreements, we manufacture or source from overseas manufacturers our proprietary products such as batting cages, bleachers, soccer and basketball goals and volleyball standards. We generally recognize a higher profit margin from the sale of our manufactured or imported proprietary products.

Tennis. In February 2000, we entered into an exclusive license agreement with Edwards Sports Products Limited to use the Edwards name in connection with manufacturing, selling and distributing tennis nets and court equipment worldwide, except in the United Kingdom and Ireland. We are required to pay a royalty of 4.5% of the net sales price of all Edwards products we sell. We paid Edwards a total royalty of approximately $86 thousand in fiscal 2008. This license expires in February 2011 unless earlier terminated in accordance with the terms of the license agreement. We also manufacture or source golf course and tennis court maintenance equipment from overseas manufacturers and sell them under our Rol-Dri and Tidi-Court brand names.
Baseball and Softball. Diamond, Rawlings, Easton, New Era and Wilson are leading suppliers of baseball and softball equipment. We have non-exclusive supply arrangements with Diamond and Wilson under which we acquire baseball caps, gloves, baseballs, softballs, batters’ helmets, catchers’ and umpires’ protective equipment, aluminum and wooden baseball bats, batters’ gloves and miscellaneous accessories for resale to our customers. We also manufacture or source products from overseas manufacturers and offer them to our customers under our MarkOne brand name and MacGregor licensed name. Under an exclusive agreement with New Era, a sports-licensed headwear company, Sport Supply Group acts as a single-point solution for marketing, order processing and distributing New Era products to the institutional market on behalf of New Era. During the fourth quarter of fiscal 2006, we entered into an exclusive relationship with Nolan Ryan to design and market existing and new pitching products. In fiscal 2007, we began to market our pitching machines and other related pitching equipment under the name Ryan Express. We also source baseball bases from overseas manufacturers and sell them under our Pro Base brand name.
Football. Schutt and Riddell are leading suppliers of football equipment. Under the terms of the non-exclusive supply arrangements we have with Schutt and Riddell, we purchase helmets, shoulder pads, faceguards, chin straps and related accessories in both the youth and adult markets for resale to our customers. We also manufacture or source football down markers and related accessories from overseas manufacturers and sell them under our Pro Down brand name.
Basketball. Spalding sells several different models of basketballs for men and women in both the youth and adult markets. Under the terms of the non-exclusive supply arrangement we have with Spalding, we acquire basketballs for resale to our customers. We also manufacture or source basketballs from overseas manufacturers and sell them under our MarkOne, Voit and MacGregor brand names. In December 1986, we entered into a licensing agreement with Voit Corporation, which permits us to use the Voit® trademark in connection with manufacturing, advertising and selling specified sports related equipment and products. We are required to pay annual royalties under the license.
Physical Education and Recreation. We own the Gamecraft and GSC trademarks. Through our registered trademarks and license agreements, we manufacture or source from overseas manufacturers our proprietary products such as physical education, recreational game tables, coaching equipment and gymnastics equipment.
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

Certain brand names, such as Adidas®, New Era®, Nike®, Rawlings®,Champion®, Schutt®, Spalding®, Wilson®, Under Armour®, Edwards®, Rol-Dri®, Mark One®, MacGregor®, Voit®, Alumagoal® and FunNets® are believed by Sport Supply Group to be well recognized by our customers and therefore important to the sales of these products. The Company has various other trade names under which it markets its products. Except for New Era, we do not have written supply agreements with any of our suppliers. Registered and other trademarks and trade names of Sport Supply Group’s products are italicized in this Form 10-K.
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
Our master mailing list currently includes over 400 thousand potential customers, and we intend to distribute approximately 3.3 million catalogs and fliers to this audience during fiscal 2009. We subdivided our mailing list into various combinations designed to place catalogs in the hands of the individuals making the purchasing decisions. The master mailing list is also subdivided by relevant product types, seasonal demands and customer profiles.
In addition to promoting our products through catalogs and other direct mailings, we offer our products directly to our team, institutional and corporate customers through our 193 person direct sales force. Primarily focused in the Mid-Western and the Mid-Atlantic United States, our direct sales force calls on our team, institutional and corporate accounts to promote our broad line of soft goods and sporting goods equipment. We also market our products through trade shows, telemarketing and the Internet.
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
Approximately 3.4%, 3.2% and 2.1% of our sales in fiscal 2008, 2007 and 2006, respectively, were to agencies of the United States government. Due to the acquisition of the capital stock of Old SSG, we currently have two contracts with the General Services Administration (the “GSA”) that grant us an “approved” status when attempting to make sales to military installations or other governmental agencies. The existing contracts with the GSA expire on July 31, 2009 and December 31, 2011. Under these contracts, we agree to sell approximately 250 products to United States government agencies and departments at catalog prices or at prices consistent with any discount provided to our other customers. Products sold to the United States government under the GSA contracts are always sold at our lowest offered price. In addition to the GSA contracts, the Company has an Air Force non-appropriated funds contract that allows us to sell our entire offering of catalog products. This contract expires September 30, 2008 and is expected to be renewed.

Seasonal Nature of Business; Backlog
Historically, sales of our sporting goods have experienced seasonal fluctuations. This seasonality causes our financial results to vary from quarter to quarter, which usually results in higher net sales and operating profit in our first, third and fourth fiscal quarters (July through September and January through June), with our highest net sales and operating profit usually occurring in our first fiscal quarter, and our lowest net sales and operating profit usually occurring in our second fiscal quarter (October through December). We attribute this seasonality primarily to the budgeting procedures of our customers and the seasonal demand for our products, which have historically been driven by spring and summer sports. Generally, between the months of October and December of each fiscal year, our sales are lower due to the lower level of sports activities at our institutional customer base, a higher degree of adverse weather conditions and a greater number of school recesses and major holidays. We have somewhat mitigated this sales reduction during the second quarter by marketing our products through the websites of large retailers. Retail customers order the products from the retailer’s websites and we ship the products to the retailer’s customers. We believe that our acquisitions of our team dealers (Kesslers, Dixie, OTS and Salkeld), which have a greater focus on fall and winter sports, have reduced the seasonality of our financial results. However, Old SSG’s results of operations, which follow the selling pattern of the Company’s traditional catalog operations, have and will continue to affect our financial results by increasing our operating profit in our third and fourth fiscal quarters (January through June).
Our sales are made primarily pursuant to standard purchase orders. Our backlog of unfulfilled orders as of June 30, 2008 was approximately $17.5 million as compared to $18.6 million at June 30, 2007. We anticipate our backlog will increase in fiscal 2009 and future periods as we continue to sell more soft goods, which generally have a longer lead-time for delivery — generally, six to eight weeks between order placement and delivery. Our products are either shipped directly to our customers by either our manufacturing vendors partners or by us upon our completion of all decorating work.
Manufacturing; Foreign Sourcing and Raw Materials
We are now sourcing many of the products previously manufactured by us, including products such as basketball standards, certain soccer goals, volleyball systems, badminton systems, fitness equipment, etc. Products have been sourced to both domestic and international vendors. Sourcing these products has enabled us to (i) reduce our cost of goods in many of these products, (ii) reduce our manufacturing facility costs, (iii) reduce many selling prices to our customers, (iv) improve our remaining manufacturing efficiencies by focusing on longer production runs of fewer products, and (v) focus our efforts on marketing, distribution and technology, which we believe are our strengths. Sourcing these products also requires us to carry more inventory due to the longer lead times from overseas. We believe selling products to our customers at more competitive prices will have a positive impact on our revenue base and our operating profit.
In addition, we believe many of the products we purchase from our domestic suppliers are also sourced from overseas, and we derive a significant portion of our revenues from the sale of products purchased directly from suppliers in the Far East. Accordingly, we are subject to the risks of this international component that may affect our ability to deliver products in a timely and competitive manner. These risks include:
•	shipment delays;

•	fluctuations in exchange rates that result in our suppliers charging higher prices;

•	increases in freight cost and import duties;

•	increases in import cost of goods;

•	changes in customs regulations;

•	adverse economic conditions in foreign countries;

•	social, political and economic instability;

•	acts of war and terrorism;

•	strikes by the International Longshore and Warehouse Union (the “ILWU”) (union of dock workers that move cargo, such as import containers, along the West Coast);

•	lockout of the ILWU by the Pacific Maritime Association (group of global ship owners and terminal operators); and

•	having to carry extra inventory due to long lead times for receiving products.
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
Competition
We compete principally in the institutional market with local sporting goods dealers and other direct mail companies. We compete on a number of factors, including price, relationships with customers, name recognition, product availability and quality of service. We believe we have an advantage in the institutional market over traditional sporting goods retailers because our selling prices do not include comparable price markups attributable to wholesalers, manufacturers and distributors. In addition, we believe we have an advantage over other direct mail marketers and team dealers of sporting goods because we offer a wider array of proprietary products, coupled with prompt and accessible service, at the most competitive prices.
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
Employees
We currently employ approximately 762 people on a full-time basis compared to 776 employees on a full-time basis at the end of fiscal 2007. In addition, we may hire temporary employees as seasonal increases in demand occur. Our employees are not represented by any organized labor organization or union, and we believe our relations with our employees are generally good.

ITEM 1A. RISK FACTORS.
There are many risk factors that affect Sport Supply Group’s business and the results of its operations, some of which are beyond the Company’s control. The following is a description of some of the important risk factors that may cause the actual results of Sport Supply Group’s operations in future periods to differ substantially from those currently expected or desired. Also see “Item 3 — Legal Proceedings.”
Weak general economic conditions may adversely impact our business.
The United States and other countries in which we source raw materials and finished goods are currently experiencing a general economic downturn. This downturn and any similar poor market conditions that may occur in the future may increase our cost of doing business and otherwise adversely impact our operating results. For example, a weak general economic market may, among other things, result in:
•	reduced school and other government supported budgets;

•	increased costs for raw materials and imported products; and

•	higher fuel costs and fuel surcharges imposed by our suppliers and by the third-party carriers upon which we rely to deliver our catalogs and products.
In addition, we cannot assure you that we will be able to pass increased costs on to our customers without further adversely impacting our operating results.
We are dependent on competitive pricing from our suppliers.
The general economic conditions in the United States or international countries in which we do business could affect pricing of raw materials such as metals and other commodities used by suppliers of our finished goods. For example, we import many products from China and are experiencing material price increases for many of our products. We believe these increased costs are a result of a number of factors including, but not limited to, escalating raw material and fuel costs, the devaluation of the dollar, new labor laws, labor shortages, rising wages for labor and the elimination of subsidies from the Chinese government. We cannot assure you that any price increase we incur for our products can be passed on to our customers without adversely affecting our operating results, although we aggressively make every attempt to do so.
Our success depends upon our ability to develop new, and enhance our existing relationships with, customers and suppliers.
Our success depends upon our ability to develop new, and enhance our existing relationships with, customers and suppliers. In our industry, retaining customers and developing new customers includes several risks. To address these risks, we must, among other things:
•	effectively develop new relationships and maintain and better penetrate existing relationships with our suppliers, advertisers and customers;

•	provide quality products at competitive prices;

•	respond to competitive developments;

•	attract, retain and motivate qualified personnel; and

•	anticipate and respond to merchandise trends and consumer demands.
We cannot assure you we will succeed in addressing such risks. Our failure to do so could have a material adverse effect on our business, financial condition, or results of operations in the form of lower revenues and operating profit and higher operating costs.

We may be unable to make acquisitions on attractive terms or successfully integrate them into our operations.
We expect to continue to evaluate and, where appropriate, pursue acquisition opportunities on terms our management considers favorable to us. We cannot assure you we will be able to identify suitable acquisitions in the future, or we will be able to purchase or finance these acquisitions on favorable terms or at all. In addition, we compete against other companies for acquisitions, and we cannot assure you we will be successful in the acquisition of any companies appropriate for our growth strategy. Further, we cannot assure you any future acquisitions that we make will be integrated successfully into our operations or will achieve the desired profitability.
Acquisitions involve a number of risks, including:
•	the difficulties related to assimilating the management, products, personnel, financial controls and other systems of an acquired business and to integrating distribution and information systems and other operational capabilities;

•	the difficulties related to combining previously separate businesses into a single unit;

•	the substantial diversion of management’s attention from day-to-day operations;

•	the assumption of liabilities of an acquired business, including unforeseen liabilities;

•	unanticipated costs associated with business acquisitions;

•	the failure to realize anticipated benefits, such as cost savings, revenue enhancements and profitability objectives;

•	the dilution of existing stockholders due to the issuance of equity securities, utilization of cash reserves, or incurrence of debt in order to fund the acquisitions;

•	the potential to have to write-down or write-off the value of acquired assets;

•	the potential substantial transaction costs associated with completed acquisitions or cost of pursuing acquisitions that are not completed;

•	the loss of any key personnel of the acquired company; and

•	maintaining customer, supplier or other favorable business relationships of acquired operations.
Our success depends on our ability to manage our growth.
We believe improvements in management and operational controls, and operations, financial and management information systems could be needed to manage future growth. We cannot assure you that:
•	these resources will be available, or be available in a cost-effective form, to us which will allow us to sustain growth at the same levels;

•	our current personnel, systems, procedures and controls will be adequate to support our future operations; or

•	we will identify, hire, train, motivate or manage required personnel.
Our failure to have these resources in sufficient form or quantity during a period of significant growth could have an adverse effect on our operating results.

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
In addition, our competitors may have larger technical, sales and marketing resources. Further, there are no significant technological or capital barriers to entry into the markets for many sporting goods and recreational products. Our competitors may be able to secure products from vendors on terms that are more favorable, fulfill customer orders more efficiently, or adopt more aggressive pricing or inventory availability policies. We cannot give you assurance we will compete successfully against our competitors in the future.
The weak financial conditions of some of our customers may adversely affect our business.
We monitor the credit worthiness of our customer base on an ongoing basis, and we have not experienced an abnormal increase in losses in our accounts receivable portfolio. We believe our allowances for losses adequately reflect the risk of future loss in our portfolio. However, a change in the economic condition or in the make-up of our customer base could have an adverse affect on losses associated with the credit terms we give to our customers that would adversely affect our cash flow and involve significant risks of nonpayment.
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
Seasonal demand for our products and the budgeting procedures of many of our customers cause our financial results to vary from quarter to quarter. We generally experience lower net sales and higher expenses as a percentage of sales in the second quarter of each fiscal year (October 1 - December 31) due to lower customer demand during those periods of decreased sports activities, adverse weather conditions inhibiting customer demand, holiday seasons, school recesses, and higher sales and earnings in the remaining quarters of the fiscal year.
State and local sales tax collection may affect demand for our products.
We collect and remit sales tax in states in which we have a physical presence or in which we believe nexus exists, which obligates us to collect sales tax. Other states may, from time to time, claim we have state-related activities constituting a sufficient nexus to require such collection. Additionally, many other states seek to impose sales tax collection obligations on companies that sell goods to customers in their state, or directly to the state and its political subdivisions, even without a physical presence. Such efforts by states have increased recently, as states seek to raise revenues without increasing the tax burden on residents, and one state is currently asserting such a claim against us. We rely, as do other direct mail retailers, on United States Supreme Court decisions which hold that, without Congressional authority, a state may not enforce a sales tax collection obligation on a company that has no physical presence in the state and whose only contacts with the state are through the use of interstate commerce such as the mailing of catalogs into the state and the delivery of goods by mail or common carrier. We cannot predict whether the nature or level of contacts we have with a particular state will be deemed enough to require us to collect sales tax in that state nor can we be assured that Congress or individual states will not approve legislation authorizing states to impose tax collection obligations on all direct mail and/or e-commerce transactions. A successful assertion by one or more states that we should collect sales tax on the sale of merchandise could result in substantial tax liabilities related to past sales and would result in considerable administrative burdens and costs for us and may reduce demand for our products from customers in such states when we charge customers for such taxes.
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
Accordingly, we are subject to the risks of international business, including:
•	shipment delays;

•	fluctuation in exchange rates that result in our suppliers charging higher prices;

•	increases in import duties;

•	increases in freight cost;

•	changes in customs regulations;

•	adverse economic conditions in foreign countries;

•	social, political and economic instability;

•	acts of war and terrorism;

•	strikes by the ILWU (union of dock workers that move cargo, such as import containers, along the West Coast);

•	lockout of the ILWU by the Pacific Maritime Association (group of global ship owners and terminal operators); and

•	having to carry extra inventory due to long lead times for receiving products.
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

We depend on third-party carriers to deliver our catalogs and products.
Our operations depend upon third-party carriers to deliver our catalogs and products to our customers. We ship our products using common carriers, primarily UPS and ABF. The operations of such carriers are outside our control. Accordingly, our business reputation and operations are subject to certain risks, including:
•	shipment delays caused by such carriers;

•	labor strikes by the employees of such carriers;

•	increases in shipping costs, fuel surcharges and postage rates;

•	increased catalog cost due to increased postage rates; and

•	other adverse economic conditions.
The occurrence of any one or more of the foregoing could adversely affect our business, financial condition and results of operations due to an inability to make timely shipments to our customers or by utilizing other more costly carriers or means of shipping.
We have in the past, and may continue to be subject to product liability claims if people or property are harmed by the products we sell.
Some of the products we sell have in the past, and may continue to expose us to product liability claims relating to personal injury, death, or property damage caused by such products, and may require us to take actions such as product recalls. Although we maintain liability insurance, we cannot be certain our coverage will be adequate for liabilities actually incurred or insurance will continue to be available to us on economically reasonable terms, or at all. In addition, some of our vendor agreements with our distributors, manufacturers and third party sellers do not indemnify us from product liability. The Company believes it has adequate insurance coverage in the event of a product liability claim and no reserves in excess of its insurance coverage have been established. In the event of a product liability claim exceeding the Company’s insurance coverage, the Company could suffer financial losses, which could have a material adverse effect on the operating results of the Company.
We have a material amount of goodwill and may be required to recognize future intangible impairment charges.
Approximately $60.5 million, or 36.1%, of our total assets as of June 30, 2008 represented intangible assets, the significant majority of which is goodwill. Goodwill is the amount by which the costs of an acquisition accounted for using the purchase method exceeds the fair value of the net assets we acquired. We are required to record goodwill as an intangible asset on our balance sheet.
Goodwill is tested for impairment annually in the fourth fiscal quarter, in accordance with Statement of Accounting Standards No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”). Based on the annual impairment tests performed in the fourth fiscal quarter, there was no impairment indicated for the years ended June 30, 2008, 2007 or 2006. The Company reviews amortizable intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable, in accordance with Statement of Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). If such a review should indicate the carrying amount of amortizable intangible assets is not recoverable, the Company reduces the carrying amount of such assets to fair value. The Company reviews non-amortizable intangible assets for impairment annually during the fourth fiscal quarter, or more frequently if circumstances dictate, in accordance with SFAS 144. No impairment of intangible assets was required for the years ended June 30, 2008, 2007 or 2006.

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
We rely on a variety of information technology systems in our operations and our success is largely dependent on the accuracy and proper use of these systems. In connection with managing our growth, we continually evaluate the adequacy of our systems and procedures and anticipate we will regularly need to make capital expenditures to update and modify our management information systems, including software and hardware, as we grow and the needs of our business change. The occurrence of a significant system failure, electrical or telecommunications outages or our failure to expand or successfully implement or integrate new systems, including those of businesses we have acquired or may acquire in the future, could have a material adverse effect on our results of operations.
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
A substantial number of shares of our common stock are reserved for issuance pursuant to stock options. As of June 30, 2008, we had 1,243,150 outstanding options, each to purchase one share of our common stock, issued to key employees, officers and directors under our Amended and restated 2007 Long-Term Incentive Plan (the “Amended and Restated Plan”). The options have exercise prices ranging from $3.89 per share to $14.34 per share. In addition, on July 2, 2008, approximately 303 thousand additional options were granted to certain employees of the Company. The exercise of outstanding options could have a significant adverse effect on the trading price of our common stock, especially if a significant number were to be exercised and the stock issued was immediately sold into the public market. Also, on July 10, 2008, approximately 57 thousand restricted shares of common stock were granted under the Amended and Restated Plan to certain directors and executives of the Company. The exercise of outstanding options and the vesting of restricted stock could have a dilutive impact on other shareholders by decreasing their relative ownership percentage of our outstanding common stock.
Four principal stockholders own a significant amount of our outstanding common stock.
Based on the number of outstanding shares of our common stock as of August 20, 2008, Carlson Capital LP beneficially owns 2,709,600 shares of our common stock, or 21.9%, CBT Holdings, LLC beneficially owns 2,467,826 shares of our common stock, or 20.0% (including 423,754 shares issuable upon conversion of our notes), Skystone Advisors LLC beneficially owns 1,175,504 shares of our common stock, or 9.5%, and Wellington Management Company LLP beneficially owns 1,378,507 shares of our common stock, or 11.2%. As a result, these stockholders are in a position to influence significantly the outcome of elections of our directors, the adoption, amendment or repeal of our bylaws and any other actions requiring the vote or consent of our stockholders.
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
In connection with the sale of the notes in fiscal 2005, we incurred $50 million of indebtedness. Because of this indebtedness, our principal and interest payment obligations increased substantially. The degree to which we are leveraged could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations is dependent upon our future performance, which is subject to financial, business and other factors affecting our operations, many of which are beyond our control.
On July 7, 2008 and August 13, 2008, we purchased approximately $1.5 million and $4.0 million, respectively, of our 5.75% Convertible Senior Subordinated Notes due 2009 (the “Notes”). The Notes were purchased at a discounted price of $95.25 and $95.50, respectively, per $100 value of the Notes. We paid approximately $1.4 million and $3.9 million, respectively, in principal and accrued interest.

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
Our subsidiaries are not restricted from incurring additional debt or liabilities under the indenture. In addition, we are not restricted from paying dividends, issuing, or repurchasing our securities under the indenture. If we or our subsidiaries were to incur additional debt or liabilities, our ability to pay our obligations on the notes could be adversely affected. As of June 30, 2008, we had outstanding $0 million under our revolving credit facility, $50 million from the sale of the notes, and an aggregate amount of other indebtedness and liabilities of approximately $38.4 million (excluding intercompany liabilities, which are not required to be recorded on the consolidated balance sheet in accordance with US GAAP).
We may be unable to repay, repurchase or redeem the notes.
At maturity in December 2009, the entire outstanding principal amount of the notes will become due and payable by us. Upon a fundamental change, as defined in the indenture, the holders may require us to repurchase all or a portion of the notes. We may not have enough funds or be able to arrange for additional financing to pay the principal at maturity or to repurchase the notes tendered by the holders. Our credit facility provides that a fundamental change constitutes an event of default. Future credit agreements or other agreements relating to our indebtedness might contain similar provisions. If the maturity date or a fundamental change occurs at a time when we are prohibited from repaying or repurchasing the notes, we could seek the consent of our lenders to purchase the notes or could attempt to refinance this debt. If we do not obtain the necessary consents or refinance the debt, we will be unable to repay or repurchase the notes. Our failure to repay the notes at maturity or repurchase tendered notes would constitute an event of default under the indenture, which might constitute a default under the terms of our other debt. In such circumstances, or if a fundamental change would constitute an event of default under our senior debt, the subordination provisions of the indenture would possibly limit or prohibit payments to the holders of the notes. The term “fundamental change” is limited to certain specified transactions and may not include other events that might harm our financial condition. Our obligation to offer to purchase the notes upon a fundamental change would not necessarily afford the holders of the notes protection in the event of a highly-leveraged transaction, reorganization, merger or similar transaction involving us.
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
If a fundamental change occurs and at least 90% of the consideration for the common stock in the transaction or transactions constituting the fundamental change consists of cash, holders of notes will be entitled to a make whole premium in cash in respect of notes tendered for purchase or converted in connection with the fundamental change. The amount of the make whole premium will be determined based on the date on which the fundamental change becomes effective and the share price of common stock when the transaction constituting the fundamental change occurs. While the make whole premium is designed to compensate the holders of notes for the lost option time value of notes because of a fundamental change, the amount of the make whole premium is only an approximation of the lost value and may not adequately compensate holders for such loss. In addition, if the share price of common stock at the time of the transaction constituting the fundamental change is less than $13.31 or more than $25.65, no make whole premium will be paid.
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
The price at which our common stock may be purchased on the Nasdaq Stock Market is currently lower than the conversion price of the notes and may remain lower in the future.
Our common stock trades on the Nasdaq Stock Market under the symbol “RBI.” On August 20, 2008, the last reported sale price of our common stock was $11.57 per share. The initial conversion price of the notes is approximately $14.65 per share. The market prices of our securities are subject to significant fluctuations. Such fluctuations, as well as economic conditions generally, may adversely affect the market price of our securities, including our common stock and the notes.
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
The table below provides information with respect to the principal warehouse, production and distribution facilities of the Company:

			Lease Expires
Location	Type of Facility	Square Footage	or is Owned
Farmers Branch, Texas	Warehouse, Production and Distribution	48,000	2010
Farmers Branch, Texas	Warehouse, Production and Distribution	137,600	2010
Farmers Branch, Texas	Warehouse and Fulfillment	181,000	2010
Richmond, Indiana	Warehouse, Production and Distribution	76,000	2009
Richmond, Virginia	Warehouse, Production and Distribution	37,300	2009
Corona, California	Warehouse, Production and Distribution	29,700	2009
Sanford, Florida	Warehouse, Production and Distribution	12,000	2010
Bourbonnais, Illinois	Warehouse, Production and Distribution	10,000	2009
Bourbonnais, Illinois	Embroidering and Screen Printing	16,000	2010
Anniston, Alabama	Manufacturing	35,000	Owned
Anniston, Alabama	Manufacturing	45,000	Owned
Our corporate headquarters are located within the approximately 138 thousand square feet of leased space located at 1901 Diplomat Drive, Farmers Branch, Texas. The terms of Sport Supply Group’s leases range from two to five years and most are renewable for additional periods. The Richmond, Indiana location is owned by RPD Services, Inc., an Indiana corporation f/k/a Kesslers Sport Shop, Inc., from which we acquired substantially all of its operating assets in April 2004. RPD Services, Inc. is owned by Bob Dickman, Phil Dickman and Dan Dickman, all of whom are employed by our wholly-owned subsidiary, Kesslers. The Sanford, Florida location is owned by McWeeney Smith Partnership, which is controlled by the former owners of OTS, each of which was formerly employed by our wholly-owned subsidiary, OTS. The Bourbonnais, Illinois embroidering and screen printing facility is owned by Albert A. Messier, a former stockholder of Salkeld and the former owner of our Team Print business, which we acquired in August 2005. Mr. Messier is employed by our wholly-owned subsidiary, Kesslers.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
The Company’s stockholders approved the Sport Supply Group, Inc. Amended and Restated 2007 Long-Term Incentive Plan at the Company’s special meeting of stockholders on July 10, 2008. The votes for, against and abstentions, as well as broker non-votes, were as follows:

Votes For	8,975,361
Votes Against	465,563
Abstentions	21,950
Broker Non-Votes	0

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market
Our common stock trades on the Nasdaq Stock Market under the symbol “RBI.” The Company transferred the listing of its common stock from the American Stock Exchange to the Nasdaq Stock Market on March 28, 2008. The following table sets forth the high and low sale prices for our common stock during each of the periods indicated, as reported on the Nasdaq Stock Market and the American Stock Exchange.

	Fiscal 2008		Fiscal 2007
Calendar Quarter	Low	High	Low	High

July 1 – September 30	$8.99	$10.24	$8.23	$10.75
October 1 – December 31	7.00	10.48	9.08	10.50
January 1 – March 31	7.57	12.93	7.80	9.48
April 1 – June 30	9.61	12.04	7.44	9.71
Holders
As of August 22, 2008, there were approximately 289 holders of record of our common stock, and there were 12,369,560 shares of common stock issued and outstanding.
Dividends
In fiscal 2007 and 2008, the Company paid a quarterly cash dividend of $0.025 per share. Future quarterly dividends will be paid only when, as, and if declared by our Board of Directors in its sole discretion and will be dependent upon then existing conditions, including the Company’s financial condition, results of operations, contractual restrictions, capital requirements, business prospects and such other factors as the Board deems relevant.
Issuer Purchase of Equity Securities

Total Number
			of Notes	Approximate
			Purchased as	Dollar Value of
	Total	Average	Part of Publicly	Notes that May
	Number of	Price	Announced	yet be Purchased
	Notes	Paid per	Plans or	Under the Plans
	Purchased	Note	Programs	or Programs

July 1 through July 31, 2008 (1)	101,296	$13.95	101,296	$13,516,000
August 1 through August 31, 2008 (2)	273,038	$13.99	273,038	$9,519,000

(1)	On July 7, 2008, the Company purchased approximately $1.5 million of its convertible bonds through an open market purchase. The convertible bonds were purchased at a discounted price of $95.25 per $100 value. The Company paid approximately $1.4 million in principal and accrued interest.

(2)	On August 13, 2008, the Company purchased approximately $4.0 million of its convertible bonds through an open market purchase. The convertible bonds were purchased at a discounted price of $95.50 per $100 value. The Company paid approximately $3.9 million in principal and accrued interest.

Transfer Agent, Registrar and Dividend Disbursing Agent for Common Stock
Continental Stock Transfer and Trust Company
17 Battery Place
New York, NY 10004
ITEM 6. SELECTED FINANCIAL DATA.
The following selected financial data should be read in conjunction with “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 - Financial Statements and Supplementary Data.”

	Fiscal Year Ended June 30,
	2008	2007	2006	2005	2004
	(In thousands except per share data)
Results of Operations:
Net sales	$251,394	$236,855	$224,238	$106,339	$39,562
Gross profit	91,079	83,560	75,079	35,954	13,956
Operating profit	19,700	12,690	8,312	7,303	2,847
Net income	$9,733	$3,860	$1,896	$3,601	$1,673

Earnings per common share:
Basic	$0.80	$0.38	$0.19	$0.36	$0.26

Diluted	$0.76	$0.37	$0.18	$0.35	$0.22

Number of weighted average shares outstanding:
Basic	12,123	10,235	10,182	10,031	6,325

Diluted	15,657	10,374	10,399	10,279	7,572

Cash Flow and Balance Sheet Data:
Net cash provided by (used in) operating activities	$22,884	$18,887	$(172)	$(2,862)	$153
Cash and cash equivalents	20,531	5,670	4,079	40,326	7,473
Total assets	167,695	156,592	145,721	108,596	46,736
Long-term debt	50,036	71,386	62,284	50,448	73
Cash dividends declared per common share	$0.10	$0.10	$0.10	$0.10	$0.10
Total stockholders’ equity	$79,286	$50,536	$46,588	$45,106	$32,073

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Background
Sport Supply Group is a marketer, manufacturer and distributor of sporting goods equipment, physical education, recreational and leisure products and a marketer and distributor of soft goods, primarily to the institutional market in the United States. The institutional market generally consists of youth sports programs, YMCAs, YWCAs, park and recreational organizations, schools, colleges, churches, government agencies, athletic teams, athletic clubs and dealers. We sell our products directly to our customers primarily through the distribution of our unique, informative catalogs and fliers, our strategically located road sales professionals, our telemarketers and the Internet. We offer a broad line of sporting goods and equipment, soft goods and other recreational products, as well as provide after-sale customer service. We currently market approximately 18.5 thousand sports related equipment products, soft goods and recreational related products to institutional, retail and internet customers. We market our products through the support of a customer database of over 400 thousand potential customers, our 193 person direct sales force strategically located throughout the Mid-Western and Mid-Atlantic United States, and our call centers located at our headquarters in Farmers Branch, Texas, Corona, California in the Los Angeles basin, and Richmond, Virginia.
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
Sourcing products from overseas vendors has historically enabled the Company to reduce our cost of goods in many products we sell. However, fuel and rising raw material costs and the devaluation of the United States dollar will likely increase our product costs in future periods. Sport Supply Group continues to review catalog and product pricing to offset these increases when competitively possible. We are also seeking alternative sources to reduce these cost increases.
Historically, sales of our sporting goods have experienced seasonal fluctuations. This seasonality causes our financial results to vary from quarter to quarter, which usually results in lower net sales and operating profit in the second quarter of our fiscal year (October through December) and higher net sales and operating profit in the remaining quarters of our fiscal year. We attribute this seasonality primarily to the budgeting procedures of our customers and the seasonal demand for our products, which have historically been driven by spring and summer sports. Generally, between the months of October and December of each fiscal year, there is a lower level of sports activities at our non-retail institutional customer base, a higher degree of adverse weather conditions and a greater number of school recesses and major holidays. We believe the operations of our team dealers, which have a greater focus on fall and winter sports, have reduced the seasonality of our financial results. We have also somewhat mitigated this sales reduction during the second quarter by marketing our products through the websites of large retailers. Retail customers order the products from the retailers’ websites and we ship the products to the retailers’ customers.

Sport Supply Group has begun to see results from its efforts reflected in its financial performance. Net sales for fiscal 2008 totaled $251.4 million compared to $236.9 million in fiscal 2007, an increase of $14.5 million, or 6.1%. Gross profit increased $7.5 million to $91.1 million in fiscal 2008. Gross profit percentage increased to 36.2% in fiscal 2008 from 35.3% in fiscal 2007. The $7.5 million increase in gross profit is primarily due to a combination of an increase in sales volume from both our catalog and team dealer groups, a shift toward a more profitable product mix by our road sales professionals through greater sales of the Company’s proprietary products, improvements in manufacturing efficiencies and a 90 basis point improvement in overall gross profit percentage.
Operating profit for fiscal 2008 increased to $19.7 million, or 7.8% of net sales, compared to operating profit of $12.7 million, or 5.4% of net sales, in fiscal 2007. The increase in operating profit and operating profit as a percentage of sales in fiscal 2008 reflects higher sales volume and improved gross profit percentage ($7.5 million), partially offset by higher selling, general and administrative expenses ($509 thousand).
Net sales for fiscal 2007 totaled $236.9 million compared to $224.2 million in fiscal 2006, an increase of $12.7 million, or 5.6%. Gross profit increased $8.5 million to $83.6 million in fiscal 2007. Gross profit margin increased to 35.3% in fiscal 2007 from 33.5% in fiscal 2006. The increase in our gross profit percentage in fiscal 2007 was due primarily to our catalog business, which experienced a gross profit margin of 37.2% through improved pricing discipline and higher sales of products the Company manufactures, which historically carry higher margins. Operating profit for fiscal 2007 increased to $12.7 million, or 5.4% of net sales, compared to operating profit of $8.3 million, or 3.7% of net sales, in fiscal 2006. The increase in operating profit and operating profit as a percentage of sales in fiscal 2007 reflects higher sales volume and improved gross profit percentage, partially offset by higher selling, general and administrative expenses.
During fiscal 2008, 2007, 2006, 2005 and 2004, Sport Supply Group made significant progress towards achieving its strategic objectives as follows:
•	We completed the following acquisition during fiscal 2007:
•	acquired the remaining 26.8% of the outstanding capital stock of Old SSG.
•	We completed the following two acquisitions during fiscal 2006:
•	acquired 73.2% of the outstanding capital stock of Old SSG, a direct marketer and B2B e-commerce supplier of sporting goods and physical education equipment to the institutional and youth sports markets; and

•	acquired the operating assets of Team Print, a leading embroiderer and screen printer of sporting goods apparel and accessories.
•	We completed the following three acquisitions during fiscal 2005:
•	acquired Dixie in July 2004, a leading supplier of soft goods and sporting goods equipment throughout the Mid-Atlantic region of the United States, with a road sales force of approximately 56 employees at the date of acquisition;

•	acquired OTS in December 2004, a leading supplier of soft goods and sporting goods equipment throughout the State of Florida and a road sales force of approximately 13 employees at the date of acquisition; and

•	acquired Salkeld in May 2005, a leading supplier of soft goods and sporting goods equipment throughout the State of Illinois, with a particular concentration in Chicago and a road sales force of approximately 13 employees at the date of acquisition.

•	We completed the following two acquisitions during fiscal 2004:
•	acquired Tomark in January 2004, a marketer, distributor, manufacturer and installer of sporting goods and related equipment primarily to the California institutional market with a road sales force of approximately 8 employees at the date of acquisition; and

•	acquired Kesslers in April 2004, a leading supplier of soft goods and sporting goods equipment throughout the Mid-West region of the United States, with a road sales force of approximately 85 employees at the date of acquisition.
•	Each year we expanded our football and baseball product offerings, which provide the Company with additional products for future growth opportunities.

•	Since 2005, through our acquisition of Kesslers, Dixie, OTS and Salkeld, we engaged approximately 167 road sales professionals and continued our ongoing efforts to grow net sales by directing a selection of our traditional catalog customers to our road sales professionals.

•	In fiscal 2008, we transferred the listing of our common stock to the Nasdaq Stock Market from the American Stock Exchange to provide the Company with enhanced exposure and liquidity.

•	In fiscal 2008 we successfully integrated the operations of the formerly known Collegiate Pacific Inc. onto Old SSG’s SAP ERP platform, which enhanced the Company’s operating efficiencies and technological capabilities.

•	We completed a private placement of $50.0 million of convertible senior subordinated notes in November 2004; we replaced our senior secured facility with a new senior secured credit facility providing up to $25.0 million in the aggregate of loans and other financial accommodations with an accordion feature that could potentially expand total availability to $55.0 million; and in July 2007, we sold 1,830,000 shares of our common stock in a private placement, using the proceeds to pay down the senior secured facility. These new sources of capital provide us more opportunity and flexibility to make progress toward our strategic objectives.
Consolidated Results of Operations
The following table sets forth selected financial data from the Consolidated Statements of Income for the fiscal years ended June 30, 2008, 2007 and 2006:

	Fiscal 2008		Fiscal 2007		Fiscal 2006
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Net sales	$251,394	100.0%	$236,855	100.0%	$224,238	100.0%
Gross profit	91,079	36.2%	83,560	35.3%	75,079	33.5%
Selling, general and administrative expenses	71,379	28.4%	70,870	29.9%	66,767	29.8%
Operating profit	19,700	7.8%	12,690	5.4%	8,312	3.7%
Net income	9,733	3.9%	3,860	1.6%	1,896	.8%
Net income per share — basic	$0.80		$0.38		$0.19

Net income per share — diluted	$0.76		$0.37		$0.18

Fiscal Year Ended June 30, 2008 Compared to Fiscal Year Ended June 30, 2007
Net Sales. Net sales for fiscal 2008 totaled $251.4 million compared to $236.9 million in fiscal 2007, an increase of $14.5 million, or 6.1%. The increase in net sales was primarily attributable to a $9.2 million increase in catalog group sales and a $5.4 million increase in sales from the Company’s team dealer group through its road sales force.
Gross Profit. Gross profit for fiscal 2008 increased $7.5 million to $91.1 million, or 36.2% of net sales, compared with $83.6 million, or 35.3% of net sales, in fiscal 2007. The $7.5 million increase in gross profit is primarily due to a combination of an increase in sales volume from our catalog and team dealer groups, a shift toward a more profitable product mix of the Company’s proprietary products by our road sales professionals and improvements in manufacturing efficiencies.
The acquisition and manufacturing costs of inventory, the cost of shipping and handling (freight costs) and any decrease in the value of inventory due to obsolescence or lower of cost or market adjustments are included in the determination of cost of sales. Cost of sales for fiscal 2008 was $160.3 million, or 63.8% of net sales, compared to $153.3 million, or 64.7% of net sales, in fiscal 2007. Cost of sales for fiscal 2008 consisted of $138.0 million for the purchase price of our inventory sold, $18.0 million in outbound freight costs, $958 thousand for the reserve of obsolete or damaged inventory and $3.3 million for labor and overhead costs associated with the products we manufacture.
Selling, General and Administrative Expense. Selling, general and administrative (“SG&A”) expenses for fiscal 2008 were $71.4 million, or 28.4% of net sales, compared with $70.9 million, or 29.9% of net sales, in fiscal 2007. During fiscal 2008, SG&A expenses primarily consisted of the following:
•	personnel and group insurance related expenses (including group insurance) of approximately $41.1 million;

•	advertising and catalog production expenses of approximately $6.5 million;

•	depreciation and amortization of approximately $3.6 million;

•	rent expense of approximately $2.6 million;

•	computer services and supplies of approximately $2.6 million;

•	travel expenses of approximately $2.0 million;

•	legal and accounting fees of approximately $1.6 million;

•	outside professional services expenses of approximately $1.3 million;

•	bank and credit card processing charges of approximately $1.2 million;

•	general insurance related expenses of approximately $1.0 million; and

•	bad debt expenses of approximately $1.0 million.

The $509 thousand increase in SG&A expenses the Company experienced during fiscal 2008 compared to fiscal 2007 was primarily attributable to an increase in personnel related expenses, including variable commission costs, of $3.1 million to support sales growth, partially offset by a decrease of $1.1 million in advertising and catalog production expenses, a decrease of $608 thousand in sales, use, and general business tax expense primarily related to the collections and remittances of sales taxes that were incorrect in years prior to 2007, and a decrease of $555 thousand related to legal and accounting fees.
Operating Profit. Operating profit for fiscal 2008 increased to $19.7 million, or 7.8% of net sales, compared to operating profit of $12.7 million, or 5.4% of net sales, in fiscal 2007. The increase in operating profit and operating profit as a percentage of sales in fiscal 2008 reflects higher sales volume and improved gross profit percentage, partially offset by higher selling, general and administrative expenses.
Interest Expense. Interest expense for fiscal 2008 decreased to $4.1 million, compared to $6.0 million in fiscal 2007. The $1.9 million decrease in interest expense is attributable to reduced borrowings under the Company’s revolving credit facility. The Company had no borrowings outstanding under the Company’s revolving credit facility at June 30, 2008.
Minority Interest. Minority interest of $531 thousand for fiscal 2007 reflects income attributable to the prior minority ownership in Old SSG.
Income Taxes. Income tax expense for fiscal 2008 was $6.3 million, which is approximately 39.2% of our income before income taxes, compared to $2.6 million, which was approximately 37.5% of our income before income taxes for fiscal 2007. The increase in income tax expense is primarily attributable to the increase in operating profit before tax during the period.
Net Income. Net income for fiscal 2008 increased to $9.7 million, or 3.9% of net sales, compared to net income of $3.9 million, or 1.6% of net sales, in fiscal 2007.
Fiscal Year Ended June 30, 2007 Compared to Fiscal Year Ended June 30, 2006
Net Sales. Net sales for fiscal 2007 totaled $236.9 million compared to $224.2 million in fiscal 2006, an increase of $12.7 million, or 5.7%. The increase in net sales was primarily attributable to an increase in catalog and consumer direct Internet sales of $4.4 million, an increase in the sale of soft goods and sporting equipment through our road sales force of $5.8 million, and an increase in freight collected from our customers and installation revenue of $2.4 million.
Gross Profit. Gross profit for fiscal 2007 increased $8.5 million to $83.6 million, or 35.3% of net sales, compared with $75.1 million, or 33.5% of net sales, in fiscal 2006. The $8.5 million increase in gross profit is primarily due to a combination of an increase in sales volume, a more profitable customer and better product mix.
Total cost of sales for fiscal 2007 was $153.3 million, or 64.7% of net sales, compared to $149.2 million, or 66.5% of net sales, in fiscal 2006. Total cost of sales for fiscal 2007 consisted of $131.3 million for the acquisition cost of our inventory, $16.9 million in freight costs, $1.8 million for the write-off of obsolete or damaged inventory and $3.3 million for labor and overhead costs associated with the products we manufacture.
Selling, General and Administrative Expense. SG&A expenses for fiscal 2007 were $70.9 million, or 29.9% of net sales, compared with $66.8 million, or 29.8% of net sales, in fiscal 2006. During fiscal 2007, SG&A expenses primarily consisted of the following:
•	personnel and group insurance related expenses of approximately $38.0 million;

•	advertising and catalog production expenses of approximately $7.6 million;

•	depreciation and amortization of approximately $3.3 million;

•	rent expense of approximately $2.7 million;

•	computer services and supplies of approximately $2.3 million;

•	legal and accounting fees of approximately $2.2 million;

•	travel expenses of approximately $2.1 million;

•	bank and credit card processing charges of approximately $1.1 million;

•	bad debt expenses of approximately $1.1 million;

•	general insurance related expenses of approximately $852 thousand;

•	Sarbanes-Oxley related compliance costs of approximately $635 thousand; and

•	sales tax expenses of $871 thousand.
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
Income Taxes. Income tax expense for fiscal 2007 was $2.6 million, which is approximately 37.5% of our income before income taxes, compared to $1.6 million, which was approximately 39.0% of our income before income taxes for fiscal 2006. The increase in income tax expense was primarily attributable to the increase in operating profit before tax during the period. The rate decrease in fiscal 2007 as compared to fiscal 2006 was due to alternative minimum tax in 2006 and a state tax rate change in fiscal 2007.
Net Income. Net income for fiscal 2007 increased to $3.9 million, or 1.6% of net sales, compared to net income of $1.9 million, or 0.8% of net sales, in fiscal 2006.

Liquidity and Capital Resources
Liquidity
The following table summarizes our ending cash and cash equivalents and the results of our consolidated statements of cash flows for the past three fiscal years:

	June 30,	June 30,	June 30,
(dollars in thousands)	2008	2007	2006
Cash and cash equivalents	$20,531	$5,670	$4,079
Net cash flow provided by (used in):
Operating activities	$22,884	$18,887	$(172)
Investing activities	(1,723)	(27,887)	(46,089)
Financing activities	(6,300)	10,591	10,014
Net increase (decrease) in cash and cash equivalents	$14,861	$1,591	$(36,247)
The increase in cash and cash equivalents for fiscal 2008, compared to fiscal 2007, was primarily attributable to improved operating results and net income over the prior comparable period and to the Company’s private sale of 1,830,000 shares of its common stock to CBT Holdings, LLC (“CBT Holdings”) for $18.3 million on July 30, 2007. The Company used the proceeds from the private placement for the prepayment of outstanding indebtedness under the Senior Credit Facility, which is discussed below, and the payment of out-of-pocket costs and expenses of approximately $247 thousand incurred in connection with the private placement. The increase in cash for fiscal 2007, as compared to fiscal 2006, was primarily attributable to increased net income, improved inventory management and borrowings against the line of credit. This was partially offset by a subsequent repayment of funds borrowed to consummate the acquisition of the remaining 26.8% of the capital stock of Old SSG. The decrease in cash in fiscal 2006, as compared to fiscal 2005, was primarily attributable to the acquisitions of Old SSG and Team Print.
Operating Activities. Net cash flows from operating activities during fiscal 2008, 2007 and 2006 resulted primarily from net income, which represents our principal source of cash. Increases in operating cash flows during fiscal 2008 compared to operating cash flows during fiscal 2007, were attributable to:
•	net income of $9.7 million during fiscal 2008, compared to $3.9 million in fiscal 2007, which is attributable to increased sales for both the team dealer and catalog groups, increased gross profit resulting from a shift toward a more profitable product mix by our road sales professionals through greater sales of the Company’s proprietary products, improvements in manufacturing efficiencies, a 90 basis point improvement in overall gross profit percentage, and improved management of the company’s SG&A expenses;

•	an increase in accounts payable of $5.0 million during fiscal 2008, compared to a $1.4 million increase in accounts payable during fiscal 2007, which is attributable to improved management of the Company’s financial resources;

•	a decrease in prepaid income taxes of $3.9 million during fiscal 2008, compared to a $1.6 million increase in prepaid income taxes during fiscal 2007, which is primarily attributable to $1.8 million in taxes refunded; and
Increases in operating cash flows were partially offset by an increase in accounts receivable of $3.9 million during fiscal 2008, compared to a $1.2 million increase in accounts receivable during fiscal 2007, and an increase in inventories of $4.1 million during fiscal 2008, compared to a $4.9 million decrease in inventories during fiscal 2007.
During fiscal 2008, we continued integrating the operations of Old SSG with those of the Company. In that regard, we materially completed our efforts to consolidate its Farmers Branch, Texas distribution, warehouse and assembly facilities. As a by-product of consolidating our Farmers Branch, Texas facilities, we were able to reduce the (i) amount of square footage leased and (ii) the number of like SKUs we carry as well as outsource several SKUs, which, as anticipated, improved inventory turns.

In addition, as we combine some of our catalog brands and divisions, we have reduced the number of paper catalogs we distribute by as much as twenty-five percent and rely more heavily on our telesales, Internet sales and road sales professionals to grow our net sales. We believe these integration efforts will enhance our cash flows in future periods.
Investing Activities. Net cash used in investing activities during fiscal 2008 was $1.7 million, compared to $27.9 million of cash used in investing activities during fiscal 2007. Purchases of property and equipment during fiscal 2008 were $1.7 million and consisted primarily of computer equipment and software. Although the Company continued to incur expenditures related to the integration of the catalog operations to a single IT platform during fiscal 2008, the Company substantially completed the integration project on June 30, 2007. During fiscal 2007, the Company used approximately $24.9 million to complete its acquisition of the 26.8% of the capital stock of Old SSG that it did not already own.
Financing Activities. Net cash used in financing activities during fiscal 2008 was $6.3 million, compared to net cash provided by financing activities of $10.6 million during fiscal 2007. The net decrease in cash used in financing activities during fiscal 2008 was primarily due to payments on notes payable and the Company’s revolving line of credit and term loan of $25.9 million.
Decreases in cash used in financing activities were partially offset by proceeds from the issuance of common stock of approximately $19.5 million.
Current assets as of June 30, 2008 were approximately $96.0 million and current liabilities were approximately $34.4 million, thereby providing the Company with working capital of approximately $61.6 million.
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
Under the terms of a Registration Rights Agreement the Company entered into with the holders of the Notes, the Company was required to file a registration statement on Form S-3 with the SEC for the registration of the Notes and the shares issuable upon conversion of the Notes (the “Registration Statement”). On February 28, 2006, the SEC declared the Registration Statement effective.

The Company’s principal external source of liquidity is its $25 million amended and restated senior secured credit facility (the “Amended Credit Agreement”) with Merrill Lynch Commercial Finance Corp., formerly known as Merrill Lynch Business Financial Services, Inc. (“MLCFC”), individually as a lender, as administrative agent, sole book runner and sole lead manager, which is collateralized by all of the assets of the Company and its wholly-owned subsidiaries.
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
On July 30, 2008, the Company entered into Amendment No. 2 To Amended and Restated Credit Agreement (“Amendment No. 2”). Amendment No. 2 amended the Amended Credit Agreement to permit the repurchase of up to $15.0 million of Notes.
As of June 30, 2008, the Company had $0 outstanding under the Revolving Facility, thereby leaving the Company with approximately $25 million of availability under the terms of the Amended Credit Agreement.
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
The Revolving Facility includes covenants that require the Company to maintain certain financial ratios. The Company’s Senior Leverage Ratio on a trailing 12-month basis may not exceed 2.50 to 1.00 at any time and the Company’s ratio of EBITDA to the sum of the Company’s fixed charges (interest expense, taxes, cash dividends and scheduled principal payments) on a trailing 12-month basis (the “Fixed Charge Coverage Ratio”) must be at least 1.15 to 1.00 at all times. The Revolving Facility also limits the amount the Company can disburse for capital expenditures. At June 30, 2008, the Company was in compliance with all of its financial covenants under the Revolving Facility.
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
On July 30, 2007, the Company privately sold 1,830,000 shares of its common stock to CBT Holdings for $18.3 million. The Company used the proceeds from the private placement for the prepayment of outstanding indebtedness under the Senior Credit Facility and the payment of out-of-pocket costs and expenses incurred in connection with the private placement.
Pursuant to the purchase agreement under which the private placement was made, the Company agreed to file a registration statement on Form S-3, registering the shares for resale, and would have been subject to certain penalties if the registration statement was not declared effective within 270 days of July 30, 2007. The registration statement was declared effective on October 18, 2007. Also pursuant to the purchase agreement under which the private placement was made, the Company will be subject to certain penalties if the registration statement is unavailable under certain conditions.
In addition, for so long as CBT Holdings owns not less than 600,000 of the shares, it will have certain rights with respect to access to Company management, the ability to designate a representative who is reasonably acceptable to the Company to attend in a non-voting, observer capacity, the meetings of the Company’s Board of Directors and its committees, and the ability to require that the Company’s Board of Directors nominate a designee chosen by CBT Holdings and who is otherwise reasonably acceptable to the Company and further recommend to the Company’s stockholders the election of such nominee to the Company’s Board of Directors.
On July 26, 2004, the Company issued promissory notes to the former stockholders of Dixie in the aggregate amount of $500 thousand. Payments of principal are paid monthly and interest accrues at the rate of 4% per annum on any past due principal amount of the notes. The notes mature on July 31, 2009. Principal payments made in fiscal year 2008 were $98 thousand and the remaining principal payments of $106 thousand are due through the fiscal year ending June 30, 2010.

Long-Term Financial Obligations and Other Commercial Commitments
The following table summarizes the outstanding borrowings and long-term contractual obligations of the Company at June 30, 2008, and the effects such obligations are expected to have on liquidity and cash flows in future periods.

	Payments due by Period
		Less than			After
Contractual Obligations	Total	1 year	1 - 3 years	3 - 5 years	5 years
	(dollars in thousands)

Long-term debt, including current portion	$50,144	$108	$50,036	$—	$—
Operating leases	6,570	3,086	3,305	179	—
Interest expense on long-term debt	4,375	2,908	1,467	—	—

Total contractual cash obligations	$61,089	$6,102	$54,808	$179	$—

Purchase Commitments. The Company currently has no purchase commitments.
Long-Term Debt and Advances Under Credit Facilities. As of June 30, 2008, we had $50 million in Notes outstanding. We maintain the Amended Credit Agreement with MLCFC. Outstanding advances under the Amended Credit Agreement totaled $0 as of June 30, 2008. Promissory notes to former stockholders of Dixie and other long-term obligations were approximately $106 thousand.
We believe the Company’s borrowings under the Revolving Facility, cash on hand and cash flows from operations will satisfy its respective short-term and long-term liquidity requirements. The Notes mature in December 2009. In the absence of these notes converting into shares of the Company’s common stock, it is our intent to pay off as much of the debt as possible with cash flows from operations and refinance the remaining balance with additional bank debt or the public or private sale of debt or equity securities. There can be no assurance that a refinancing will be available or that, if available, such refinancing will be available on acceptable terms.
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
Off-Balance Sheet Arrangements. We do not utilize off-balance sheet financing arrangements. We do, however, finance the use of certain facilities, office and computer equipment, and automobiles under various non-cancellable operating lease agreements. At June 30, 2008, the total future minimum lease payments under various operating leases we are a party to totaled approximately $6.6 million and, as indicated in the table above, are payable through fiscal 2013.
Subsequent Events
On July 7, 2008 and August 13, 2008, the Company purchased approximately $1.5 million and $4.0 million, respectively, of the Notes. The Notes were purchased at a discounted price of $95.25 and $95.50, respectively, per $100 value of the Notes. The Company paid approximately $1.4 million and $3.9 million, respectively, in principal and accrued interest.

Recent Accounting Pronouncements
See Note 2 in Notes to Consolidated Financial Statements.
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
Critical Accounting Policies and Estimates
Sport Supply Group’s discussion and analysis of its financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with US GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures of contingent assets and liabilities.
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
Allowance for Doubtful Accounts. We evaluate the collectibility of accounts receivable based on a combination of factors. In circumstances where there is knowledge of a specific customer’s inability to meet its financial obligations, a specific allowance is provided to reduce the net receivable to the amount that is reasonably believed to be collectible. For all other customers, allowances are established based on historical bad debts, customer payment patterns and current economic conditions. The establishment of these allowances requires the use of judgment and assumptions regarding the potential for losses on receivable balances. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required resulting in an additional charge to expenses when made. Because estimating our uncollectible accounts requires significant management judgment, we believe the accounting estimate related to our allowance for doubtful accounts is a “critical accounting estimate.” Management of the Company has discussed this critical accounting estimate with the audit committee of our Board of Directors, and the audit committee has reviewed the Company’s disclosure relating to this estimate in this Annual Report on Form 10-K.

At June 30, 2008, our total allowance for doubtful accounts remained at approximately $1.3 million, compared to $1.3 million as of June 30, 2007. Accounts receivable days sales outstanding calculated on a twelve month average was 55 and 54 days at June 30, 2008 and 2007, respectively. On an ongoing basis, management continues to assess the quality of accounts receivable. See Note 2 in Notes to Condensed Consolidated Financial Statements.
Goodwill, Intangibles and Long-lived Assets. We assess the recoverability of the carrying value of goodwill, intangibles and long-lived assets periodically. If circumstances suggest long-lived assets may be impaired, and a review indicates the carrying value will not be recoverable, the carrying value is reduced to its estimated fair value. As of June 30, 2008, the balance sheet includes approximately $60.5 million of goodwill and intangible assets, net, $9.7 million of fixed assets, net, and $1.4 million of deferred debt issuance costs. The Company has concluded no impairment exists. Because estimating the recoverability of the carrying value of long-lived assets requires significant judgment and the use of estimates, we believe the accounting estimates related to our impairment testing are “critical accounting estimates.” Management of the Company has discussed this critical accounting estimate with the audit committee of our Board of Directors, and the audit committee has reviewed the Company’s disclosure relating to this estimate in this Annual Report on Form 10-K.
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
Impact of Inflation and Changing Prices
The inflation rate, as measured by the United States Consumer Price Index, has been relatively low in the last few years and, therefore, pricing decisions by Sport Supply Group have largely been influenced by competitive market conditions. However, recent economic indicators have suggested that inflation is increasing at a substantial rate, and the Company will have to consider this in future pricing decisions, especially in determining freight rates to bill its customers. Depreciation expense is based on the historical cost to Sport Supply Group of its fixed assets and, therefore, is considerably less than it would be if it were based on current replacement cost. While buildings, machinery and equipment acquired in prior years will ultimately have to be replaced at significantly higher prices, it is expected this will be a gradual process over many years.

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
As of June 30, 2008, Sport Supply Group had $50 million in principal amount of fixed rate debt represented by the Notes and $0 of variable rate debt represented by borrowings under the Amended Credit Agreement. At June 30, 2008, up to $25 million of variable rate borrowings were available under the Revolving Facility. We may use derivative financial instruments, where appropriate, to manage our interest rate risks or risks of a declining United States dollar. However, as a matter of policy, Sport Supply Group does not enter into derivative or other financial investments for trading or speculative purposes. At June 30, 2008, Sport Supply Group had no such derivative financial instruments outstanding.
Foreign Currency and Derivatives
We have not used derivative financial instruments to manage foreign currency risk related to the procurement of merchandise inventories from foreign sources, and we did not earn income denominated in foreign currencies. We make all of our sales and pay all of our obligations in United States dollars. We may in the future invest in foreign currencies or pay obligations in foreign currencies to reduce the foreign currency risk related to procuring merchandise inventories from foreign sources.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm
The Stockholders and Board of Directors
Sport Supply Group, Inc. and Subsidiaries:
We have audited the accompanying consolidated balance sheets of Sport Supply Group, Inc. (a Delaware corporation) and Subsidiaries as of June 30, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2008. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sport Supply Group, Inc. and Subsidiaries as of June 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the Company recorded a cumulative effect adjustment as of July 1, 2006, in connection with the adoption of SEC Staff Accounting Bulletin No. 108, “Considering the Effect of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”
Dallas, Texas
August 28, 2008

SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
	2008	2007
	(In thousands, except share
	and per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,531	$5,670
Accounts receivable, net of allowance for doubtful accounts of $1,320 and $1,296, respectively	34,060	31,154
Inventories, net	36,318	32,241
Current portion of deferred income taxes	3,866	3,790
Prepaid income taxes	—	3,208
Prepaid expenses and other current assets	1,203	1,380

Total current assets	95,978	77,443
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $7,576 and $4,986, respectively	9,715	10,678
DEFERRED DEBT ISSUANCE COSTS, net of accumulated amortization of $2,978 and $2,035, respectively	1,389	2,309
INTANGIBLE ASSETS, net of accumulated amortization of $4,431 and $3,379, respectively	6,972	8,024
GOODWILL	53,543	54,949
DEFERRED INCOME TAXES	—	3,045
OTHER ASSETS, net	98	144

Total assets	$167,695	$156,592

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$21,183	$16,167
Accrued liabilities	11,842	10,318
Dividends payable	309	259
Accrued interest	240	291
Current portion of long-term debt	108	3,608
Income taxes payable	677	—
Deferred tax liability	—	129

Total current liabilities	34,359	30,772
DEFERRED INCOME TAX LIABILITIES	4,014	3,898
NOTES PAYABLE AND OTHER LONG-TERM DEBT	50,036	71,386

Total liabilities	88,409	106,056
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 12,465,986 and 10,440,586 shares issued and 12,362,060 and 10,354,560 shares outstanding, respectively	125	104
Additional paid-in capital	64,648	44,276
Retained earnings	15,316	6,813
Treasury stock at cost, 103,926 and 86,026 shares, respectively	(803)	(657)

Total stockholders’ equity	79,286	50,536

Total liabilities and stockholders’ equity	$167,695	$156,592

The accompanying notes are an integral part of these consolidated financial statements.

SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the fiscal years ended June 30,
	2008	2007	2006
	(In thousands, except share and per share data)
Net sales	$251,394	$236,855	$224,238
Cost of sales	160,315	153,295	149,159

Gross profit	91,079	83,560	75,079

Selling, general and administrative expenses	71,379	70,870	66,767

Operating profit	19,700	12,690	8,312

Other income (expense):
Interest income	290	191	117
Interest expense	(4,105)	(6,002)	(4,545)
Other income	124	146	223

Total other expense	(3,691)	(5,665)	(4,205)

Income before minority interest in income of consolidated subsidiary and income taxes	16,009	7,025	4,107

Income tax provision	6,276	2,634	1,603
Minority interest in income of consolidated subsidiary, net of tax	—	531	608

Net income	$9,733	$3,860	$1,896

Weighted average number of shares outstanding:
Basic	12,122,765	10,235,308	10,182,428

Diluted	15,656,672	10,373,907	10,399,130

Net income per common share — basic	$0.80	$0.38	$0.19

Net income per common share — diluted	$0.76	$0.37	$0.18

Dividends declared per common share	$0.10	$0.10	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the fiscal years ended June 30, 2008, 2007 and 2006

			ADDITIONAL
	COMMON STOCK		PAID-IN	RETAINED	TREASURY STOCK
	SHARES	AMOUNT	CAPITAL	EARNINGS	SHARES	AMOUNT	TOTAL
	(In thousands, except share data)

Balances at July 1, 2005	10,205,775	102	41,911	3,750	86,026	(657)	45,106

Issuance of stock for cash	22,950	—	185	—	—	—	185
Stock based compensation	—	—	60	—	—	—	60
Issuance of stock for business acquisitions	86,461	1	1,006	—	—	—	1,007
Dividends	—	—	—	(1,020)	—	—	(1,020)
Net income	—	—	—	1,896	—	—	1,896

Balances at June 30, 2006	10,315,186	103	43,162	4,626	86,026	(657)	47,234
SAB No 108 cummulative effect adjustment (Note 2 )	—	—	—	(646)	—	—	(646)

Adjusted balances at July 1, 2006	10,315,186	103	43,162	3,980	86,026	(657)	46,588

Issuance of stock for cash	125,400	1	607	—	—	—	608
Dividends	—	—	—	(1,027)	—	—	(1,027)
Tax benefit related to the exercise of stock options	—	—	507		—	—	507
Net income	—	—	—	3,860	—	—	3,860

Balances at June 30, 2007	10,440,586	$104	$44,276	$6,813	86,026	$(657)	$50,536

Issuance of stock for cash, net of offering costs of $200	2,025,400	21	19,499	—	—	—	19,520

Treasury stock purchases	—	—	—	—	17,900	(146)	(146)

Stock based compensation	—	—	494	—	—	—	494
Dividends	—	—	—	(1,230)	—	—	(1,230)
Tax benefit related to the exercise of stock options	—	—	379	—	—	—	379
Net income	—	—	—	9,733	—	—	9,733

Balances at June 30, 2008	12,465,986	$125	$64,648	$15,316	103,926	$(803)	$79,286

The accompanying notes are an integral part of this consolidated financial statement.

SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2008	2007	2006
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,733	$3,860	$1,896
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Provision for uncollectible accounts receivable	1,028	1,099	982
Depreciation and amortization expense	3,738	3,479	3,436
Amortization of deferred debt issuance costs	943	959	683
Loss on disposition of property and equipment	—	—	60
Deferred tax expense	4,362	2,542	1,060
Stock-based compensation expense	494	—	60
Minority interest in consolidated subsidiary	—	531	608
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable	(3,934)	(1,249)	(2,793)
Inventories	(4,077)	4,944	(2,083)
Prepaid income taxes and income taxes payable	3,885	(1,601)	(962)
Prepaid expenses and other current assets	177	819	(1,248)
Other assets, net	46	(313)	(145)
Accounts payable	5,016	1,365	(1,338)
Accrued liabilities and accrued interest	1,473	2,452	(388)

Net cash provided by (used in) operating activities	22,884	18,887	(172)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,723)	(2,980)	(1,694)
Cash used in business acquisitions, net of cash acquired of $0, $0 and $864, respectively	—	(24,907)	(44,395)

Net cash used in investing activities	(1,723)	(27,887)	(46,089)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred debt issuance cost	(23)	—	—
Proceeds from bank line of credit	1,015	34,935	174,895
Payments on notes payable and line of credit	(25,865)	(24,435)	(164,046)
Cash paid for treasury shares	(146)	—	—
Payment of dividends	(1,180)	(1,024)	(1,020)
Tax benefit related to the exercise of stock options	379	507	—
Proceeds from issuance of common stock	19,520	608	185

Net cash provided by (used in) financing activities	(6,300)	10,591	10,014

Net change in cash and cash equivalents	14,861	1,591	(36,247)
Cash and cash equivalents, beginning of year	5,670	4,079	40,326

Cash and cash equivalents, end of year	$20,531	$5,670	$4,079

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$3,181	$5,041	$3,795

Cash paid (refunded) for income taxes	$(1,752)	$1,378	$1,612

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES (See Note 3 for non-cash acquisition disclosures)
The accompanying notes are an integral part of these consolidated financial statements.

1. General:
Sport Supply Group, Inc. (“Sport Supply Group,” f.k.a. Collegiate Pacific Inc.) was incorporated on April 10, 1997 and commenced business in February 1998. Sport Supply Group is a Delaware corporation and is a marketer, manufacturer and distributor of sporting goods equipment, physical education, recreational and leisure products and a marketer and distributor of soft good athletic apparel and footwear products (“soft goods”), primarily to the institutional market in the United States. The institutional market generally consists of youth sports programs, YMCAs, YWCAs, park and recreational organizations, schools, colleges, churches, government agencies, athletic teams, athletic clubs and sporting goods dealers. Sport Supply Group offers its products directly to its customers primarily through the distribution of its unique, informative catalogs and fliers, its strategically located road sales professionals, its telemarketers, various sales events and the Internet.
2. Summary of Significant Accounting Policies:
Consolidation. The consolidated financial statements include the balances and results of operations of Sport Supply Group and its subsidiaries, Kesslers Team Sports, Inc. (“Kesslers”) and Dixie Sporting Goods Co., Inc. (“Dixie”) (Sport Supply Group, together with Kesslers and Dixie are generally referred to herein as the “Company”). All intercompany balances and transactions have been eliminated in consolidation.
Cash and Cash Equivalents. The Company includes as cash and cash equivalents all investments with maturities of three months or less at the date of purchase.
Financial Instruments and Credit Risk Concentrations. Financial instruments, which are potentially subject to concentrations of credit risk, consist principally of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The Company places cash deposits with high credit, quality financial institutions to minimize risk. Accounts receivable are unsecured. The carrying value of these financial instruments approximates their fair value due to their short-term nature or their index tied to market rates. The fair value of the Convertible Senior Subordinated Notes due 2009 (the “Notes”) was less than the carrying value of such debt by $2.9 million and $9.5 million at June 30, 2008 and 2007, respectively.
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

Changes in the Company’s allowance for doubtful accounts for the fiscal years ended June 30, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
	(In thousands)
Balance at beginning of period	$1,296	$1,496	$1,042
Provision for uncollectible accounts receivable	1,028	1,099	982
Accounts written off, net of recoveries	(1,004)	(1,299)	(528)

Balance at end of period	$1,320	$1,296	$1,496

Included in accounts receivable is $5.9 million of unbilled receivables at June 30, 2008.
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
Property and Equipment. Property and equipment includes office equipment, furniture and fixtures, warehouse and manufacturing equipment, leasehold improvements and vehicles. These assets are stated at cost and are depreciated over their estimated useful lives of 2 to 20 years using the straight-line method. The cost of maintenance and repairs is expensed as incurred and significant renewals and betterments that extend the assets’ useful lives are capitalized.
Intangible Assets. The Company has made significant acquisitions and as a result has acquired certain identifiable intangible assets in conjunction with those acquisitions. Intangibles, such as license agreements, customer relationships, contractual backlog, and non-compete covenants, with a definite life are amortized over 3 months to 10 years using the straight-line method, except customer relationships related to previous acquisitions, which are amortized on a double declining method over 10 years.
Trademarks represent amounts paid to acquire the rights to brand specific products or categories of products with recognizable brands in certain sporting goods categories. Trademarks with a definite life are amortized on a straight line basis over 10 to 15 years. Trademarks acquired as part of the Company’s acquisition of Sport Supply Group, Inc. (“Old SSG”) have an indefinite life and thus are not subject to periodic amortization. Because the trademarks have an automatic 40-year renewal option the Company has concluded the trademarks have an indefinite life.
The Company reviews amortizable intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). If such a review should indicate the carrying amount of amortizable intangible assets is not recoverable, the Company reduces the carrying amount of such assets to fair value. The Company reviews non-amortizable intangible assets for impairment annually during the fourth fiscal quarter, or more frequently if circumstances dictate, in accordance with SFAS 144. No impairment of intangible assets was required for the years ended June 30, 2008, 2007 or 2006.

Goodwill. Goodwill represents the excess of the purchase price paid and liabilities assumed over the estimated fair market value of assets acquired and identifiable intangible assets. Goodwill is tested for impairment annually in the fourth fiscal quarter or when there is a triggering event, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”). Based on the annual impairment tests performed as of April 1st, there was no impairment indicated for the years ended June 30, 2008, 2007 or 2006.
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
Revenue Recognition. The Company recognizes revenue from product sales when title passes and the risks and rewards of ownership have passed to the customer. Title passes generally upon shipment or upon receipt by the customer, based on the terms of sale, except for sports equipment that requires installation and related services. If installation or other post-shipment services are required, title passes upon the completion of all installation and related services and the acceptance of the installed product by the customer. In the fiscal years ended June 30, 2008, 2007 and 2006, 1.8%, 1% and less than 1%, respectively, of the Company’s consolidated revenues were from the sale of sports equipment that required installation or other post-shipment services. Sales taxes billed to customers are not included in revenues.
Shipping and Handling Costs and Fees. Shipping and handling costs are included in cost of sales, while amounts billed to customers are included in net sales.
Advertising. Advertising costs are included in selling, general and administrative expenses and are expensed as incurred. Advertising expenses for the fiscal years ended June 30, 2008, 2007 and 2006 were approximately $6.5 million, $7.6 million and $7.2 million, respectively.
Stock Based Compensation. Effective July 1, 2005, the Company adopted the provisions of SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”) and selected the modified prospective method to initially report stock-based compensation amounts in the consolidated financial statements. The Company is currently using the Black-Scholes option pricing model to determine the fair value of all option grants. See Note 12 below. Stock-based compensation expense in the amount of $494 thousand and $60 thousand is reflected in net income for fiscal 2008 and 2006, respectively. The Company did not grant stock options in fiscal 2007 so there was no stock-based compensation expense recorded in fiscal 2007.
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
Income Per Share. Basic income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted income per share is computed based on the weighted average number of shares outstanding increased by the effect of stock options, warrants and common stock underlying the Notes when dilutive.

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
Use of Estimates in Financial Statements. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”)requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Staff Accounting Bulletin 108 (“SAB 108”). In September 2006, the Staff of the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires registrants to use a combination of two approaches to evaluate the materiality of identified unadjusted errors: the “rollover” approach, which quantifies an error based on the amount of the error originating in the current year income statement, and the “iron curtain” approach, which quantifies an error based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year. This new method is referred to as the “dual approach.” The Company adopted SAB 108 during fiscal 2007.
As allowed by SAB 108, the cumulative effect of the initial application of SAB 108 has been reported in the opening amounts in the assets and liabilities as of July 1, 2006, with the offsetting balance to retained earnings. The Company recorded an increase to goodwill of $552 thousand, an increase in accrued liabilities of $1.9 million, an increase in deferred tax assets of $734 thousand, and a decrease in retained earnings of $646 thousand related to adopting the dual approach under SAB 108. The errors in prior years arose due to collections and remittances of sales taxes that were incorrect, including the effect such unaccrued liabilities had on the allocation of the purchase price for acquired companies. The Company did not consider these misstatements material to any year in which they arose. The time period over which the errors occurred was approximately four years.
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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). This statement, effective for interim or annual reporting periods beginning after November 15, 2007, establishes a framework for measuring fair value in US GAAP and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157, to provide a one-year deferral of the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed in financial statements at fair value on a recurring basis (that is, at least annually). For nonfinancial assets and nonfinancial liabilities subject to the deferral, the effective date of SFAS 157 is postponed to fiscal years beginning after November 15, 2008 and to interim periods within those fiscal years. Except for nonfinancial assets and nonfinancial liabilities subject to the deferral, the Company adopted SFAS 157 on July 1, 2008, with no impact on its consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 on July 1 2008, with no impact on its consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141R”). SFAS 141R replaces SFAS No. 141, Business Combinations (“SFAS 141”). SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R will apply prospectively to business combinations for which the acquisition date is on or after the Company’s fiscal year beginning July 1, 2009. While the Company has not yet evaluated the impact, if any, that SFAS 141R will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions completed after June 30, 2009.
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
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). This standard is intended to improve financial reporting by requiring transparency about the location and amounts of derivative instruments in an entity’s financial statements, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe the adoption of SFAS 161 will have a significant effect on its consolidated financial position, results of operations or cash flows. The Company will adopt SFAS 161 on July 1, 2009.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (including Partial Cash Settlement) (“APB 14-1”). APB 14-1 requires issuers of certain convertible debt instruments that may be settled in cash upon conversion to separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.
The accounting for these types of instruments under APB 14-1 is intended to appropriately reflect the underlying economics by capturing the value of the conversion options as borrowing costs; therefore, recognizing their potential dilutive effects on earnings per share.
The effective date of APB 14-1 is for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and does not permit earlier application. However, the transition guidance requires retrospective application to all periods presented and does not grandfather existing instruments. In December 2004, the Company issued the Notes. The Company is currently evaluating the impact of the provisions of APB 14-1. The Company will adopt APB 14-1 on July 1, 2009.
In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 applies to the calculation of earnings per share for share-based payment awards with rights to dividends or dividend equivalents under SFAS No. 128, Earnings Per Share. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents will be considered participating securities and will be included in the computation of earnings per share pursuant to the two-class method. The effective date of FSP EITF 03-6-1 is for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those years. Early adoption is not permitted. Once effective, all prior period earnings per share data presented will be adjusted retrospectively. The Company is currently evaluating the impact of the provisions of FSP EITF 03-6-1. The Company will adopt FSP EITF 03-6-1 on July 1, 2009.
3. Business Combinations:
On July 1, 2005, the Company completed the acquisition of 53.2% of the outstanding capital stock of Old SSG from Emerson Radio Corp and Emerson Radio (Hong Kong) Limited for $32 million in cash. Old SSG was a direct marketer and Business-To-Business (“B2B”) e-commerce supplier of sporting goods and physical education equipment to the institutional and youth sports market. The acquisition of 53.2% of Old SSG was accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of Old SSG have been included in the Company’s consolidated financial statements since the date of acquisition. The purchase price was allocated to assets acquired of approximately $40.5 million, plus identifiable intangible assets acquired, which included $3.2 million for non-compete agreements, $1.3 million for customer relationships, $660 thousand for a customer database, $327 thousand for significant contracts, $221 thousand for contractual backlog, $43 thousand for a photo library and $14 thousand for bid database calendar, and liabilities assumed based on their respective estimated fair values of approximately $26.8 million at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill in the amount of approximately $11.9 million.

On September 8, 2005, the Company announced it entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which the Company would have acquired the remaining 46.8% of the outstanding capital stock of Old SSG that it did not already own. Under the terms of the merger agreement, each Old SSG stockholder would have receive 0.56 shares of the Company’s common stock for each share of Old SSG common stock, which valued each Old SSG share at $6.74 per share, which is the same per share price the Company paid in cash for its purchase of 53.2% of the outstanding capital stock of Old SSG on July 1, 2005. On November 22, 2005, however, the Company announced it had entered into an agreement (the “Termination Agreement”) with Old SSG to terminate the Merger Agreement after determining the merger was unlikely to close in a timely fashion under previously contemplated terms. Under the terms of the Termination Agreement, dated November 22, 2005, the Company agreed to reimburse Old SSG for up to $350 thousand for the fees and expenses incurred by Old SSG in connection with the Merger Agreement.
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
On August 1, 2005, the Company completed the acquisition of substantially all of the operating assets of Team Print from Mr. Albert Messier, one of the former principal stockholders of Salkeld & Sons, Inc. (“Salkeld”), for approximately $1.0 million in cash and the issuance of 53,248 shares of the Company’s common stock to Mr. Messier, which were valued at approximately $641 thousand, which was based on the average closing price of the Company’s common stock three days before and three days after the date the acquisition was announced. Team Print is an embroiderer and screen printer of sports apparel and accessories. The Company entered into leases for a 28 thousand square foot screen print and distribution facility and an 8 thousand square foot warehouse facility owned by Mr. Messier and located in Bourbonnais, Illinois. The terms of the leases run through July 2010 and May 2010, respectively, and the monthly rental rate is approximately $11 thousand and $3 thousand, respectively. The Company’s wholly-owned subsidiary, Kesslers, employs Mr. Messier. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill in the amount of $1.2 million.
The Company acquired Old SSG, as well as the operating assets of Team Print after considering the historic levels of earnings achieved by the acquired companies. The consideration paid was agreed upon after the Company determined the potential impact on future earnings of the integrated companies or operating assets acquired.
For income tax purposes, only the goodwill associated with the Company’s acquisition of Team Print is deductible over a period of 15 years. The goodwill acquired by the Company in connection with the acquisition of Old SSG, an acquisition of stock, is not deductible for income tax purposes.
In an effort to streamline the organizational structure of the Company’s team dealers, on January 1, 2007, the Company caused to be effected the merger of Salkeld with and into Kesslers, and the merger of CMS of Central Florida d/b/a Orlando Team Sports (“OTS”) with and into Dixie. As a result of these mergers, the Company now conducts its team dealer business through Kesslers and Dixie, each of which is a wholly-owned subsidiary of the Company.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the respective acquisition dates with respect to the acquisitions completed during the year ended June 30, 2006:

2006
(In thousands)
Current assets	$29,851
Property and equipment	9,032
Other assets	311
Intangible assets	8,391
Goodwill	17,408

Total assets acquired	$64,993

Current liabilities	$10,342
Non-current liabilities	2,867

Total liabilities assumed	$13,209

4. Net Sales:
The Company’s net sales to external customers are attributable to sales of sporting goods equipment and soft goods through the Company’s catalog and team dealer operating segments. The following table details the Company’s consolidated net sales by these operating segments for fiscal years ended June 30, 2008, 2007 and 2006:

	2008	2007	2006
	(In thousands)
Catalog Group	$149,913	$140,760	$134,456
Team Dealer Group	101,481	96,095	89,782

Net Sales	$251,394	$236,855	$224,238

5. Inventories:
Inventories at June 30, 2008 and 2007 consisted of the following:

	2008	2007
	(In thousands)
Raw materials	$2,297	$1,784
Work in progress	159	114
Finished goods	33,862	30,343

Inventories	$36,318	$32,241

Changes in the Company’s inventory reserve for the fiscal years ended June 30, 2008 and 2007 are as follows:

	2008	2007
	(In thousands)
Balance at beginning of period	$2,727	$2,230
Provision for inventory reserve	1,109	2,626
Inventory written off	(863)	(2,129)

Balance at end of period	$2,973	$2,727

6. Property and Equipment:
Property and equipment at June 30, 2008 and 2007 consisted of the following:

	Estimated
	Useful Lives
	(Years)	2008	2007
		(In thousands)
Office equipment	2 -10	$11,574	$9,337
Furniture and fixtures	2 -10	2,341	2,474
Warehouse and manufacturing equipment	3 - 20	1,677	1,362
Leasehold improvements	*	1,517	2,130
Vehicles	3-7	182	361

Total property and equipment		17,291	15,664
Less: accumulated depreciation		(7,576)	(4,986)

Property and equipment, net		$9,715	$10,678

•	Shorter of useful life of related asset or lease term
Depreciation expense related to property and equipment totaled approximately $2.7 million, $2.4 million and $2.1 million during the fiscal years ended June 30, 2008, 2007 and 2006, respectively.

7. Intangible Assets:
Intangible assets at June 30, 2008 and 2007 consisted of the following:

		June 30, 2008			June 30, 2007
	Asset	Gross		Net	Gross		Net
	Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Value	Amortization	Value	Value	Amortization	Value
	(In thousands)
Amortizable intangible assets:

Trademarks	10-15	$343	$222	$121	$343	$199	$144
Non-compete agreements	10	3,200	960	2,240	3,200	640	2,560
Customer relationships	10	3,343	1,558	1,785	3,343	1,200	2,143
Contractual backlog	.25-.50	427	427	—	427	427	—
Customer database	3	660	660	—	660	440	220
Significant contracts	5	327	196	131	327	130	197
License agreements and other	3-10	493	408	85	493	343	150

Total amortizable intangible assets		$8,793	$4,431	$4,362	$8,793	$3,379	$5,414

Non-amortizable intangible assets:

Trademarks		$2,610	—	$2,610	$2,610	—	$2,610

Total non-amortizable intangible assets		$2,610	—	$2,610	$2,610	—	$2,610

Total intangible assets		$11,403	$4,431	$6,972	$11,403	$3,379	$8,024

	2008	2007
Goodwill:
Balance at beginning of year	$54,949	$40,280
SAB 108 adjustment (see Note 2)	—	552

Adjusted goodwill	54,949	40,832
Old SSG tax benefit related to the exercise of stock options	(1,173)	—
Acquisitions (see Note 3)	—	16,226
Changes in deferred tax valuation allowance	(233)	(2,109)

Balance at end of year	$53,543	$54,949

Amortization expense related to intangible assets totaled approximately $1.1 million, $1.1 million and $1.4 million during the fiscal years ended June 30, 2008, 2007 and 2006, respectively. The aggregate estimated amortization expense for intangible assets for each of the years ending June 30 is as follows:

Year Ending June 30,	(In thousands)
2009	763
2010	697
2011	618
2012	615
2013	601
Thereafter	1,068

Total	$4,362

8. Accrued Liabilities:
Accrued liabilities at June 30, 2008 and 2007 included the following:

	2008	2007
	(In thousands)
Accrued compensation and benefits	$4,303	$2,700
Customer deposits	1,403	1,983
Taxes other than income taxes	3,719	3,025
Gift certificates	603	100
Other	1,814	2,510

Total accrued liabilities	$11,842	$10,318

9. Long-Term Debt and Line of Credit:
On November 26, 2004, the Company announced the completion of its sale of $40.0 million principal amount of Notes. The Notes were sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). Thomas Weisel Partners LLC (“Thomas Weisel”) was the initial purchaser of the Notes. On December 3, 2004, the Company announced the completion of its sale of an additional $10.0 million principal amount of Notes pursuant to the exercise by Thomas Weisel of the option granted to it in connection with the initial offering of the Notes. The issuance of the Notes resulted in aggregate proceeds of $46.6 million to the Company, net of issuance costs.
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
On July 30, 2008, the Company entered into Amendment No. 2 To Amended and Restated Credit Agreement (“Amendment No. 2”). Amendment No. 2 amended the Amended Credit Agreement to permit the repurchase of up to $15.0 million of Notes.
As of June 30, 2008, the Company had $0 outstanding under the Revolving Facility, thereby leaving the Company with approximately $25 million of availability under the terms of the Amended Credit Agreement.
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
The Revolving Facility includes covenants that require the Company to maintain certain financial ratios. The Company’s Senior Leverage Ratio on a trailing 12-month basis may not exceed 2.50 to 1.00 at any time and the Company’s ratio of EBITDA to the sum of the Company’s fixed charges (interest expense, taxes, cash dividends and scheduled principal payments) on a trailing 12-month basis (the “Fixed Charge Coverage Ratio”) must be at least 1.15 to 1.00 at all times. The Revolving Facility also limits the amount the Company can disburse for capital expenditures. At June 30, 2008, the Company was in compliance with all of its financial covenants under the Revolving Facility.

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
On July 30, 2007, the Company privately sold 1,830,000 shares of its common stock to CBT Holdings, LLC (“CBT Holdings”) for $18.3 million. The Company used the proceeds from the private placement for the prepayment of outstanding indebtedness under the Senior Credit Facility and the payment of out-of-pocket costs and expenses incurred in connection with the private placement.
Pursuant to the purchase agreement under which the private placement was made, the Company agreed to file a registration statement on Form S-3, registering the shares for resale, and would have been subject to certain penalties if the registration statement was not declared effective within 270 days of July 30, 2007. The registration statement was declared effective on October 18, 2007. Also pursuant to the purchase agreement under which the private placement was made, the Company will be subject to certain penalties if the registration statement is unavailable under certain conditions.
In addition, for so long as the CBT Holdings owns not less than 600,000 of the shares, it will have certain rights with respect to access to Company management, the ability to designate a representative who is reasonably acceptable to the Company to attend in a non-voting, observer capacity, the meetings of the Company’s Board of Directors and its committees, and the ability to require that the Company’s Board of Directors nominate a designee chosen by CBT Holdings and who is otherwise reasonably acceptable to the Company and further recommend to the Company’s stockholders the election of such nominee to the Company’s Board of Directors.
On July 26, 2004, the Company issued promissory notes to the former stockholders of Dixie in the aggregate amount of $500 thousand. Payments of principal are paid monthly and interest accrues at the rate of 4% per annum on any past due principal amount of the notes. The notes mature on July 31, 2009. Principal payments made in fiscal year 2008 were $98 thousand and the remaining principal payments of $106 thousand are due through the fiscal year ending June 30, 2010.
Other debt at June 30, 2008 consisted of $38 thousand.
Future payments on long-term debt are as follows:

Year Ending June 30,	(In thousands)
2009	$108
2010	50,036
2011	—
Thereafter	—

Total future payments	$50,144

10. Income Taxes:
Significant components of the Company’s net deferred income taxes are as follows:

	2008	2007
	(In thousands)
Deferred tax assets attributed to:
Accounts receivable	$502	$438
Inventories	2,026	1,693
Net operating loss carry-forwards	77	2,433
Tax credits	—	772
Accrued liabilities	351	492
Accrued state and local taxes	910	1,240

Total deferred tax assets	3,866	7,068
Less valuation allowance	—	(233)

Total deferred tax assets, net	3,866	6,835

Deferred tax liabilities attributed to:
Property and equipment	(2,112)	(1,643)
Intangible assets	(2,082)	(1,890)
Other	180	(494)

Total deferred tax liabilities	(4,014)	(4,027)

Net deferred taxes	$(148)	$2,808

Deferred tax assets and liabilities at June 30, 2008 and 2007 are as follows:

	2008	2007
	(In thousands)
Current deferred tax asset	$3,870	$3,790
Non-current deferred tax asset	208	3,278
Current deferred tax liability	(4)	(129)
Non-current deferred tax liability	(4,222)	(3,898)
Less valuation allowance	—	(233)

Balance at end of period	$(148)	$2,808

Changes in the deferred tax asset valuation allowance for the year ended June 30, 2008 were as follows:

(In thousands)
Deferred tax valuation allowance at June 30, 2007	$(233)
Tax benefits utilized	233

Deferred tax valuation allowance at June 30, 2008	$—

The components of the income tax provision are as follows:

	2008	2007	2006
	(In thousands)
Federal
Current	$1,742	$80	$510
Deferred	3,443	2,276	925
State
Current	1,011	12	33
Deferred	80	266	135

Total provision for income taxes	$6,276	$2,634	$1,603

Following is a reconciliation of income taxes at the federal statutory rate to income tax provision for the years ended June 30, 2008, 2007 and 2006:

	2008	2007	2006
	(In thousands)
Tax expense at the federal statutory rate	$5,443	$2,377	$1,396
State income taxes, net of federal benefit	1,092	280	77
Alternative minimum tax	—	—	144
Other	(259)	(23)	(14)

Income tax provision	$6,276	$2,634	$1,603

The Company has available at June 30, 2008, unused state net operating loss carryforwards of approximately $1.9 million that may be applied against future taxable income and no tax credits that may be applied against future income taxes. The net operating loss carryforwards will expire in various years from 2012 through 2023.
The Company’s tax returns for 2004 and subsequent years are presently subject to further examination by the IRS.
11. Related Party Transactions:
During the years ended June 30, 2008, 2007 and 2006, the Company paid approximately $138 thousand, $152 thousand and $137 thousand, respectively, in rent for the Kesslers facility located in Richmond, Indiana. This location is owned by RPD Services, Inc., an Indiana corporation f/k/a Kesslers Sport Shop, Inc., from which the Company acquired substantially all of its operating assets in April 2004. Bob Dickman, Phil Dickman and Dan Dickman, all of whom are employed by the Company’s wholly-owned subsidiary, Kesslers, own RPD Services, Inc. The lease term for the facility expires in March 2009.
During the years ended June 30, 2008, 2007, and 2006, the Company paid approximately $107 thousand, $111 thousand and $77 thousand, respectively, in rent for the OTS facility located in Sanford, Florida. This location is owned by McWeeney Smith Partnership, a Florida general partnership, and is controlled by the former stockholders of OTS, from which the Company acquired all of the outstanding capital stock in December 2004. The former OTS stockholders were employed by the Company’s wholly-owned subsidiary, OTS, for a portion of fiscal 2007. The lease term for the facility expires in June 2010.

During the years ended June 30, 2008, 2007 and 2006, the Company paid approximately $162 thousand, $162 thousand and $116 thousand, respectively, in rent for the Team Print facility located in Bourbonnais, Illinois. This location is owned by Albert A. Messier, a former Salkeld stockholder and the former owner of the Team Print business. Mr. Messier is employed by the Company’s wholly-owned subsidiary, Kesslers. The lease term for the facility expires in July 2010.
During the year ended June 30, 2007, the Company paid approximately $27 thousand in rent to Old SSG, which was a 73.2% majority-owned subsidiary until November 13, 2006, for additional office and warehouse storage space in Old SSG’s Farmers Branch, Texas facilities. During the year ended June 30, 2006, the Company paid approximately $58 thousand in rent to Old SSG. The Company paid $99 thousand and $132 thousand to Old SSG for other management services during the fiscal years ended June 30, 2007 and 2006, respectively. On August 14, 2006, the Company entered into a Services Agreement with Old SSG. Under the terms of the Services Agreement, Old SSG provided the Company with additional warehouse storage and office space at Old SSG’s Farmers Branch, Texas facilities, as well as provided the Company and its wholly-owned subsidiaries with various payroll processing, human resource and risk management services. Prior to August 14, 2006, services provided to the Company by Old SSG were on a month-to-month basis. The effects of these transactions are eliminated in consolidation of results of operations. Upon the completion of the Merger Transaction, the Services Agreement was terminated.
12. Stock Options and Warrants:
On December 11, 1998, the Company’s stockholders approved a stock option plan, (the “1998 Plan”). The 1998 Plan authorized the Company’s Board of Directors to grant employees, directors and consultants of the Company options to purchase up to an aggregate of 400,000 shares of the Company’s common stock, $0.01 par value per share. The options vest in full upon the employee’s one-year anniversary date of employment with the Company or the award date if the employee has been employed for at least one year on the grant date and expire ten years from the date of grant. The number of shares available under the 1998 Plan was increased to 1,000,000 upon approval by the Company’s stockholders on March 20, 2001 and increased to 1,500,000 upon approval by the Company’s stockholders on January 15, 2004. The remaining outstanding options expire at various dates through June 2015. As of June 30, 2008, there are 33,450 options available for grant under the 1998 Plan.
At the fiscal 2007 annual meeting of stockholders of the Company held on December 15, 2006, the stockholders of the Company approved the Collegiate Pacific Inc. 2007 Stock Option Plan (the “2007 Plan”) as adopted by the Company’s Board of Directors (the “Board”) on November 2, 2006, and the reservation of 500,000 shares of common stock for issuance thereunder. The 2007 Plan provides for the grant of stock options (including nonqualified options and incentive stock options). On May 22, 2008, the Board unanimously approved and adopted an amendment and restatement of the 2007 Plan (the “Amended and Restated Plan”), subject to the receipt of stockholder approval. The Amended and Restated Plan also provides for the grant of restricted common stock. At a special meeting of stockholders held on July 10, 2008, the stockholders of the Company approved the Amended and Restated Plan and the number of shares available under the 2007 Plan was increased to 2,000,000. As of June 30, 2008, there are 52,500 options available for grant under the 2007 Plan. On July 2, 2008, approximately 303 thousand options were granted under the 1998 Plan and the Amended and Restated Plan. Also, on July 10, 2008, approximately 57 thousand shares of restricted common stock was granted under the Amended and Restated Plan.

For the fiscal years ended June 30, 2008, 2007 and 2006, the Company recorded approximately $494 thousand, $0 and $60 thousand for stock-based compensation expense related to the vesting of stock options granted during the year and previously granted. The Company recorded these amounts in selling, general and administrative expenses. The Company did not grant any stock options in fiscal 2007 or fiscal 2006. The financial statement impact of recording approximately $494 thousand and $60 thousand of stock-based compensation expense in the fiscal years ended June 30, 2008 and 2006, respectively, is as follows:

	2008	2006
	(In thousands)
Income before income taxes	$494	$60
Net income	$306	$36
Net income per common share — basic	$0.03	$0.00
Net income per common share — diluted	$0.02	$0.00
At June 30, 2008, there was $1.2 million of unrecognized compensation cost related to unvested stock options remaining to be recognized. This cost will be recognized over a weighted average of two years.
A summary of the Company’s stock option activity for the fiscal year ended June 30, 2008 is as follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding at June 30, 2007	977,950	$9.00
Granted	517,500	9.65
Exercised	(195,400)	7.30
Forfeited or cancelled	(56,900)	10.62

Outstanding at June 30, 2008	1,243,150	$9.46

Exercisable at June 30, 2008	735,650	$9.33

The Company utilized the following assumptions in calculating the estimated fair value of each stock option grant on the date of grant using the Black-Scholes option-pricing model as determined by a third party valuation specialist:

2008

Expected volatility	30 - 31%
Risk-free interest rate	4.12 - 4.91%
Dividend yield	1.03 - 1.05%
Expected lives	6 years
The weighted average fair value of options granted in the fiscal year ended June 30, 2008 was $3.19.
The total intrinsic value of options exercised in the fiscal years ended June 30, 2008, 2007 and 2006 was approximately $716 thousand, $528 thousand, and $68 thousand, respectively. The total fair value of options vested during the fiscal years ended June 30, 2008, 2007 and 2006 was approximately $0, $0 and $60 thousand, respectively. The total intrinsic value of unexercised options at June 30, 2008 was approximately $1.0 million. The total intrinsic value of exercisable options at June 30, 2008 was approximately $688 thousand.

The following table summarizes additional information about stock options at June 30, 2008:

	Outstanding				Exercisable
		Weighted				Weighted
		Average				Average
		Remaining	Weighted			Remaining	Weighted
		Contractual	Average			Contractual	Average
		Life	Exercise			Life	Exercise
Exercise price	Shares	(In Years)	Price		Shares	(In Years)	Price

$3.89 - $4.81	32,000	2.8	$	3.95	32,000	2.8	$3.95
$4.90 - $6.13	174,500	3.6	$	5.73	174,500	3.6	$5.73
$8.73 - $9.73	628,350	7.4	$	9.42	348,350	5.9	$9.30
$9.75 - $14.34	408,300	7.9	$	11.56	180,800	6.4	$13.82

	1,243,150				735,650

13. Leases:
The Company leases office and warehouse facilities under the terms of operating leases, which expire at various dates through May 2013. Rent expense for the fiscal years ended June 30, 2008, 2007 and 2006 was approximately $2.8 million, $3.2 million and $3.1 million, respectively.
Future minimum lease commitments on all operating leases with terms in excess of one year are as follows:

Year Ending June 30,	(In thousands)
2009	$3,086
2010	2,341
2011	964
2012	110
2013	69
Thereafter	—

Total minimum future lease payments	$6,570

14. Income Per Share:
The table below outlines the determination of the number of diluted shares of common stock used in the calculation of diluted earnings per share as well as the calculation of diluted earnings per share for the periods presented:

	2008	2007	2006
	(In thousands except share
	and per share data)
Determination of diluted number of shares:
Average common shares outstanding	12,122,765	10,235,308	10,182,428
Assumed exercise of dilutive stock options	120,938	138,599	216,702
Assumed conversion of subordinated debentures	3,412,969	—	—

Diluted average common shares outstanding	15,656,672	10,373,907	10,399,130

Calculation of diluted earnings per share:
Net income	$9,733	$3,860	$1,896

Add: interest component on assumed conversion of subordinated debentures, net of taxes	2,206	—	—

Net income, adjusted	$11,939	$3,860	$1,896
Diluted earnings per share	$.76	$.37	$0.18

For the fiscal years ended June 30, 2008, 2007 and 2006, stock options to purchase 571,075, 499,800 and 433,900 shares, respectively, were excluded in the computations of diluted earnings per share because their effect was anti-dilutive. During the fiscal year ended June 30, 2008, the assumed conversion of 3,412,969 shares from the Notes was dilutive and is included in the calculation above. During the fiscal years ended June 30, 2007 and 2006, the assumed conversion of 3,412,969 shares from the Notes was anti-dilutive.
15. Employee Benefit Plan:
The Company implemented an employee savings plan (the “plan”) during fiscal 2005 pursuant to Section 401(k) of the Internal Revenue Code. All employees who have been credited with at least 520 hours of service are eligible to participate in the plan. Employees may elect to contribute to the plan through payroll deductions in an amount not to exceed the amount permitted under the Internal Revenue Code. Effective July 1, 2008, the Company has elected to match 12% of the first 3% employees contribute. The Company also has the discretion to make additional matching contributions on behalf of the participants. Employees are fully vested in their contributions. Company contributions are not vested until after completion of two years of service. Thereafter, contributions vest at a rate of 20% per year on each participant’s anniversary date in the plan if the participant has completed 1,000 hours of service with the Company as of such date. The Company contributed $74 thousand and $137 thousand to the plan during fiscal 2008 and 2007. During fiscal 2006, the Company did not contribute to the plan.
Due to the corporate reorganization, Sport Supply Group, Inc. (f.k.a. Collegiate Pacific Inc.) changed its retirement plan from the Collegiate Pacific 401(k) Plan to the Sport Supply Group, Inc. 401(k) Plan (“SSG 401(k) Plan”) and adopted and continued the Sport Supply Group, Inc. Employees’ Savings Plan (“SSG Employees’ Savings Plan”). As of December 31, 2007 the two plans were merged into the SSG 401(k) Plan.

16. Legal Proceedings:
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
17. Subsequent Events:
On July 7, 2008 and August 13, 2008, the Company purchased approximately $1.5 million and $4.0 million, respectively, of the Notes. The Notes were purchased at a discount of $95.25 and $95.50, respectively, per $100 value of the Notes. The Company paid approximately $1.4 million and $3.9 million, respectively, in each transaction.
On May 22, 2008, the Board unanimously approved and adopted an amendment and restatement of the Amended and Restated Plan, subject to the receipt of stockholder approval. At a special meeting of stockholders held on July 10, 2008, the stockholders of the Company approved the Amended and Restated Plan. On July 2, 2008, approximately 303 thousand options were granted under the 1998 Plan and the Amended and Restated Plan. Also on July 10, 2008, approximately 57 thousand restricted shares of common stock were granted under the Amended and Restated Plan to certain directors and executives of the Company.
18. Quarterly Operating Data (unaudited):

	Quarter
	First	Second	Third	Fourth	Year
	(In thousands except per share data)
	(Unaudited)
Fiscal 2008:
Net sales	$70,374	$54,089	$65,821	$61,110	$251,394
Gross profit	25,628	19,273	24,082	22,096	91,079
Net income	$4,096	$452	$3,376	$1,809	$9,733

Earnings per share:
Basic	$0.35	$0.04	$0.27	$0.15	$0.80

Diluted	$0.31	$0.04	$0.25	$0.15	$0.76

Cash dividends per share	$0.025	$0.025	$0.025	$0.025	$0.10

	Quarter
	First	Second	Third	Fourth	Year
	(In thousands except per share data)
	(Unaudited)
Fiscal 2007:
Net sales	$68,163	$49,384	$63,235	$56,073	$236,855
Gross profit	24,063	17,375	22,831	19,291	83,560
Net income (loss)	$3,295	$(871)	$1,738	$(302)	$3,860

Earnings (loss) per share:
Basic	$0.32	$(0.09)	$0.17	$(.03)	$0.38

Diluted	$0.28	$(0.09)	$0.17	$(.03)	$0.37

Cash dividends per share	$0.025	$0.025	$0.025	$0.025	$0.10

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9AT. CONTROLS AND PROCEDURES.
(a) Evaluation of Disclosure Controls and Procedures. An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in §240.13a-15(e) or §240.15d-15(e) of the General Rules and Regulations of the Securities Exchange Act of 1934, as amended (the “1934 Act”)), as of the end of the period covered by this Annual Report. Based on that evaluation, management, including the CEO and CFO, has concluded that, as of June 30, 2008, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosures.
(b) Changes in Internal Control Over Financial Reporting. Sport Supply Group’s management, with the participation of Sport Supply Group’s CEO and CFO, has evaluated whether any change in Sport Supply Group’s internal control over financial reporting occurred during the fourth quarter of fiscal 2008. Based on its evaluation, management, including the CEO and CFO, has concluded that there has been no change in Sport Supply Group’s internal control over financial reporting during the fourth quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its assessment, management believes that, as of June 30, 2008, there is reasonable assurance the Company’s internal control over financial reporting is effective based on those criteria.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. The Company’s internal control over financial reporting was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item 10 will be included in the Company’s fiscal 2009 proxy statement, and such information is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this Item 11 will be included in the Company’s fiscal 2009 proxy statement, and such information is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item 12 will be included in the Company’s fiscal 2009 proxy statement, and such information is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item 13 will be included in the Company’s fiscal 2009 proxy statement, and such information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this Item 14 will be included in the Company’s fiscal 2009 proxy statement, and such information is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
The following documents are filed as part of this report.
(a-1) Financial Statements (for the three fiscal years ended June 30, 2008, unless otherwise stated):
(a-2) Consolidated financial statement schedule:

II — Valuation and qualifying accounts	73
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes.
(a-3) Exhibits

Exhibit
Number	Description	Location

2.1	Agreement and Plan of Merger, dated as of September 20, 2006, by and among Collegiate Pacific Inc., CP Merger Sub, Inc. and Sport Supply Group, Inc.	Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 21, 2006.

2.1.1	First Amendment to Agreement and Plan of Merger, dated as of November 13, 2006, by and among Collegiate Pacific Inc., CP Merger Sub, Inc. and Sport Supply Group, Inc.	Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 13, 2006.

3.1	Certificate of Incorporation of the Registrant.	Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed on September 9, 1999.

Exhibit
Number	Description	Location

3.1.1	Certificate of Amendment to Certificate of Incorporation of Collegiate Pacific Inc.	Exhibit 3.10 to the Registrant’s Registration Statement on Form SB-2 (No. 333-34294) originally filed on April 7, 2000.

3.1.2	Amendment to Certificate of Incorporation of Collegiate Pacific Inc.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2007.

3.2	By-Laws of the Registrant.	Exhibit 2 to the Registrant’s Registration Statement on Form 8-A filed on September 9, 1999.

3.2.1	Amendment to the Bylaws of Collegiate Pacific Inc.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 14, 2007.

3.2.2	Amendment to the Bylaws of Collegiate Pacific Inc.	Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on July 2, 2007.

4.1	Specimen Certificate of Common Stock, $0.01 par value, of Sport Supply Group, Inc.	Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

4.2	Indenture, dated as of November 26, 2004, by and between Collegiate Pacific Inc. and The Bank of New York Trust Company N.A., as Trustee.	Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on November 29, 2004.

4.2.1	Form of 5.75% Convertible Senior Subordinated Note Due 2009 (included in Section 2.2 of Exhibit 4.2 to this report).	Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on November 29, 2004.

10.1	Amended and Restated Credit Agreement, dated as of October 30, 2007, by and among Sport Supply Group, Inc., Merrill Lynch Business Financial Services Inc. and the additional lenders from time to time parties thereto.	Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007.

10.1.1	Amendment No. 1 To Amended and Restated Credit Agreement, dated as of January 7, 2008, by and among Sport Supply Group, Inc., Merrill Lynch Commercial Finance Corp. and the additional lenders from time to time parties thereto.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 9, 2008.

10.1.2	Amendment No. 2 To Amended and Restated Credit Agreement, dated as of July 30, 2008, by and among Sport Supply Group, Inc., Merrill Lynch Commercial Finance Corp. and the additional lenders from time to time parties thereto.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 1, 2008.

Exhibit
Number	Description	Location

10.2	Amended and Restated 1998 Collegiate Pacific Inc. Stock Option Plan and form of Stock Option Agreements.	Exhibit 10.3 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004.

10.3	Sport Supply Group, Inc. Amended and Restated 2007 Long-Term Incentive Plan.	Exhibit A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on May 27, 2008.

10.3.1	Form of Nonstatutory Stock Option Agreement for Employees for grants under the Sport Supply Group, Inc. Amended and Restated 2007 Long-Term Incentive Plan.	Exhibit 4.8 to the Registrant’s Form S-8 filed on July 10, 2008.

10.3.2	Form of Nonstatutory Stock Option Agreement for Non Employee Directors for grants under the Sport Supply Group, Inc. Amended and Restated 2007 Long-Term Incentive Plan.	Exhibit 4.9 to the Registrant’s Form S-8 filed on July 10, 2008.

10.3.3	Form of Incentive Stock Option Agreement for Employees for grants under the Sport Supply Group, Inc. Amended and Restated 2007 Long-Term Incentive Plan.	Exhibit 4.10 to the Registrant’s Form S-8 filed on July 10, 2008.

10.3.4	Form of Restricted Stock Award Agreement for grants under the Sport Supply Group, Inc. Amended and Restated 2007 Long-Term Incentive Plan.	Exhibit 4.11 to the Registrant’s Form S-8 filed on July 10, 2008.

10.4	Form of Indemnification Agreement for Sport Supply Group, Inc. directors and executive officers.*

10.5	Form of Amended and Restated Executive Officer Change in Control Agreement.	Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2006.

10.6	Lease Agreement, dated July 1, 1997, by and between Collegiate Pacific Inc. and The Realty Associates Fund VI, L.P.	Exhibit 10.8 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998.

10.6.1	Second Amendment to Lease, dated as of February 10, 2003, by and between Collegiate Pacific Inc. and The Realty Associates Fund VI, L.P.	Exhibit 10.18 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005.

10.6.2	Third Amendment to Lease, dated as of September 6, 2007, by and between Collegiate Pacific Inc. and The Realty Associates Fund VI, L.P.	Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

Exhibit
Number	Description	Location

10.7	Lease Agreement, dated April 1, 2004, by and between Collegiate Pacific Inc. and RPD Services, Inc.	Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2004.

10.8	Lease Agreement, dated May 21, 2004, by and between Tomark Sports, Inc., and Edward A. Money and Marilyn J. Money, Trustees of the Money Family Trust.	Exhibit 10.6 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005.

10.9	Lease Agreement, dated July 6, 1994, by and between Dixie Sporting Goods Co., Inc. and E. Carlton Wilton.	Exhibit 10.7 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004.

10.9.1	Lease Amendment and Extension, dated February 26, 2005, by and between Dixie Sporting Goods Co., Inc. and The Wilton Companies, LLC.	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006.

10.10	Lease Agreement, dated December 10, 2004, by and between McWeeney Smith Partnership and CMS of Central Florida, Inc d/b/a Orlando Team Sports.	Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 2004.

10.11	Lease Agreement, dated as of August 3, 2005, by and among Salkeld & Sons, Inc. and Albert A. Messier.	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 5, 2005.

10.12	Lease Agreement, dated as of October 1, 2004, by and between Salkeld & Sons, Inc. and First American Bank.	Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

10.13	Lease Agreement, dated as of April 25, 1994, by and between Sport Supply Group, Inc. and Prologis (successor-in-interest to APT-Cabot Texas, Inc., as successor-in-interest to Centre Development Co., Inc.), as amended on July 8, 1994, and June 10, 2004.	Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.

10.13.1	Third Amendment to Lease Agreement, dated as of August 31, 2006, by and between Sport Supply Group, Inc. and Prologis.	Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

10.14	Lease Agreement, dated as of July 28, 1989, by and between Sport Supply Group, Inc. and Merit Investment Partners, L.P., as amended on July 13, 1998, July 31, 2000, and April 15, 2004.	Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.

10.14.1	Fourth Amendment to Lease Agreement, dated as of August 25, 2006, by and between Sport Supply Group, Inc. and Acquiport DFWIP, Inc. (successor-in-interest to Merit Investment Partners, L.P.).	Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

Exhibit
Number	Description	Location

10.15	Amended and Restated License Agreement, dated as of December 21, 2000, as amended on May 1, 2005, by and among MacMark Corporation, Equilink Licensing Corporation and Sport Supply Group, Inc.	Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.

10.16	Agreement, dated as of December 9, 1986, by and between Voit Corporation and Sport Supply Group, Inc., the successor-in-interest to BSN Corp., as amended on August 1, 2003.	Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.

10.17	Software End-User License Agreement , dated as of June 11, 1998, by and between SAP America, Inc. and Sport Supply Group, Inc., as amended on January 1, 2004.	Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.

10.18	Purchase Agreement, dated as of July 26, 2007, by and between Sport Supply Group, Inc. and CBT Holdings, LLC.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 31, 2007.

12	Ratio of Earnings to Fixed Charges.*

14	Code of Ethics.	Exhibit 14 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003.

21	Subsidiaries of Sport Supply Group, Inc.*

23	Consent of Grant Thornton LLP.*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPORT SUPPLY GROUP, INC.
August 29, 2008	By:	/s/ Adam Blumenfeld
Adam Blumenfeld,
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 29, 2008.

Signature	Capacity

/s/ Adam Blumenfeld	Chairman of the Board and Chief Executive Officer
Adam Blumenfeld	(Principal Executive Officer)

/s/ John Pitts	Chief Financial Officer
John Pitts	(Principal Accounting and Financial Officer)

/s/ Jeff Davidowitz	Director
Jeff Davidowitz

/s/ Richard Ellman	Director
Richard Ellman

/s/ William M. Lockhart	Director
William M. Lockhart

/s/ William H. Watkins, Jr.	Director
William H. Watkins, Jr.

SPORT SUPPLY GROUP, INC.
Schedule II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Additions		Deductions
		Charged		Amounts
	Balance	to costs	Charged	Charged to		Balance
	at beginning	and	to other	reserve net of	Other	at end
	of year	expenses	Accounts	reinstatements	Changes	of year
Year ended June 30, 2008
Allowance for doubtful accounts	$1,296	$1,028	$—	$(1,004)	$—	$1,320
Inventory reserve	2,727	1,109		(863)		2,973
Deferred tax valuation reserve	233	—		(233)	—	—

Year ended June 30, 2007
Allowance for doubtful accounts	1,496	1,099	—	(1,299)		1,296
Inventory reserve	2,230	2,626		(2,129)		2,727
Deferred tax valuation reserve	3,083	—		(2,850)	—	233

Year ended June 30, 2006
Allowance for doubtful accounts	1,042	982	—	(528)		1,496
Inventory reserve	439	2,199		(408)		2,230
Deferred tax valuation reserve	—	—	3,083	—	—	3,083

EXHIBIT INDEX

Exhibit
Number	Description	Location

2.1	Agreement and Plan of Merger, dated as of September 20, 2006, by and among Collegiate Pacific Inc., CP Merger Sub, Inc. and Sport Supply Group, Inc.	Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 21, 2006.

2.1.1	First Amendment to Agreement and Plan of Merger, dated as of November 13, 2006, by and among Collegiate Pacific Inc., CP Merger Sub, Inc. and Sport Supply Group, Inc.	Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 13, 2006.

3.1	Certificate of Incorporation of the Registrant.	Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed on September 9, 1999.

3.1.1	Certificate of Amendment to Certificate of Incorporation of Collegiate Pacific Inc.	Exhibit 3.10 to the Registrant’s Registration Statement on Form SB-2 (No. 333-34294) originally filed on April 7, 2000.

3.1.2	Amendment to Certificate of Incorporation of Collegiate Pacific Inc.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2007.

3.2	By-Laws of the Registrant.	Exhibit 2 to the Registrant’s Registration Statement on Form 8-A filed on September 9, 1999.

3.2.1	Amendment to the Bylaws of Collegiate Pacific Inc.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 14, 2007.

3.2.2	Amendment to the Bylaws of Collegiate Pacific Inc.	Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on July 2, 2007.

4.1	Specimen Certificate of Common Stock, $0.01 par value, of Sport Supply Group, Inc.	Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

4.2	Indenture, dated as of November 26, 2004, by and between Collegiate Pacific Inc. and The Bank of New York Trust Company N.A., as Trustee.	Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on November 29, 2004.

4.2.1	Form of 5.75% Convertible Senior Subordinated Note Due 2009 (included in Section 2.2 of Exhibit 4.2 to this report).	Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on November 29, 2004.

10.1	Amended and Restated Credit Agreement, dated as of October 30, 2007, by and among Sport Supply Group, Inc., Merrill Lynch Business Financial Services Inc. and the additional lenders from time to time parties thereto.	Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007.

Exhibit
Number	Description	Location

10.1.1	Amendment No. 1 To Amended and Restated Credit Agreement, dated as of January 7, 2008, by and among Sport Supply Group, Inc., Merrill Lynch Commercial Finance Corp. and the additional lenders from time to time parties thereto.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 9, 2008.

10.1.2	Amendment No. 2 To Amended and Restated Credit Agreement, dated as of July 30, 2008, by and among Sport Supply Group, Inc., Merrill Lynch Commercial Finance Corp. and the additional lenders from time to time parties thereto.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 1, 2008.

10.2	Amended and Restated 1998 Collegiate Pacific Inc. Stock Option Plan and form of Stock Option Agreements.	Exhibit 10.3 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004.

10.3	Sport Supply Group, Inc. Amended and Restated 2007 Long-Term Incentive Plan.	Exhibit A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on May 27, 2008.

10.3.1	Form of Nonstatutory Stock Option Agreement for Employees for grants under the Sport Supply Group, Inc. Amended and Restated 2007 Long-Term Incentive Plan.	Exhibit 4.8 to the Registrant’s Form S-8 filed on July 10, 2008.

10.3.2	Form of Nonstatutory Stock Option Agreement for Non Employee Directors for grants under the Sport Supply Group, Inc. Amended and Restated 2007 Long-Term Incentive Plan.	Exhibit 4.9 to the Registrant’s Form S-8 filed on July 10, 2008.

10.3.3	Form of Incentive Stock Option Agreement for Employees for grants under the Sport Supply Group, Inc. Amended and Restated 2007 Long-Term Incentive Plan.	Exhibit 4.10 to the Registrant’s Form S-8 filed on July 10, 2008.

10.3.4	Form of Restricted Stock Award Agreement for grants under the Sport Supply Group, Inc. Amended and Restated 2007 Long-Term Incentive Plan.	Exhibit 4.11 to the Registrant’s Form S-8 filed on July 10, 2008.

Exhibit
Number	Description	Location

10.4	Form of Indemnification Agreement for Sport Supply Group, Inc. directors and executive officers.*

10.5	Form of Amended and Restated Executive Officer Change in Control Agreement.	Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2006.

10.6	Lease Agreement, dated July 1, 1997, by and between Collegiate Pacific Inc. and The Realty Associates Fund VI, L.P.	Exhibit 10.8 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998.

10.6.1	Second Amendment to Lease, dated as of February 10, 2003, by and between Collegiate Pacific Inc. and The Realty Associates Fund VI, L.P.	Exhibit 10.18 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005.

10.6.2	Third Amendment to Lease, dated as of September 6, 2007, by and between Collegiate Pacific Inc. and The Realty Associates Fund VI, L.P.	Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

10.7	Lease Agreement, dated April 1, 2004, by and between Collegiate Pacific Inc. and RPD Services, Inc.	Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2004.

10.8	Lease Agreement, dated May 21, 2004, by and between Tomark Sports, Inc., and Edward A. Money and Marilyn J. Money, Trustees of the Money Family Trust.	Exhibit 10.6 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005.

10.9	Lease Agreement, dated July 6, 1994, by and between Dixie Sporting Goods Co., Inc. and E. Carlton Wilton.	Exhibit 10.7 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004.

10.9.1	Lease Amendment and Extension, dated February 26, 2005, by and between Dixie Sporting Goods Co., Inc. and The Wilton Companies, LLC.	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006.

10.10	Lease Agreement, dated December 10, 2004, by and between McWeeney Smith Partnership and CMS of Central Florida, Inc d/b/a Orlando Team Sports.	Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 2004.

10.11	Lease Agreement, dated as of August 3, 2005, by and among Salkeld & Sons, Inc. and Albert A. Messier.	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 5, 2005.

10.12	Lease Agreement, dated as of October 1, 2004, by and between Salkeld & Sons, Inc. and First American Bank.	Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

Exhibit
Number	Description	Location

10.13	Lease Agreement, dated as of April 25, 1994, by and between Sport Supply Group, Inc. and Prologis (successor-in-interest to APT-Cabot Texas, Inc., as successor-in-interest to Centre Development Co., Inc.), as amended on July 8, 1994, and June 10, 2004.	Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.

10.13.1	Third Amendment to Lease Agreement, dated as of August 31, 2006, by and between Sport Supply Group, Inc. and Prologis.	Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

10.14	Lease Agreement, dated as of July 28, 1989, by and between Sport Supply Group, Inc. and Merit Investment Partners, L.P., as amended on July 13, 1998, July 31, 2000, and April 15, 2004.	Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.

10.14.1	Fourth Amendment to Lease Agreement, dated as of August 25, 2006, by and between Sport Supply Group, Inc. and Acquiport DFWIP, Inc. (successor-in-interest to Merit Investment Partners, L.P.).	Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

10.15	Amended and Restated License Agreement, dated as of December 21, 2000, as amended on May 1, 2005, by and among MacMark Corporation, Equilink Licensing Corporation and Sport Supply Group, Inc.	Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.

10.16	Agreement, dated as of December 9, 1986, by and between Voit Corporation and Sport Supply Group, Inc., the successor-in-interest to BSN Corp., as amended on August 1, 2003.	Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.

10.17	Software End-User License Agreement , dated as of June 11, 1998, by and between SAP America, Inc. and Sport Supply Group, Inc., as amended on January 1, 2004.	Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.

10.18	Purchase Agreement, dated as of July 26, 2007, by and between Sport Supply Group, Inc. and CBT Holdings, LLC.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 31, 2007.

12	Ratio of Earnings to Fixed Charges.*

14	Code of Ethics.	Exhibit 14 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003.

Exhibit
Number	Description	Location

21	Subsidiaries of Sport Supply Group, Inc.*

23	Consent of Grant Thornton LLP.*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith

**	Furnished herewith