Form 10-Q
period 2008-09-30
SPORT SUPPLY GROUP, INC.
filed 2008-11-05
CIK 828747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2008, there were 12,386,830 shares of the issuer’s common stock outstanding.

SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	September 30,	June 30,
	2008	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,049	$20,531
Accounts receivable, net of allowance for doubtful accounts of $1,464 and $1,320 respectively	42,952	34,060
Inventories	35,596	36,318
Current portion of deferred income taxes	3,934	3,866
Prepaid expenses and other current assets	2,313	1,203

Total current assets	103,844	95,978
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $8,086 and $7,576, respectively	9,398	9,715
DEFERRED DEBT ISSUANCE COSTS, net of accumulated amortization of $2,914 and $2,978, respectively	1,078	1,389
INTANGIBLE ASSETS, net of accumulated amortization of $4,624 and $4,431, respectively	6,779	6,972
GOODWILL	53,082	53,543
OTHER ASSETS, net	88	98

Total assets	$174,269	$167,695

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$26,814	$21,183
Accrued liabilities	10,878	11,842
Dividends payable	309	309
Accrued interest	853	240
Current portion of notes payable and other long-term debt	92	108
Income taxes payable	2,281	677

Total current liabilities	41,227	34,359
DEFERRED INCOME TAX LIABILITY	3,699	4,014
NOTES PAYABLE AND OTHER LONG-TERM DEBT	44,542	50,036

Total liabilities	89,468	88,409

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 12,490,756 and 12,465,986 shares issued and 12,386,830 and 12,362,060 shares outstanding, respectively	125	125
Additional paid-in capital	65,411	64,648
Retained earnings	20,068	15,316
Treasury stock at cost, 103,926 shares	(803)	(803)

Total stockholders’ equity	84,801	79,286

Total liabilities and stockholders’ equity	$174,269	$167,695

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended
	September 30,
	2008	2007

Net sales	$73,577	$70,374
Cost of sales	46,658	44,746

Gross profit	26,919	25,628

Selling, general and administrative expenses	18,254	17,943

Operating profit	8,665	7,685

Other income (expense):
Interest income	77	87
Interest expense	(737)	(1,216)
Other income	20	50

Total other expense	(640)	(1,079)

Income before income taxes	8,025	6,606

Income tax provision	2,964	2,510

Net income	$5,061	$4,096

Weighted average number of shares outstanding:
Basic	12,372,024	11,589,587

Diluted	15,702,177	15,132,581

Net income per share common stock — basic	$0.41	$0.35

Net income per share common stock — diluted	$0.35	$0.31

Dividends declared per share common stock	$0.025	$0.025

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,061	$4,096
Adjustments to reconcile net income to cash provided by operating activities:
Provision for uncollectible accounts receivable	282	271
Depreciation and amortization	703	913
Amortization of deferred debt issuance costs	311	260
Discount on early retirement of long term debt	(250)	—
Deferred income taxes	327	1,924
Stock-based compensation expense	284	83
Changes in operating assets and liabilities:
Accounts receivable	(9,174)	(14,032)
Inventories	722	4,075
Prepaid expenses and other current assets	(1,110)	(641)
Other assets, net	10	9
Accounts payable	5,631	6,939
Income taxes payable / prepaid income taxes	1,604	1,047
Accrued liabilities and accrued interest	(351)	664

Net cash provided by operating activities:	4,050	5,608

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(193)	(722)

Net cash used in investing activities:	(193)	(722)

CASH FLOWS FROM FINANCING ACTIVITIES:
Early retirement of long term debt	(5,234)	—
Proceeds from bank line of credit	—	262
Payments on notes payable and line of credit	(26)	(24,997)
Payment of dividends	(309)	(259)
Proceeds from issuance of common stock	230	18,147

Net cash used in financing activities:	(5,339)	(6,847)

Net change in cash and cash equivalents	(1,482)	(1,961)
Cash and cash equivalents, beginning of period	20,531	5,670

Cash and cash equivalents, end of period	$19,049	$3,709

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$55	$514

Cash paid (refunded) for income taxes	$1,049	$(423)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
1. Basis of Presentation:
The accompanying unaudited condensed consolidated financial statements of Sport Supply Group, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included.
Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year ending June 30, 2009.
2. Recent Accounting Pronouncements:
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
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). This standard is intended to improve financial reporting by requiring transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No 133, Accounting for Derivative Instruments and Hedging Activities; and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe the adoption of SFAS 161 will have a significant effect on its consolidated financial position, results of operations or cash flows.
In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, Goodwill and Other Intangible Assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact, if any, that FSP 142-3 will have on its financial position, results of operations and cash flows.
In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (including Partial Cash Settlement) (“APB 14-1”). APB 14-1 requires issuers of certain convertible debt instruments that may be settled in cash upon conversion to separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.
The accounting for these types of instruments under APB 14-1 is intended to appropriately reflect the underlying economics by capturing the value of the conversion options as borrowing costs; therefore, recognizing their potential dilutive effect on earnings per share.
The effective date of APB 14-1 is for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, and does not permit earlier application. However, the transition guidance requires retrospective application to all periods presented and does not grandfather existing instruments. In November 2004, the Company issued $50 million in convertible senior subordinated notes that mature December 1, 2009. The Company is currently evaluating the impact of the provisions of APB 14-1. The Company will adopt APB 14-1 on July 1, 2009.
In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 applies to the calculation of earnings per share for share-based payment awards with rights to dividends or dividend equivalents under SFAS No. 128, Earnings Per Share. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents will be considered participating securities and will be included in the computation of earnings per share pursuant to the two-class method. The effective date of FSP EITF 03-6-1 is for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those years. Early adoption is not permitted. Once effective, all prior period earnings per share data presented will be adjusted retrospectively. The Company believes this will have an impact on earnings per share calculations and is currently evaluating the impact of the provisions of FSP EITF 03-6-1. The Company will adopt FSP EITF 03-6-1 on July 1, 2009.

3. Net Sales:
The Company’s net sales to external customers are attributable to sales of sporting goods equipment and soft goods through the Company’s catalog and team dealer divisions. The following table details the Company’s consolidated net sales by these divisions for the three months ended September 30, 2008 and 2007:

	For the Three Months Ended
	September 30,
	2008	2007
	(in thousands)
Catalog	$38,951	$37,301
Team Dealer	34,626	33,073

Net sales	$73,577	$70,374

4. Inventories:
Inventories are carried at the lower of cost or market using the weighted-average cost method for items purchased for resale and the average cost method for manufactured items.
Inventories at September 30, 2008 and June 30, 2008 consisted of the following:

	September 30, 2008	June 30, 2008
	(in thousands)
Raw materials	$2,169	$2,297
Work in progress	113	159
Finished goods	33,314	33,862

Inventories	$35,596	$36,318

5. Allowance for Doubtful Accounts:
Changes in the Company’s allowance for doubtful accounts for the three months ended September 30, 2008 and the fiscal year ended June 30, 2008, are as follows:

	September 30, 2008	June 30, 2008
	(in thousands)
Balance at beginning of period	$1,320	$1,296
Provision for uncollectible accounts receivable	282	1,028
Accounts written off, net of recoveries	(138)	(1,004)

Balance at end of period	$1,464	$1,320

6. Notes Payable and Other Long-Term Debt:
In November 2004, the Company issued $50.0 million principal amount of 5.75% Convertible Senior Subordinated Notes due December 1, 2009 (the “Notes”). The issuance of the Notes resulted in aggregate proceeds of $46.6 million to the Company, net of issuance costs.

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
In connection with the completion of the sale of the Notes, on November 26, 2004, the Company entered into a registration rights agreement with Thomas Weisel (the “Registration Rights Agreement”). Under the terms of the Registration Rights Agreement, the Company was required to file a registration statement on Form S-3 to register the Notes and the shares issuable upon conversion of the Notes. On February 28, 2006, the Securities and Exchange Commission (“SEC”) declared the registration statement effective.
During the quarter ended September 30, 2008, the Company used cash on hand to retire $5.5 million of the Notes for approximately $5.2 million.
On October 30, 2007, the Company entered into an Amended and Restated Credit Agreement (the “Revolving Facility”) with Merrill Lynch Business Financial Services Inc., individually and as a lender, as administrative agent, sole book runner and sole lead arranger, and Bank of America, N.A., as a lender. This Amended and Restated Credit Agreement replaced the Company’s prior Amended and Restated Credit Agreement (the “Senior Credit Facility”), dated as of November 13, 2006, by and among the Company, Merrill Lynch Business Financial Services Inc. and the additional lenders from time to time parties thereto. The Senior Credit Facility replaced the Company’s June 29, 2006 Credit Agreement with Merrill Lynch Business Financial Sevices Inc. The Revolving Facility establishes a commitment to provide the Company with a $25.0 million secured revolving credit facility through June 1, 2010 with an accordion feature that could potentially expand total availability to $55.0 million.
On January 7, 2008, the Company entered into Amendment No. 1 to the Revolving Facility (“Amendment No. 1”). Amendment No. 1 amended the Revolving Facility to (i) increase from $5 million to $10 million the allowed purchase, redemption, retirement, defeasance, surrender, cancellation, termination or acquisition of any shares of the Company’s common stock and (ii) change the name of the lender to Merrill Lynch Commercial Finance Corp. (“MLCFC”).
On July 30, 2008, the Company entered into Amendment No. 2 to the Revolving Facility (“Amendment No. 2”). Amendment No. 2 amended the Revolving Facility to permit the early extinguishment of up to $15.0 million of Notes. The Revolving Facility may be utilized in its entirety to retire the Notes at their maturity on December 1, 2009.

Notes payable and other long-term debt at September 30, 2008 and June 30, 2008 consisted of the following:

	September 30, 2008	June 30, 2008
	(in thousands)
Notes	$44,516	$50,000
Revolving Facility	—	—
Other notes payable	118	144

Total notes payable	44,634	50,144
Less current portion	(92)	(108)

Notes payable and other long-term debt	$44,542	$50,036

Future payments on long-term debt are as follows:

(in thousands)
2009	$92
2010	44,542
2011	—
Thereafter	—

Total future payments	$44,634

7. Income Per Share:
The table below outlines the determination of the number of diluted shares of common stock used in the calculation of diluted earnings per share as well as the calculation of diluted earnings per share for the periods presented:

	For the Three Months Ended
	September 30,
	2008	2007
	(in thousands except share and per
	share data)
Determination of diluted number of shares:
Average common shares outstanding	12,372,024	11,589,587
Assumed exercise of dilutive stock options	157,296	130,025
Assumed conversion of Notes	3,172,857	3,412,969

Diluted average common shares outstanding	15,702,177	15,132,581

Calculation of diluted income per share:
Net income	$5,061	$4,096
Add: interest component on assumed conversion of Notes, net of taxes	419	552

Net income, adjusted	$5,480	$4,648

Diluted income per share	$0.35	$0.31

For the three months ended September 30, 2008 and 2007, stock options to purchase 543,138 and 201,300 shares, respectively, were excluded in the computations of diluted income per share because their effect was anti-dilutive. During the three months ended September 30, 2008 and 2007, the assumed conversion of 3,172,857 and 3,412,969 shares, respectively, from the Notes was dilutive. During the quarter ended September 30, 2008, the Company used cash on hand to retire $5.5 million of the Notes for approximately $5.2 million. On July 30, 2007, the Company privately sold 1,830,000 shares of its common stock for $18,300,000 to CBT Holdings, LLC.
8. Stockholders’ Equity:
Changes in stockholders’ equity during the three months ended September 30, 2008, were as follows:

(in thousands)
Stockholders’ equity at June 30, 2008	$79,286
Issuance of stock for cash	230
Stock-based compensation	284
Tax benefit related to the exercise of stock options	249
Net income	5,061
Dividends declared	(309)

Stockholders’ equity at September 30, 2008	$84,801

9. Legal Proceedings:
The Company is a party to various litigation matters, in most cases involving ordinary and routine claims incidental to the Company’s business. The Company cannot estimate with certainty its ultimate legal and financial liability with respect to such pending litigation matters. However, the Company believes, based on its review of such matters, that its ultimate liability will not have a material adverse effect on its financial position, results of operations or cash flows.
10. Subsequent Events:
On October 7, 2008, the Company used cash on hand to repurchase an additional $7.0 million of the Notes. The repurchase was made in a private transaction. The retired Notes were repurchased at a discounted price of approximately 93.0% of the face value of the Notes and resulted in a non-cash gain on early retirement of debt of approximately $490 thousand.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
Certain statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking as defined in the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations that are subject to risks and uncertainties, including those discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and elsewhere in this Quarterly Report. As such, actual results may differ materially from expectations as of the date of this filing.
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
At September 30, 2008, our total allowance for doubtful accounts increased to approximately $1.5 million, compared to $1.3 million as of June 30, 2008. The increase is mainly due to the Company’s increase in sales volume and accounts receivable. Accounts receivable days sales outstanding calculated on a three month average was 52 days at September 30, 2008 and 52 days at June 30, 2008. On an ongoing basis, management continues to assess the quality of accounts receivable. See Note 5 in Notes to Condensed Consolidated Financial Statements.
Goodwill, Intangibles and Long-lived Assets. We assess the recoverability of the carrying value of goodwill, intangibles and long-lived assets periodically. If circumstances suggest that long-lived assets may be impaired, and a review indicates the carrying value will not be recoverable, the carrying value is reduced to its estimated fair value. As of September 30, 2008, the balance sheet includes approximately $59.9 million of goodwill and intangible assets, net, $9.4 million of fixed assets, net, and $1.1 million of deferred debt issuance costs, net. The Company has concluded that no impairment exists. Because estimating the recoverability of the carrying value of long-lived assets requires significant management judgment and our use of different estimates that we reasonably could have used would have an impact on our reported net long-lived assets, we believe the accounting estimates related to our impairment testing are “critical accounting estimates.” Management of the Company has discussed this critical accounting estimate with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed the Company’s disclosure relating to this estimate in this Quarterly Report on Form 10-Q.

Consolidated Results of Operations
The following table compares selected financial data from the Condensed Consolidated Statements of Income for the three months ended September 30, 2008 and 2007 (dollars in thousands, except per share amounts):

	For the Three Months Ended September 30,
	2008		2007
	Dollars	Percent	Dollars	Percent
	(in thousands, except earnings per share)

Net sales	$73,577	100.0%	$70,374	100.0%
Gross profit	26,919	36.6%	25,628	36.4%
Selling, general and administrative expenses	18,254	24.8%	17,943	25.5%
Operating profit	8,665	11.8%	7,685	10.9%

Net income	5,061	6.9%	4,096	5.8%

Net income per share — basic	$0.41		$0.35
Net income per share — diluted	$0.35		$0.31
Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
Net Sales. Net sales for the fiscal quarter ended September 30, 2008 totaled $73.6 million compared to $70.4 million for the fiscal quarter ended September 30, 2007, an increase of $3.2 million, or 4.6%. The increase in net sales was primarily attributable to a $1.6 million increase in catalog group sales and a $1.6 million increase in team dealer group sales.
Historically, sales of our sporting goods have experienced seasonal fluctuations. This seasonality causes our financial results to vary from quarter to quarter, which usually results in lower net sales and operating profit in the second quarter of our fiscal year (October through December) and higher net sales and operating profit in the remaining quarters of our fiscal year. We attribute this seasonality primarily to the budgeting procedures of our customers and the seasonal demand for our products, which have historically been driven by fall, spring and summer sports. Generally, between the months of October and December of each fiscal year, there is a lower level of sports activities at our non-retail institutional customer base, a higher degree of adverse weather conditions and a greater number of school recesses and major holidays. We believe the operations of our team dealers, which have a greater focus on fall and winter sports, have reduced the seasonality of our financial results. We have also somewhat mitigated this sales reduction during the December quarter by marketing our products through the websites of large retailers. Retail customers order the products from the retailers’ websites and we ship the products to the retailers’ customers.
Gross Profit. Gross profit for the fiscal quarter ended September 30, 2008 increased $1.3 million to $26.9 million, or 36.6% of net sales, compared with $25.6 million, or 36.4% of net sales, for the fiscal quarter ended September 30, 2007. The $1.3 million increase in gross profit was directly attributable to the increase in net sales while gross profit percentage remained approximately the same for the comparative periods.

The acquisition and manufacturing costs of inventory, the cost of shipping and handling (freight costs) and any decrease in the value of inventory due to obsolescence or lower of cost or market adjustments are included in the determination of cost of sales. Cost of sales for the fiscal quarter ended September 30, 2008 was $46.7 million, or 63.4% of net sales, compared to $44.7 million, or 63.6% of net sales for the fiscal quarter ended September 30, 2007. Cost of sales for the fiscal quarter ended September 30, 2008 consisted of $41.1 million for the purchase price of our inventory sold, $4.9 million in outbound freight costs, $116 thousand for the write-off of obsolete or damaged inventory and $571 thousand for labor and overhead costs associated with the products we manufacture.
Selling, General and Administrative Expense. Selling, general and administrative (“SG&A”) expenses for the fiscal quarter ended September 30, 2008 were $18.3 million, or 24.8% of net sales, compared with $17.9 million, or 25.5% of net sales, for the fiscal quarter ended September 30, 2007. During the fiscal quarter ended September 30, 2008, SG&A expenses primarily consisted of the following:
•	personnel related expenses (including group insurance) of approximately $10.7 million;

•	advertising and catalog production expenses of approximately $1.7 million;

•	computer services and supplies of approximately $732 thousand;

•	depreciation and amortization of approximately $698 thousand;

•	rent expense of approximately $641 thousand;

•	outside professional and legal services of approximately $563 thousand;

•	travel expenses of approximately $495 thousand;

•	bank charges and credit card fees of approximately $328 thousand; and

•	bad debt expenses of approximately $282 thousand.
The $311 thousand increase in SG&A expenses we experienced during the fiscal quarter ended September 30, 2008 compared to the fiscal quarter ended September 30, 2007 was primarily attributable to an increase in personnel costs, including variable commission costs, of $681 thousand, an increase in computer services and supplies costs of $253 thousand and an increase in stock-based compensation of $194 thousand. These increases were partially offset by a decrease in professional services of $622 thousand and a decrease in depreciation and amortization of $175 thousand.
Operating Profit. Operating profit for the fiscal quarter ended September 30, 2008 increased to $8.7 million, or 11.8% of net sales, compared to operating profit of $7.7 million, or 10.9% of net sales, for the fiscal quarter ended September 30, 2007. The increase in operating profit was primarily attributable to the increase in net sales and gross profit along with SG&A expenses increasing at a slower rate than sales growth.
Interest Expense. Interest expense for the fiscal quarter ended September 30, 2008 decreased to $640 thousand, compared to $1.1 million for the fiscal quarter ended September 30, 2007. The $439 thousand decrease in interest expense is attributable to the Company having no borrowings outstanding under its Revolving Facility during the quarter ended September 30, 2008, interest savings related to the Company’s retirement of $5.5 million of its 5.75% Convertible Senior Subordinated Notes that mature December 1, 2009 (the “Notes”) and a $250 thousand discount realized on the early retirement of such Notes.

Income Taxes. Income tax expense for the fiscal quarter ended September 30, 2008 was $3.0 million, approximately 37% of our income before income taxes, compared to income tax expense of $2.5 million, approximately 38% of our income before income taxes for the fiscal quarter ended September 30, 2007. The increase in income tax expense was primarily attributable to the increase in income before taxes during the quarter ended September 30, 2008 compared to income before taxes for the prior comparable period.
Net Income. Net income for the fiscal quarter ended September 30, 2008 increased to $5.1 million, or 6.9% of net sales, compared to net income of $4.1 million, or 5.8% of net sales, for the fiscal quarter ended September 30, 2007.
Liquidity and Capital Resources
The Company’s primary sources of liquidity and capital resources are its operating cash flow, working capital, Revolving Facility (as defined below) and Notes. Each are discussed below.
Liquidity
On July 30, 2007 the Company privately sold 1,830,000 shares of its common stock for $18.3 million to CBT Holdings, LLC (“CBT Holdings”). The Company used the proceeds from the private placement for the prepayment of outstanding indebtedness under its Revolving Facility. The Company has not had any outstanding indebtedness under its Revolving Facility since September 2007.
Operating Activities. Net cash flows from operating activities during the three months ended September 30, 2008 provided approximately $4.1 million in cash compared to approximately $5.6 million of cash during the three months ended September 30, 2007. Increases in operating cash flows during the three months ended September 30, 2008 compared to operating cash flows during the three months ended September 30, 2007, were attributable to:
•	net income of $5.1 million during the three months ended September 30, 2008 compared to $4.1 million during the three months ended September 30, 2007, which is attributable to increased sales, increased gross profit and SG&A expenses increasing at a slower rate than sales growth;

•	an increase in accounts payable of $5.6 million during the three months ended September 30, 2008, compared to a $6.9 million increase in accounts payable during the three months ended September 30, 2007; and

•	an increase in income taxes payable of $1.6 million during the three months ended September 30, 2008, compared to a $1.0 million increase in prepaid income taxes during the three months ended September 30, 2007.
These increases in operating cash flows were partially offset by an increase in accounts receivable of $9.2 million during the three months ended September 30, 2008 compared to $14.0 million during the three months ended September 30, 2007, and an increase in prepaid expenses of $1.1 million during the three months ended September 30, 2008 compared to $641 thousand during the three months ended September 30, 2007.
Current assets as of September 30, 2008 were approximately $103.8 million and current liabilities were approximately $41.2 million, thereby providing the Company with working capital of approximately $62.6 million.
Accounts receivable and inventories have significant impacts on operating cash flows. We expect current market conditions to potentially adversely impact future collection cycles. Consolidated inventories are $7.4 million higher at September 30, 2008 as compared to September 30, 2007. We invested in higher levels of active inventory items over the past two quarters in an effort to purchase inventory ahead of anticipated cost increases.

Investing Activities. Net cash used in investing activities during the three months ended September 30, 2008 was $193 thousand, compared to $722 thousand of cash used in investing activities during the three months ended September 30, 2007. Net cash used in investing activities during both periods were for purchases of property and equipment.
Financing Activities. Net cash used in financing activities during the three months ended September 30, 2008 was $5.3 million, compared to net cash used in financing activities of $6.8 million during the three months ended September 30, 2007. During the three months ended September 30, 2008, the Company used cash on hand to retire, at a $250 thousand discount, $5.5 million of its Notes.
Capital Resources
During the fiscal quarter ended December 31, 2004, we sold $50.0 million principal amount of Notes that mature December 1, 2009. The Notes were sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The issuance of the Notes resulted in aggregate proceeds of $46.6 million to the Company, net of issuance costs.
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
Under the terms of a registration rights agreement the Company entered into with the holders of the Notes, the Company was required to file a registration statement on Form S-3 to register the Notes and the shares issuable upon conversion of the Notes. On February 28, 2006, the Securities and Exchange Commission (the “SEC”) declared the registration statement effective.
During the quarter ended September 30, 2008, the Company used cash on hand to repurchase approximately $5.5 million of the Notes. The repurchases were made in private transactions. The retired Notes were repurchased at a discounted price of approximately 95.3% of face value and resulted in a non-cash gain on early retirement of debt of approximately $250 thousand. On October 7, 2008, the Company used cash on hand to repurchase an additional $7.0 million of the Notes. The repurchase was made in a private transaction. The retired Notes were repurchased at a discounted price of approximately 93.0% of face value and resulted in a non-cash gain on early retirement of debt of approximately $490 thousand. Our Revolving Facility restricts our Note repurchases to a maximum of $15.0 million. The Revolving Facility may be utilized in its entirety to retire the Notes at their maturity on December 1, 2009.

On October 30, 2007, the Company entered into an Amended and Restated Credit Agreement (the “Revolving Facility”) with Merrill Lynch Business Financial Services Inc., individually and as a lender, as administrative agent, sole book runner and sole lead arranger, and Bank of America, N.A., as a lender. This Amended and Restated Credit Agreement replaced the Company’s prior Amended and Restated Credit Agreement (the “Senior Credit Facility”), dated as of November 13, 2006, by and among the Company, Merrill Lynch Business Financial Services Inc. and the additional lenders from time to time parties thereto. The Senior Credit Facility replaced the Company’s June 29, 2006 Credit Agreement with Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc. The Revolving Facility establishes a commitment to provide the Company with a $25.0 million secured revolving credit facility through June 1, 2010 with an accordion feature that could potentially expand total availability to $55.0 million. The Revolving Facility is the Company’s principal external source of liquidity.
On January 7, 2008, the Company entered into Amendment No. 1 to the Revolving Facility (“Amendment No. 1”). Amendment No. 1 amended the Revolving Facility to (i) increase from $5 million to $10 million the allowed purchase, redemption, retirement, defeasance, surrender, cancellation, termination or acquisition of any shares of the Company’s common stock and (ii) change the name of the lender from Merrill Lynch Business Financial Services Inc. to Merrill Lynch Commercial Finance Corp. (“MLCFC”).
On July 30, 2008, the Company entered into Amendment No. 2 to the Revolving Facility (“Amendment No. 2”). Amendment No. 2 amended the Amended Credit Agreement to permit the early extinguishment of up to $15.0 million of Notes. The Revolving Facility may be utilized in its entirety to retire the Notes at their maturity on December 1, 2009.
As of September 30, 2008, the Company had $0 outstanding under the Revolving Facility, thereby leaving the Company with approximately $25 million of availability under the terms of the Revolving Facility. Additionally, the accordion feature could provide an additional $30.0 million of availability.
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
The Revolving Facility includes covenants that require the Company to maintain certain financial ratios. The Company’s Senior Leverage Ratio on a trailing 12-month basis may not exceed 2.50 to 1.00 at any time and the Company’s ratio of EBITDA to the sum of the Company’s fixed charges (interest expense, taxes, cash dividends and scheduled principal payments) on a trailing 12-month basis (the “Fixed Charge Coverage Ratio”) must be at least 1.15 to 1.00 at all times. The Revolving Facility also limits the amount the Company can disburse for capital expenditures. At September 30, 2008, the Company was in compliance with all of its financial covenants under the Revolving Facility.
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

As previously discussed, on July 30, 2007, the Company privately sold 1,830,000 shares of its common stock to CBT Holdings for $18.3 million. The Company used the proceeds from the private placement for the repayment of outstanding indebtedness under the Revolving Facility and the payment of out-of-pocket costs and expenses incurred in connection with the private placement.
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
In addition, for so long as CBT Holdings owns not less than 600,000 of the shares, it will have certain rights with respect to access to Company management, the ability to designate a representative who is reasonably acceptable to the Company to attend in a non-voting, observer capacity, the meetings of the Company’s Board of Directors and its committees, and the ability to require that the Company’s Board of Directors nominate a designee chosen by CBT Holdings and who is otherwise reasonably acceptable to the Company and further recommend to the Company’s stockholders the election of such nominee to the Company’s Board of Directors. CBT Holdings has exercised its Board of Directors participation right and Scott Richland, Manager of CBT Holdings, has been nominated for election to the Board of Directors at the Company’s November 20, 2008 Annual Meeting of Stockholders.
On July 26, 2004, the Company issued promissory notes related to acquisitions in the aggregate amount of $500 thousand. Payments of principal are paid monthly and interest accrues at the rate of 4% per annum on any past due principal amount of the notes. The notes mature on July 31, 2009. Principal payments made in the three months ended September 30, 2008 were $17 thousand and the remaining principal payments of $90 thousand are due through the fiscal year ending June 30, 2010.
Long-Term Financial Obligations and Other Commercial Commitments
The following table summarizes the outstanding borrowings and long-term contractual obligations of the Company at September 30, 2008, and the effects such obligations are expected to have on liquidity and cash flows in future periods.

	Payments due by Period
		Less than	1 - 3		After
Contractual Obligations	Total	1 year	years	3 - 5 years	5 years
	(dollars in thousands)

Long-term debt, including current portion	$44,634	$92	$44,542	$—	$—
Operating leases	3,548	2,373	1,106	69	—
Interest expense on long-term debt	3,897	2,593	1,304	—	—

Total contractual cash obligations	$52,079	$5,058	$46,952	$69	$—

Purchase Commitments. The Company currently has no purchase commitments.
Long-Term Debt and Advances Under Credit Facilities. As of September 30, 2008, we had $44.5 million in Notes outstanding. We maintain the Revolving Facility with MLCFC and Bank of America, N.A. Outstanding advances under the Revolving Facility totaled $0 as of September 30, 2008. Promissory notes related to past acquisitions were approximately $118 thousand.
We believe the Company’s available borrowings under its Revolving Facility, cash on hand and cash flows from operations will satisfy its respective short-term and long-term liquidity requirements. The Notes mature in December 2009. In the absence of the Notes converting into shares of the Company’s common stock, it is our intent to pay off as much of the debt as possible with cash flows from operations and refinance the remaining balance with additional bank debt or the public or private sale of debt or equity securities. There can be no assurance that a refinancing will be available or that, if available, such refinancing will be available on acceptable terms, particularly if current conditions in the credit and capital markets continue for an extended period of time.
The Company may experience periods of higher borrowings under its Revolving Facility due to the seasonal nature of its business. If the Company were to actively seek expansion through future acquisitions and/or joint ventures, then the success of such efforts may require additional bank debt, or public or private sales of debt or equity securities, which may not be readily available and, if available, may not be obtainable on acceptable terms.
The Company’s Revolving Facility with MLCFC and Bank of America, N.A. expires June 1, 2010. Merrill Lynch is being acquired by Bank of America. We currently have no borrowings under the Revolving Facility. As previously discussed, the Revolving Facility has defined borrowing bases and debt compliance covenants. We believe MLCFC and Bank of America, N.A. will be able to support this Revolving Facility until it expires. We also believe we will continue to meet our covenant compliance requirements. However, there can be no assurance regarding these matters given the current state of the financial markets and global economy.
Operating Leases. We lease property and equipment, manufacturing and warehouse facilities, and office space under non-cancellable leases. Certain of these leases obligate us to pay taxes, maintenance and repair costs.
Off-Balance Sheet Arrangements. We do not utilize off-balance sheet financing arrangements. We do, however, finance the use of certain facilities, office and computer equipment, and automobiles under various non-cancellable operating lease agreements. At September 30, 2008, the total future minimum lease payments under various operating leases we are a party to totaled approximately $3.5 million and, as indicated in the table above, are payable through fiscal 2013.
Subsequent Events
On October 7, 2008, the Company purchased $7.0 million of the Notes. As previously discussed, the Notes were purchased at a discounted price of approximately 93.0% of the face value of the Notes. The Company used approximately $6.5 million of cash on hand to retire these Notes. This early retirement of long-term debt resulted in an approximately $490 thousand non-cash gain to the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rates
We are exposed to interest rate risk in connection with our borrowings under the Revolving Facility, which bears interest at floating rates based on LIBOR or the prime rate plus or minus an applicable borrowing margin. For our $50 million of Notes, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.
As of September 30, 2008, we had $44.5 million in principal amount of fixed rate debt represented by the Notes and $0 of variable rate debt represented by borrowings under the Revolving Facility. At September 30, 2008, up to $25 million of variable rate borrowings were available under the Revolving Facility, plus the $30.0 million accordion feature. We may use derivative financial instruments, where appropriate, to manage our interest rate risks or risks of a declining United States dollar. However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes. At September 30, 2008, we had no such derivative financial instruments outstanding.
Foreign Currency and Derivatives
We have not used derivative financial instruments to manage foreign currency risk related to the procurement of merchandise inventories from foreign sources, and we do not earn income denominated in foreign currencies. We make all of our sales and pay all of our obligations in United States dollars. We may in the future invest in foreign currencies or pay obligations in foreign currencies to reduce the foreign currency risk related to procuring merchandise inventories from foreign sources.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in §240.13a-15(e) or §240.15d-15(e) of the General Rules and Regulations of the Securities Exchange Act of 1934, as amended (the “1934 Act”)) as of the end of the period covered by this Quarterly Report. Based on that evaluation, management, including the CEO and CFO, has concluded that, as of September 30, 2008, the Company’s disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting. Sport Supply Group’s management, with the participation of Sport Supply Group’s CEO and CFO, has evaluated whether any change in Sport Supply Group’s internal control over financial reporting occurred during the first quarter of fiscal 2009. Based on its evaluation, management, including the CEO and CFO, has concluded that there has been no change in Sport Supply Group’s internal control over financial reporting during the first quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Statement Regarding Forward-Looking Disclosure
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if never materialized or are proven incorrect, could cause the results of Sport Supply Group and its consolidated subsidiaries to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of net sales, gross profit margin, expenses, earnings or losses from operations, synergies or other financial items, including statements regarding ability and manner of satisfying short-term and long-term liquidity requirements; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include Sport Supply Group’s ability to integrate acquired businesses, global economic conditions, reduced product demand, increased product costs, reductions in municipal, state and national government budgets, financial market performance, the ability to acquire future financing given the current state of the credit and capital markets and other risks that are described herein, as well as those items described from time to time in Sport Supply Group’s SEC filings, including Sport Supply Group’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008. Sport Supply Group cautions that the foregoing list of important factors is not all encompassing. Any forward-looking statements included in this report are made as of the date of filing of this report with the SEC, and we assume no obligation and do not intend to update these forward-looking statements.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
The Company is a party to various litigation matters, in most cases involving ordinary and routine claims incidental to the Company’s business. The Company cannot estimate with certainty its ultimate legal and financial liability with respect to such pending litigation matters. However, the Company believes, based on its review of such matters, that its ultimate liability will not have a material adverse effect on its financial position, results of operations or cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

			Total Number of	Approximate Dollar
			Notes Purchased as	Value of Notes that
	Total Number	Average	Part of Publicly	May yet be
	of Notes	Price Paid	Announced Plans or	Purchased Under the
	Purchased	per Note	Programs (1)	Plans or Programs
July 1 through July 31, 2008 (2)	101,296	$13.95	101,296	$13,516,000
August 1 through August 31, 2008 (3)	273,038	$13.99	273,038	$9,519,000
October 1 through October 31, 2008 (4)	477,816	$13.62	477,816	$2,516,000

(1)	As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2008, the Company is authorized to repurchase up to $15.0 million of the Notes.

(2)	On July 7, 2008, the Company purchased approximately $1.5 million of its Notes through an open market purchase. The Notes were purchased at a discounted price of $95.25 per $100 value. The Company paid approximately $1.4 million in principal and accrued interest.

(3)	On August 13, 2008, the Company purchased approximately $4.0 million of its Notes through an open market purchase. The Notes were purchased at a discounted price of $95.50 per $100 value. The Company paid approximately $3.9 million in principal and accrued interest.

(4)	On October 7, 2008, the Company purchased approximately $7.0 million of its Notes through an open market purchase. The Notes were purchased at a discounted price of $93.00 per $100 value. The Company paid approximately $6.7 million in principal and accrued interest.
Item 4. Submission of Matter to a Vote of Security Holders
The Company’s stockholders approved the Sport Supply Group, Inc. Amended and Restated 2007 Long-Term Incentive Plan at the Company’s Special Meeting of Stockholders on July 10, 2008. The votes for, against and abstentions, as well as broker non-votes, were as follows:

Votes for	8,975,361
Votes against	465,563
Abstentions	21,950
Broker non-votes	0

Item 6. Exhibits.
A. Exhibits. The following exhibits are filed as part of this report:

Exhibit
Number	Description
3.1	Certificate of Incorporation of the Registrant.	Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed on September 9, 1999.

3.1.1	Certificate of Amendment to Certificate of Incorporation of Collegiate Pacific Inc.	Exhibit 3.10 to the Registrant’s Registration Statement on Form SB-2 (No. 333-34294) originally filed on April 7, 2000.

3.1.2	Amendment to Certificate of Incorporation of Collegiate Pacific Inc.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2007.

3.2	By-Laws of the Registrant.	Exhibit 2 to the Registrant’s Registration Statement on Form 8-A filed on September 9, 1999.

3.2.1	Amendment to the Bylaws of Collegiate Pacific Inc.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 14, 2007.

3.2.2	Amendment to the Bylaws of Collegiate Pacific Inc.	Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on July 2, 2007.

4.1	Specimen Certificate of Common Stock, $0.01 par value, of Sport Supply Group, Inc.	Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed on September 13, 2007.

4.2	Indenture, dated as of November 26, 2004, by and between Collegiate Pacific Inc. and The Bank of New York Trust Company N.A., as Trustee.	Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on November 29, 2004.

4.3	Form of 5.75% Convertible Senior Subordinated Note Due 2009 (included in Section 2.2 of Exhibit 4.2 to this report).	Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on November 29, 2004.

10.1	Amendment No. 2 to Amended and Restated Credit Agreement, dated July 30, 2008, by and between Sport Supply Group, Inc. and Merrill Lynch Commercial Finance Corp.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 1, 2008.

Exhibit
Number	Description
10.2	Executive Officer Change In Control Agreement between Sport Supply Group, Inc. and John Pitts.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 1, 2008.

10.3	Amended and Restated Executive Officer Change in Control Agreement between Sport Supply Group, Inc. and Adam Blumenfeld. *

10.4	Amended and Restated Executive Officer Change in Control Agreement between Sport Supply Group, Inc. and Terrence Babilla. *

10.5	Amended and Restated Form of Executive Officer Change In Control Agreement. *

31.1	Certification of Adam Blumenfeld pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of John Pitts pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Adam Blumenfeld and John Pitts pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SPORT SUPPLY GROUP, INC.

Dated: November 5, 2008	/s/ Adam Blumenfeld Adam Blumenfeld, Chief Executive Officer

/s/ John Pitts John Pitts, Chief Financial Officer
(Principal Financial and Accounting Officer)

OTHER OFFICERS
EXHIBIT INDEX
The following exhibits are filed as part of this report:

Exhibit
Number	Description
3.1	Certificate of Incorporation of the Registrant.	Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed on September 9, 1999.

3.1.1	Certificate of Amendment to Certificate of Incorporation of Collegiate Pacific Inc.	Exhibit 3.10 to the Registrant’s Registration Statement on Form SB-2 (No. 333-34294) originally filed on April 7, 2000.

3.1.2	Amendment to Certificate of Incorporation of Collegiate Pacific Inc.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2007.

3.2	By-Laws of the Registrant.	Exhibit 2 to the Registrant’s Registration Statement on Form 8-A filed on September 9, 1999.

3.2.1	Amendment to the Bylaws of Collegiate Pacific Inc.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 14, 2007.

3.2.2	Amendment to the Bylaws of Collegiate Pacific Inc.	Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on July 2, 2007.

4.1	Specimen Certificate of Common Stock, $0.01 par value, of Sport Supply Group, Inc.	Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed on September 13, 2007.

4.2	Indenture, dated as of November 26, 2004, by and between Collegiate Pacific Inc. and The Bank of New York Trust Company N.A., as Trustee.	Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on November 29, 2004.

4.3	Form of 5.75% Convertible Senior Subordinated Note Due 2009 (included in Section 2.2 of Exhibit 4.2 to this report).	Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on November 29, 2004.

10.1	Amendment No. 2 to Amended and Restated Credit Agreement, dated July 30, 2008, by and between Sport Supply Group, Inc. and Merrill Lynch Commercial Finance Corp.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 1, 2008.

Exhibit
Number	Description
10.2	Executive Officer Change In Control Agreement between Sport Supply Group, Inc. and John Pitts.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 1, 2008.

10.3	Amended and Restated Executive Officer Change in Control Agreement between Sport Supply Group, Inc. and Adam Blumenfeld. *

10.4	Amended and Restated Executive Officer Change in Control Agreement between Sport Supply Group, Inc. and Terrence Babilla. *

10.5	Amended and Restated Form of Executive Officer Change In Control Agreement. *

31.1	Certification of Adam Blumenfeld pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of John Pitts pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Adam Blumenfeld and John Pitts pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith

**	Furnished herewith