Form 10-Q
period 2008-12-31
SPORT SUPPLY GROUP, INC.
filed 2009-02-11
CIK 828747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2008
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
Yes ☐ No ☑
As of February 6, 2009, there were 12,386,830 shares of the issuer’s common stock outstanding.

SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share amounts)

	December 31,	June 30,
	2008	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,082	$20,531
Accounts receivable, net of allowance for doubtful accounts of $1,588 and $1,320 respectively	34,638	34,060
Inventories	37,984	36,318
Current portion of deferred income taxes	3,934	3,866
Prepaid income taxes	712	—
Prepaid expenses and other current assets	1,908	1,203

Total current assets	82,258	95,978
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $8,536 and $7,576, respectively	8,993	9,715
DEFERRED DEBT ISSUANCE COSTS, net of accumulated amortization of $2,249 and $2,978, respectively	703	1,389
INTANGIBLE ASSETS, net of accumulated amortization of $4,817 and $4,431, respectively	6,604	6,972
GOODWILL	53,082	53,543
OTHER ASSETS, net	76	98

Total assets	$151,716	$167,695

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$16,959	$21,183
Accrued liabilities	10,389	11,842
Dividends payable	—	309
Accrued interest	149	240
Current portion of notes payable and other long-term debt	28,923	108
Income taxes payable	—	677

Total current liabilities	56,420	34,359
DEFERRED INCOME TAX LIABILITY	3,699	4,014
NOTES PAYABLE AND OTHER LONG-TERM DEBT	5,461	50,036

Total liabilities	65,580	88,409

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 12,490,756 and 12,465,986 shares issued and 12,386,830 and 12,362,060 shares outstanding, respectively	125	125
Additional paid-in capital	65,696	64,648
Retained earnings	21,118	15,316
Treasury stock at cost, 103,926 shares	(803)	(803)

Total stockholders’ equity	86,136	79,286

Total liabilities and stockholders’ equity	$151,716	$167,695

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Net sales	$53,175	$54,089	$126,752	$124,463
Cost of sales	34,443	34,816	81,101	79,562

Gross profit	18,732	19,273	45,651	44,901

Selling, general and administrative expenses	17,273	17,635	35,527	35,578

Operating profit	1,459	1,638	10,124	9,323

Other income (expense):
Interest income	40	70	117	157
Interest expense	(926)	(964)	(1,914)	(2,180)
Gain on early retirement of Notes	1,192	—	1,443	—
Other income (expense)	(21)	(15)	—	35

Total other income (expense)	285	(909)	(354)	(1,988)

Income before income taxes	1,744	729	9,770	7,335

Income tax provision	692	277	3,657	2,787

Net income	$1,052	$452	$6,113	$4,548

Weighted average number of shares outstanding:
Basic	12,386,830	12,242,845	12,379,427	11,916,216

Diluted	12,855,239	12,347,175	15,263,587	15,446,363

Net income per common share — basic	$0.08	$0.04	$0.49	$0.38

Net income per common share — diluted	$0.04	$0.04	$0.41	$0.37

Dividends declared per common share	$0.00	$0.025	$0.025	$0.05

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,113	$4,548
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Provision for uncollectible accounts receivable	498	486
Depreciation and amortization	1,420	1,850
Amortization of deferred debt issuance costs	686	496
Discount on early retirement of long term debt	(1,443)	—
Deferred income taxes	78	2,040
Stock-based compensation expense	569	218
Changes in operating assets and liabilities:
Accounts receivable	(1,076)	(5,148)
Inventories	(1,666)	465
Prepaid expenses and other current assets	(705)	149
Other assets, net	22	17
Accounts payable	(4,224)	2,794
Income taxes payable / prepaid income taxes	(1,389)	2,843
Accrued liabilities and accrued interest	(1,544)	1,548

Net cash provided by (used in) operating activities:	(2,661)	12,306

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(330)	(1,358)

Net cash used in investing activities:	(330)	(1,358)

CASH FLOWS FROM FINANCING ACTIVITIES:
Early retirement of long term debt	(19,701)	—
Deferred debt issuance cost	—	(18)
Proceeds from bank line of credit	15,213	1,015
Payments on notes payable and line of credit	(9,829)	(25,780)
Payment of dividends	(620)	(564)
Tax benefit related to the exercise of stock options	249	—
Proceeds from issuance of common stock	230	18,764

Net cash used in financing activities:	(14,458)	(6,583)

Net change in cash and cash equivalents	(17,449)	4,365
Cash and cash equivalents, beginning of period	20,531	5,670

Cash and cash equivalents, end of period	$3,082	$10,035

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,345	$1,971

Cash paid (refunded) for income taxes	$4,807	$(1,595)

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
2. Recent Accounting Pronouncements:
In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). This statement, effective for interim or annual reporting periods beginning after November 15, 2007, establishes a framework for measuring fair value in US GAAP and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157, to provide a one-year deferral of the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed in financial statements at fair value on a recurring basis (that is, at least annually). For nonfinancial assets and nonfinancial liabilities subject to the deferral, the effective date of SFAS 157 is postponed to fiscal years beginning after November 15, 2008 and to interim periods within those fiscal years. Except for nonfinancial assets and nonfinancial liabilities subject to the deferral, the Company adopted SFAS 157 on July 1, 2008, with no impact on its consolidated financial statements.
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
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific items, including:
•	Acquisition costs will generally be expensed as incurred;

•	Non-controlling interests (currently referred to as “minority interests”) will be valued at fair value at the acquisition date;

•	Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

•	In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;

•	Restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and

•	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.
SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact that the implementation of SFAS 141R will have on its consolidated financial position, results of operations or cash flows.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for the Company’s fiscal year beginning July 1, 2009. The Company does not believe the adoption of SFAS 160 will have a significant effect on its consolidated financial position, results of operations or cash flows.
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
In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, Goodwill and Other Intangible Assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact that the implementation of FSP 142-3 will have on its consolidated financial position, results of operations or cash flows.
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

The effective date of APB 14-1 is for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, and does not permit earlier application. However, the transition guidance requires retrospective application to all periods presented and does not grandfather existing instruments. In November 2004, the Company issued $50 million in convertible senior subordinated notes that mature December 1, 2009. The Company does not believe the adoption of APB 14-1 will have a significant effect on its consolidated financial position, results of operations or cash flows.
In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 applies to the calculation of earnings per share for share-based payment awards with rights to dividends or dividend equivalents under SFAS No. 128, Earnings Per Share. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents will be considered participating securities and will be included in the computation of earnings per share pursuant to the two-class method. The effective date of FSP EITF 03-6-1 is for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those years. Early adoption is not permitted. Once effective, all prior period earnings per share data presented will be adjusted retrospectively. The Company will adopt FSP EITF 03-6-1 on July 1, 2009. The Company is currently evaluating the impact that the implementation of FSP EITF 03-6-1 will have on its consolidated financial statements.
3. Net Sales:
The Company’s net sales to external customers are attributable to sales of sporting goods equipment and soft goods through the Company’s catalog and team dealer divisions. The following table details the Company’s consolidated net sales by these divisions for the three and six months ended December 31, 2008 and 2007:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
	(in thousands)
Catalog	$26,291	$27,291	$65,242	$64,592
Team Dealer	26,884	26,798	61,510	59,871

Net sales	$53,175	$54,089	$126,752	$124,463

4. Inventories:
Inventories are carried at the lower of cost or market using the weighted-average cost method for items purchased for resale and the average cost method for manufactured items.
Inventories at December 31, 2008 and June 30, 2008 consisted of the following:

	December 31,	June 30,
	2008	2008
	(in thousands)
Raw materials	$1,909	$2,297
Work in progress	160	159
Finished goods	35,915	33,862

Total inventories	$37,984	$36,318

5. Allowance for Doubtful Accounts:
Changes in the Company’s allowance for doubtful accounts for the six months ended December 31, 2008 and the fiscal year ended June 30, 2008, are as follows:

	December 31,	June 30,
	2008	2008
	(in thousands)
Balance at beginning of period	$1,320	$1,296
Provision for uncollectible accounts receivable	498	1,028
Accounts written off, net of recoveries	(230)	(1,004)

Balance at end of period	$1,588	$1,320

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
During the six months ended December 31, 2008, the Company used cash on hand and proceeds from the Revolving Facility, as defined below, to retire $21.1 million of the Notes for approximately $19.7 million, resulting in a gain on the early retirement of Notes of approximately $1.4 million.
On October 30, 2007, the Company entered into an Amended and Restated Credit Agreement (the “Revolving Facility”) with Merrill Lynch Business Financial Services Inc., individually and as a lender, as administrative agent, sole book runner and sole lead arranger, and Bank of America, N.A., as a lender. This Amended and Restated Credit Agreement replaced the Company’s prior Amended and Restated Credit Agreement (the “Senior Credit Facility”), dated as of November 13, 2006, by and among the Company, Merrill Lynch Business Financial Services Inc. and the additional lenders from time to time parties thereto. The Senior Credit Facility replaced the Company’s June 29, 2006 Credit Agreement with Merrill Lynch Business Financial Services Inc. The Revolving Facility established a commitment to provide the Company with a $25.0 million secured revolving credit facility through June 1, 2010.

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
On November 26, 2008, the Company entered into Amendment No. 3 to the Revolving Facility (“Amendment No. 3”). Amendment No. 3 amended the Revolving Facility to permit the use of cash plus up to an additional $5.0 million of the borrowing capacity under the Revolving Facility for early extinguishment of Notes, and to increase interest rates 0.50% (fifty basis points) and fix the unused line fee at 0.25% per annum. The Company’s borrowing rate at December 31, 2008 was 1.69% (LIBOR plus 1.25%).
At December 31, 2008, the Company had $5.4 million outstanding under the Revolving Facility, thereby leaving the Company with approximately $19.6 million of availability under the terms of the Revolving Facility.
The Notes are due December 1, 2009. This maturity date requires the $28.9 million balance of outstanding Notes to be classified as a current liability on the Company’s December 31, 2008 balance sheet. The Notes were included in notes payable on the Company’s June 30, 2008 balance sheet.
Notes payable and other long-term debt at December 31, 2008 and June 30, 2008 consisted of the following:

	December 31,	June 30,
	2008	2008
	(in thousands)
Notes	$28,856	$50,000
Revolving Facility	5,437	—
Other notes payable	91	144

Total notes payable	34,384	50,144
Less current portion	(28,923)	(108)

Notes payable and other long-term debt	$5,461	$50,036

Future payments on notes payable and other long-term debt are as follows for fiscal years ended June 30:

(in thousands)
2009	$54
2010	34,330
2011	—
Thereafter	—

Total future payments	$34,384

On February 9, 2009, the Company entered into a Credit Agreement (the “New Credit Agreement”) with Bank of America, N.A., as administrative agent, swing line lender, letter of credit issuer, sole lead arranger and sole book manager. The New Credit Agreement replaces the Company’s prior Revolving Facility. The New Credit Agreement establishes a commitment to provide the Company with a $40 million secured revolving credit facility through February 8, 2012. The facility provided under the New Credit Agreement may be expanded through the exercise of an accordion feature to $60 million, subject to certain conditions set forth in the New Credit Agreement. Borrowings under the New Credit Agreement may be limited to a borrowing base equal to 85% of the Company’s eligible accounts receivable plus 60% of the Company’s eligible inventory, but only if the Company’s Quick Ratio (as defined in the New Credit Agreement) is less than 1.00 to 1.00.

All borrowings under the New Credit Agreement will bear interest at LIBOR (London Interbank Offered Rate) plus a spread ranging from 1.25% to 3.00%, with the amount of the spread at any time based on the Company’s Funded Debt to EBITDA Ratio (as defined in the New Credit Agreement) on a trailing 12-month basis.
The New Credit Agreement includes covenants that require the Company to meet certain financial ratios. The Company’s Debt Service Coverage Ratio (as defined in the New Credit Agreement) must be at least 1.25 to 1.00 at all times and the Company’s Funded Debt to EBITDA Ratio on a trailing 12-month basis may not exceed 2.75 to 1.00. The New Credit Agreement also contains certain conditions that must be met with respect to acquisitions that in the aggregate cannot exceed $25 million.
The New Credit Agreement allows the Company to refinance the Notes with borrowings under the facility at or prior to maturity and to purchase up to $5,000,000 of its common stock, each provided certain conditions are met.
The New Credit Agreement is guaranteed by each of the Company’s domestic subsidiaries and is secured by, among other things, a pledge of all of the issued and outstanding shares of stock of each of the Company’s domestic subsidiaries and a first priority perfected security interest on substantially all of the assets of the Company and each of its domestic subsidiaries. The Company’s Asian subsidiary, Sports Supply Group Asia Limited, must be dissolved within 180 days of the closing of the New Credit Agreement. If the Asian subsidiary is not dissolved within this time period, it will also guarantee the New Credit Agreement.
The New Credit Agreement contains customary representations, warranties and covenants (affirmative and negative) and is subject to customary rights of the lenders and the administrative agent upon the occurrence and during the continuance of an event of default, including, under certain circumstances, the right to accelerate payment of the loans made under the New Credit Agreement and the right to charge a default rate of interest on amounts outstanding under the New Credit Agreement.
A commitment fee of 0.125% was due upon closing of the New Credit Agreement. There is no agency fee under the New Credit Agreement until a second lender becomes a party to the New Credit Agreement, at which point a $30,000 annual agency would be payable.

7. Income Per Share:
The table below outlines the determination of the number of diluted shares of common stock used in the calculation of diluted earnings per share as well as the calculation of diluted earnings per share for the periods presented:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
	(In thousands except share and per share data)
Numerator:
Net income	$1,052	$452	$6,113	$4,548
Effect of Notes	(528)	—	209	1,103

Diluted income	$524	$452	$6,322	$5,651

Denominator:
Basic weighted average shares outstanding	12,386,830	12,242,845	12,379,427	11,916,216
Add effect of:
Stock options and restricted stock	41,999	104,330	99,680	117,178
Notes	426,410	—	2,784,480	3,412,969

Diluted weighted average shares outstanding	12,855,239	12,347,175	15,263,587	15,446,363

Basic income per share	$0.08	$0.04	$0.49	$0.38

Diluted income per share	$0.04	$0.04	$0.41	$0.37
During the three and six months ended December 31, 2008, the Company repurchased approximately $15.6 million and $21.1 million, respectively, of the Notes in privately-negotiated transactions. We determined the dilutive effect of the repurchased Notes separately from the Notes outstanding at December 31, 2008. Under the if-converted method of SFAS 128, Earnings Per Share (“SFAS 128”), Notes repurchased during the three and six months ended December 31, 2008 are treated as having been converted to common stock equivalents at the start of the period. Adjustments to dilutive net income related to the repurchased Notes consist primarily of removing the gain related to the repurchases and similarly removing the effects of interest expense and other items.
For the three months ended December 31, 2008 and 2007, stock options to purchase 1,434,253 and 716,400 shares, respectively, and for the six months ended December 31, 2008 and 2007, stock options to purchase 988,096 and 458,850 shares, respectively, were excluded in the computations of diluted income per share because their effect was anti-dilutive due to their exercise prices being above the average stock price for the respective periods.
$50 million in Notes were issued in November 2004. During the three months ended December 31, 2008 and December 31, 2007, the assumed conversion of 2,612,224 shares and 3,412,969 shares, respectively, are not included in diluted weighted average shares. During the six months ended December 31, 2008, the assumed conversion of 628,489 shares are not included in the diluted weighted average shares. These shares were not included in the diluted weighted average shares because under the if-converted method of SFAS 128 they were anti-dilutive.
During the three and six months ended December 31, 2008, the Company used available cash on hand and proceeds from the Revolving Facility to retire $15.6 million and $21.1 million, respectively, of Notes.
On July 30, 2007, the Company privately sold 1,830,000 shares of its common stock for $18,300,000 to CBT Holdings, LLC.

8. Stockholders’ Equity:
Changes in stockholders’ equity during the six months ended December 31, 2008, were as follows:

(in thousands)

Stockholders’ equity at June 30, 2008	$79,286

Issuance of stock for cash	230

Stock-based compensation	569

Tax benefit related to the exercise of stock options	249

Net income	6,113

Dividends declared	(311)

Stockholders’ equity at December 31, 2008	$86,136

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
10. Subsequent Events:
On January 9, 2009, the Company announced that its Board of Directors approved and declared a quarterly cash dividend of $0.025 per share on the Company’s common stock for the second quarter of fiscal 2009, which ended December 31, 2008. The quarterly cash dividend is payable on January 30, 2009, to all stockholders of record on the close of business on January 19, 2009.
On February 9, 2009, the Company entered into a Credit Agreement (the “New Credit Agreement”) with Bank of America, N.A., as administrative agent, swing line lender, letter of credit issuer, sole lead arranger and sole book manager. The New Credit Agreement replaces the Company’s prior Revolving Facility. The New Credit Agreement establishes a commitment to provide the Company with a $40 million secured revolving credit facility through February 8, 2012. The facility provided under the New Credit Agreement may be expanded through the exercise of an accordion feature to $60 million, subject to certain conditions set forth in the New Credit Agreement. The Company will incur a third quarter non-cash charge of approximately $340 thousand for the remaining debt issuance costs associated with the early termination of the Revolving Facility. For additional information regarding the New Credit Agreement, refer to Note 6.

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
U.S. economic conditions continued to decline throughout calendar 2008, accelerating in the second half of the year with a sharp decline in the general economy. The deteriorating economy and turbulent financial and credit markets have continued to result in further eroded consumer confidence, increased unemployment and continuing real estate foreclosures. In addition, school districts and city, county and state governments are currently experiencing budget short falls. As we enter calendar 2009, the U.S. economy remains in a severe recession and the sporting goods industry faces greater adverse pressures than at the beginning of 2008.
Recent actions taken or under consideration by the federal government designed to increase spending could soften the impact of the recession. Nonetheless, there remains the possibility that sporting goods sales and gross margins may be adversely impacted.

Given the volatile trends and uncertain economic conditions, we have limited ability to forecast our fiscal 2009 consolidated operating and financial results. While there are many significant factors that we cannot control, we intend to navigate the present general economic downturn by remaining focused on improving areas within our control and on achieving further progress on three primary goals: maintaining a strong balance sheet; generating positive earnings before interest, taxes, depreciation and amortization (“EBITDA”) growth; and positioning our business to capitalize on an economic recovery when it occurs. Consistent with these goals, in the past six months we: (i) utilized existing cash to redeem approximately $21.1 million of Notes, resulting in a reduction in our debt, $1.2 million in annualized interest savings, and the recognition of a $1.4 million discount in connection with the early redemption; (ii) consolidated operations and cut overhead costs; and (iii) implemented additional marketing programs designed to meet our institutional customer’s needs and affordability concerns. Our key business strategies and plans for the remainder of fiscal 2009 and into fiscal 2010 will continue to reflect these priorities.
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

At December 31, 2008, our total allowance for doubtful accounts increased to approximately $1.6 million, compared to $1.3 million as of June 30, 2008. Accounts receivable days sales outstanding calculated on a three month average was 59 days at December 31, 2008 and 50 days at June 30, 2008. The December 31, 2008 days sales outstanding reflect a seasonal trend that is consistent with the prior year and is a one day improvement over December 31, 2007. On an ongoing basis, management continues to assess the quality of accounts receivable. See Note 5 in Notes to Condensed Consolidated Financial Statements.
Goodwill, Intangibles and Long-lived Assets. We assess the recoverability of the carrying value of goodwill, intangibles and long-lived assets periodically. If circumstances suggest that long-lived assets may be impaired, and a review indicates the carrying value will not be recoverable, the carrying value is reduced to its estimated fair value. As of December 31, 2008, the balance sheet includes approximately $59.7 million of goodwill and intangible assets, net, $9.0 million of fixed assets, net, and $0.7 million of deferred debt issuance costs, net. No impairment was recorded during the six months ended December 31, 2008. Because estimating the recoverability of the carrying value of long-lived assets requires significant management judgment and our use of different estimates that we reasonably could have used would have an impact on our reported net long-lived assets, we believe the accounting estimates related to our impairment testing are “critical accounting estimates.” Management of the Company has discussed this critical accounting estimate with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed the Company’s disclosure relating to this estimate in this Quarterly Report on Form 10-Q.
Consolidated Results of Operations
The following table compares selected financial data from the Condensed Consolidated Statements of Income for the three and six months ended December 31, 2008 and 2007 (dollars in thousands, except per share amounts):

	For the Three Months Ended December 31,				For the Six Months Ended December 31,
	2008		2007		2008		2007
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent

Net sales	$53,175	100.0%	$54,089	100.0%	$126,752	100.0%	$124,463	100.0%

Gross profit	18,732	35.2%	19,273	35.6%	45,651	36.0%	44,901	36.1%
Selling, general and administrative expenses	17,273	32.5%	17,635	32.6%	35,527	28.0%	35,578	28.6%

Operating profit	1,459	2.7%	1,638	3.0%	10,124	8.0%	9,323	7.5%
Other income (expense)	285	0.5%	(909)	-1.7%	(354)	-0.3%	(1,988)	-1.6%

Net income	$1,052	2.0%	$452	0.8%	$6,113	4.8%	$4,548	3.7%

Net income per share - basic	$0.08		$0.04		$0.49		$0.38
Net income per share - diluted	$0.04		$0.04		$0.41		$0.37

Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007
Net Sales. Net sales for the quarter ended December 31, 2008 totaled $53.2 million compared to $54.1 million for the quarter ended December 31, 2007, a decrease of $914 thousand, or 1.7%. The decrease in net sales was primarily attributable to a $1.0 million decrease in catalog group sales, which was slightly offset by an $86 thousand increase in team dealer group sales. The current recession has resulted in budget reductions in most states and budget deficits in many states. The primary contributor to the $1.0 million decrease in catalog group sales is the State of California. Our school district related athletic and physical education revenues in California decreased approximately $1.5 million in the quarter ended December 31, 2008 as compared to the quarter ended December 31, 2007. We believe there will be continuing customer budgetary, competitive and revenue challenges as our economy moves through and out of the current recession.
Gross Profit. Gross profit for the quarter ended December 31, 2008 decreased $541 thousand to $18.7 million, or 35.2% of net sales, compared with $19.3 million, or 35.6% of net sales, for the quarter ended December 31, 2007. Approximately $200 thousand of the $541 thousand decrease in gross profit was attributable to the 40 basis point reduction in gross profit percentage because of pricing pressures and the balance was due to the 1.7% decline in net sales. We believe there will be continuing competitive and customer budgetary gross profit challenges as our economy moves through and out of the current recession.
The acquisition and manufacturing costs of inventory, the cost of shipping and handling (freight costs) and any decrease in the value of inventory due to obsolescence or lower of cost or market adjustments are included in the determination of cost of sales. Cost of sales for the quarter ended December 31, 2008 was $34.4 million, or 64.8% of net sales, compared to $34.8 million, or 64.4% of net sales for the fiscal quarter ended December 31, 2007. Cost of sales for the quarter ended December 31, 2008 consisted of $30.0 million for the purchase price of our inventory sold, $3.8 million in outbound freight costs, $273 thousand for the write-off of obsolete or damaged inventory and $424 thousand for labor and overhead costs associated with the products we manufacture.
Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses for the quarter ended December 31, 2008 were $17.3 million, or 32.5% of net sales, compared with $17.6 million, or 32.6% of net sales, for the quarter ended December 31, 2007. During the quarter ended December 31, 2008, SG&A expenses primarily consisted of the following:
•	personnel related expenses (including group insurance) of approximately $9.8 million;

•	advertising and catalog production expenses of approximately $2.0 million;

•	IT operating costs of approximately $719 thousand;

•	depreciation and amortization of approximately $700 thousand;

•	rent expense of approximately $639 thousand;

•	facilities operating expenses of $616 thousand;

•	travel expenses of approximately $583 thousand; and

•	outside professional and legal services of approximately $528 thousand.
The $362 thousand decrease in SG&A expenses we experienced during the quarter ended December 31, 2008 compared to the quarter ended December 31, 2007 was primarily attributable to the following:
•	a decrease in personnel-related costs of $391 thousand primarily due to a $417 thousand reduction in performance incentives;

•	a decrease in depreciation and amortization of $198 thousand primarily due to a $126 thousand reduction in amortization from acquisition-related intangible assets becoming fully amortized and a $72 thousand reduction in depreciation from fully depreciating property and equipment assets exceeding depreciation from property and equipment additions;

•	a decrease in outside professional and legal services of $172 thousand primarily due to the reduction of Sarbanes-Oxley related services due to the Company qualifying as a smaller reporting company;

•	a decrease in facility rent and facility operating costs of $106 thousand due to lower operating expenses;

•	an increase in advertising and catalog production expenses of $358 thousand due to increased catalog creation and distribution costs of $181 thousand and a $171 thousand increase in other direct marketing and promotion costs; and

•	an increase in stock-based compensation expense of $151 thousand due to stock options issued in July 2008.
Operating Profit. Operating profit for the quarter ended December 31, 2008 decreased to $1.5 million, or 2.7% of net sales, compared to operating profit of $1.6 million, or 3.0% of net sales, for the quarter ended December 31, 2007. The $179 thousand decrease in operating profit was attributable to the decrease in gross profit of $541 thousand being partially offset by decreased SG&A expenses of $362 thousand.
Other Income (Expense). Other income/expense was income of $285 thousand for the quarter ended December 31, 2008, compared to expense of $909 thousand for the quarter ended December 31, 2007. The $1.2 million increase was primarily attributable the impact of the redemption of $21.1 million of Notes. The table below shows the components of other income/expense.

	For the Three Months Ended
	December 31,
	(in thousands)
	2008	2007	Change
Interest income	$40	$70	$(30)
Interest expense	(524)	(729)	205
Amortization of debt issuance costs	(169)	(235)	66
Accelerated amortization of debt issuance costs due to early retirement of Notes	(233)	—	(233)
Gain on early retirement of Notes	1,192	—	1,192
Other expense	(21)	(15)	(6)

Total other income/(expense)	$285	$(909)	$1,194

At December 31, 2008, the Company had approximately $5.4 million outstanding under the Revolving Facility and $28.9 million of Notes outstanding. The Company will continue to have 5.75% interest expense per annum on the remaining $28.9 million of Notes until the Notes mature December 1, 2009. Other ongoing interest expense will depend on borrowings under the Revolving Facility, the New Credit Agreement and other notes payable.

Income Taxes. Income tax expense for the quarter ended December 31, 2008 was $692 thousand, approximately 39.7% of our income before income taxes, compared to income tax expense of $277 thousand, approximately 38.0% of our income before income taxes for the quarter ended December 31, 2007. The increase in income tax expense was primarily attributable to the increase in income before taxes during the quarter ended December 31, 2008 compared to income before taxes for the prior comparable period.
Net Income. Net income for the quarter ended December 31, 2008 increased to $1.1 million, or 2.0% of net sales, compared to net income of $452 thousand, or 0.8% of net sales, for the quarter ended December 31, 2007.
Six Months Ended December 31, 2008 Compared to Six Months Ended December 31, 2007
Net Sales. Net sales for the six months ended December 31, 2008 totaled $126.8 million compared to $124.5 million for the six months ended December 31, 2007, an increase of $2.3 million, or 1.8%. The increase in net sales was primarily attributable to a $650 thousand increase in catalog group sales and a $1.6 million increase in team dealer group sales for the six month period. Net sales for the first quarter ended September 30, 2008 increased $3.2 million over the first quarter of the previous year and net sales for the second quarter ended December 31, 2008 decreased $914 thousand as compared to the second quarter of the previous year, as previously discussed above. This resulted in a $2.3 million increase for the six months ended December 31, 2008 over the same period the previous year. We believe there will be continuing customer budgetary and competitive market pressures resulting in revenue challenges as our economy moves through and out of the current recession.
Gross Profit. Gross profit for the six months ended December 31, 2008 increased $750 thousand to $45.7 million, or 36.0% of net sales, compared with $44.9 million, or 36.1% of net sales, for the six months ended December 31, 2007. This 10 basis point decrease is not a significant change in gross profit. Nevertheless, we believe there will be continuing competitive pricing pressures and customer budgetary challenges as our economy moves through and out of the current recession that could adversely impact future gross profits as a percentage of net sales.
The acquisition and manufacturing costs of inventory, the cost of shipping and handling (freight costs) and any decrease in the value of inventory due to obsolescence or lower of cost or market adjustments are included in the determination of cost of sales. Cost of sales for the six months ended December 31, 2008 was $81.1 million, or 64.0% of net sales, compared to $79.6 million, or 63.9% of net sales for the six months ended December 31, 2007. Cost of sales for the six months ended December 31, 2008 consisted of $71.0 million for the purchase price of our inventory sold, $8.7 million in outbound freight costs, $389 thousand for the write-off of obsolete or damaged inventory and $995 thousand for labor and overhead costs associated with the products we manufacture.
Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses for the six months ended December 31, 2008 were $35.5 million, or 28.0% of net sales, compared with $35.6 million, or 28.6% of net sales, for the six months ended December 31, 2007. During the six months ended December 31, 2008, SG&A expenses primarily consisted of the following:
•	personnel related expenses (including group insurance) of approximately $20.5 million;
•	advertising and catalog production expenses of approximately $3.7 million;
•	IT operating costs of approximately $1.4 million;
•	depreciation and amortization of approximately $1.4 million;

•	rent expense of approximately $1.3 million;
•	facilities operating expenses of $1.3 million;
•	travel expenses of approximately $1.1 million; and
•	outside professional and legal services of approximately $1.1 million.
In aggregate, SG&A expenses were consistent for both six month periods ended December 31. The $51 thousand decrease in SG&A expenses we experienced during the six months ended December 31, 2008 compared to the six months ended December 31, 2007 was primarily attributable to the following:
•	a decrease in outside professional and legal services of $794 thousand primarily due to the reduction of Sarbanes-Oxley related services due to the Company qualifying as a smaller reporting company;
•	a decrease in depreciation and amortization of $373 thousand primarily due to a $148 thousand reduction in amortization from acquisition-related intangible assets becoming fully amortized and a $225 thousand reduction in depreciation from fully depreciating property and equipment assets exceeding depreciation from property and equipment additions;
•	a decrease in facility rent and facility operating costs of $141 thousand primarily due to lower operating expenses;
•	an increase in stock-based compensation expense of $345 thousand due to stock options issued in July 2008;
•	an increase in advertising and catalog expenses of $328 thousand due to increased catalog creation and distribution costs of $299 thousand and a $29 thousand increase in other direct marketing and promotion costs;
•	an increase in IT operating expenses of $315 thousand primarily due to the capitalized cost related to a system migration project that was completed in the prior year. IT operating expenses for the six months ended December 31, 2008 are representative of ongoing IT operating expenses; and
•	an increase in personnel-related expenses of $290 thousand primarily due to a $179 thousand increase in performance incentives and a $97 thousand increase in payroll-related taxes and benefits.
Operating Profit. Operating profit for the six months ended December 31, 2008 increased to $10.1 million, or 8.0% of net sales, compared to operating profit of $9.3 million, or 7.5% of net sales, for the six months ended December 31, 2007. The $801 thousand increase in operating profit was primarily attributable to the net impact of the $750 thousand increase in gross profit and consistent SG&A expenses for the six month period ended December 31, 2008 compared to the six month period ended December 31, 2007.

Other Income (Expenses). Other income/expense was expense of $354 thousand for the six months ended December 31, 2008, compared to expense of $2.0 million for the six months ended December 31, 2007. The $1.6 million decrease was primarily attributable to a $1.4 million discount realized from the early retirement of Notes and a $483 thousand decrease in interest expense that was primarily the result of retiring Notes. The table below shows the components of other income/expense.

	For the Six Months Ended
	December 31,
	(in thousands)
	2008	2007	Change
Interest income	$117	$157	$(40)

Interest expense	(1,201)	(1,684)	483
Amortization of debt issuance costs	(378)	(496)	118
Accelerated amortization of debt issuance costs due to early retirement of Notes	(335)	—	(335)
Gain on early retirement of Notes	1,443	—	1,443
Other income	—	35	(35)

Total other expense	$(354)	$(1,988)	$1,634

At December 31, 2008, the Company had approximately $5.4 million outstanding under the Revolving Facility and $28.9 million of Notes outstanding. The Company will continue to have 5.75% interest expense per annum on the remaining $28.9 million of Notes until the Notes mature December 1, 2009. Other ongoing interest expense will depend on borrowings under the Revolving Facility, the New Credit Agreement and other notes payable.
Income Taxes. Income tax expense for the six months ended December 31, 2008 was $3.7 million, approximately 37.4% of our income before income taxes, compared to income tax expense of $2.8 million, approximately 38.0% of our income before income taxes for the six months ended December 31, 2007. The increase in income tax expense was primarily attributable to the increase in income before taxes during the six months ended December 31, 2008 compared to income before taxes for the prior comparable period.
Net Income. Net income for the six months ended December 31, 2008 increased to $6.1 million, or 4.8% of net sales, compared to net income of $4.5 million, or 3.7% of net sales, for the six months ended December 31, 2007.
Liquidity and Capital Resources
The Company’s primary sources of liquidity and capital resources are its operating cash flow, working capital, Revolving Facility, New Credit Agreement and Notes. Each is discussed below.
Liquidity
On July 30, 2007, the Company privately sold 1,830,000 shares of its common stock for $18.3 million to CBT Holdings, LLC (“CBT Holdings”). The Company used the proceeds from the private placement for the prepayment of outstanding indebtedness under the Revolving Facility.

Cash Flows
Net cash decreased $17.5 million during the six months ended December 31, 2008 due primarily to $2.7 million cash used in operations and $14.4 million cash used in financing activities. Net cash flows for the six month periods ended December 31, 2008 and December 31, 2007 are summarized below.

	Six Months Ended
	December 31,
	2008	2007
	(in thousands)
Operating activities	$(2,661)	$12,306
Investing activities	$(330)	$(1,358)
Financing activities	$(14,458)	$(6,583)
Operating Activities.
Net cash flows from operating activities decreased $2.7 million during the six months ended December 31, 2008 as compared to an increase of $12.3 million during the six months ended December 31, 2007 and were primarily the result of:
•	net income of $6.1 million, as compared to $4.5 million for the six months ended December 31, 2007;
•	additional sources of cash from non-cash expenses included in net income of $1.8 million as compared to $5.1 million for the six months ended December 31, 2007;
•	use of cash from a $3.4 million increase in accounts receivable, inventory and prepaid expenses as compared to $4.5 million for the six months ended December 31, 2007;
•	use of cash from a $5.8 million decrease in accounts payable and accrued liabilities as compared to a source of cash from an increase of $4.3 million for the six months ended December 31, 2007; and
•	use of cash from a $1.4 million decrease in prepaid income taxes as compared to a source of cash from an increase of $2.8 million in income taxes payable for the six months ended December 31, 2007.
Accounts receivable and inventories have significant impacts on operating cash flows. Accounts receivable were $1.8 million lower at December 31, 2008 as compared to December 31, 2007. Although we have not seen a slowing in customer payment cycles, we expect current economic and market conditions to potentially adversely impact future collection cycles. Consolidated inventories are $6.2 million higher at December 31, 2008 as compared to December 31, 2007. We invested in higher levels of active inventory items over the past three quarters in an effort to purchase inventory ahead of cost increases and to provide faster fulfillment to customers in the current competitive environment.
Current assets as of December 31, 2008 were approximately $82.2 million and current liabilities were approximately $56.4 million, thereby providing the Company with working capital of approximately $25.8 million.

Investing Activities.
Net cash used in investing activities during the six months ended December 31, 2008 was $330 thousand, compared to $1.4 million of cash used in investing activities during the six months ended December 31, 2007. Net cash used in investing activities during both periods were for purchases of property and equipment.
Financing Activities.
Net cash used in financing activities during the six months ended December 31, 2008 was $14.5 million, compared to net cash used in financing activities of $6.6 million during the six months ended December 31, 2007. During the six months ended December 31, 2008, the Company used cash on hand to retire, at a $1.4 million discount, $21.1 million of Notes. Also during the six months ended December 31, 2008, the Company began using the Revolving Facility and at December 31, 2008, had $5.4 million outstanding under the Revolving Facility.
On July 30, 2007, the Company privately sold 1,830,000 shares of its common stock for $18.3 million to CBT Holdings. The Company used the proceeds from the private placement for the prepayment of outstanding indebtedness under the Revolving Facility. During the six months ended December 31, 2007, the Company repaid the entire amount outstanding under the Revolving Facility, resulting in $0 outstanding under the Revolving Facility at December 31, 2007.
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
During the six months ended December 31, 2008, the Company used cash on hand and proceeds from the Revolving Facility to repurchase approximately $21.1 million of the Notes. The repurchases were made in private transactions, as described below. The retired Notes were repurchased at a discounted price of approximately 93.2% of face value and resulted in a non-cash, pre-tax gain on early retirement of debt of approximately $1.4 million. The Notes are due December 1, 2009. This maturity date requires the $28.9 million balance of outstanding Notes to be classified as a current liability on the Company’s December 31, 2008 balance sheet. The Notes were included in notes payable on the Company’s June 30, 2008 balance sheet.

On October 30, 2007, the Company entered into an Amended and Restated Credit Agreement (the “Revolving Facility”) with Merrill Lynch Business Financial Services Inc., individually and as a lender, as administrative agent, sole book runner and sole lead arranger, and Bank of America, N.A., as a lender. This Amended and Restated Credit Agreement replaced the Company’s prior Amended and Restated Credit Agreement (the “Senior Credit Facility”), dated as of November 13, 2006, by and among the Company, Merrill Lynch Business Financial Services Inc. and the additional lenders from time to time parties thereto. The Senior Credit Facility replaced the Company’s June 29, 2006 Credit Agreement with Merrill Lynch Business Financial Services Inc. The Revolving Facility established a commitment to provide the Company with a $25.0 million secured revolving credit facility through June 1, 2010. The Revolving Facility was the Company’s principal external source of liquidity prior to the New Credit Agreement.
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
On November 26, 2008, the Company entered into Amendment No. 3 to the Revolving Facility (“Amendment No. 3”). Amendment No. 3 amended the Revolving Facility to permit the use of cash plus up to an additional $5.0 million of the borrowing capacity under the Revolving Facility for early extinguishment of the Notes, and to increase interest rates 0.50% (fifty basis points) and fix the unused line fee at 0.25% per annum. The Company’s borrowing rate at December 31, 2008 was 1.69% (LIBOR plus 1.25%).
As of December 31, 2008, the Company had $5.4 million outstanding under the Revolving Facility, thereby leaving the Company with approximately $19.6 million of availability under the terms of the Revolving Facility.
All borrowings under the Revolving Facility bear interest at either (a) LIBOR (London Interbank Offered Rate) plus a spread ranging from 1.25% to 1.75%, with the amount of the spread at any time based on the Company’s ratio of total debt, excluding subordinated debt, to the Company’s EBITDA (the “Senior Leverage Ratio”) on a trailing 12-month basis, or (b) an alternative base rate equal to the MLCFC prime rate plus an additional spread ranging from -0.25% to 0.25%, with the amount of the spread at any time based on the Company’s Senior Leverage Ratio on a trailing 12-month basis.
The Revolving Facility included covenants that required the Company to maintain certain financial ratios. The Company’s Senior Leverage Ratio on a trailing 12-month basis could not exceed 2.50 to 1.00 at any time and the Company’s ratio of EBITDA to the sum of the Company’s fixed charges (interest expense, taxes, cash dividends and scheduled principal payments) on a trailing 12-month basis (the “Fixed Charge Coverage Ratio”) must have been at least 1.15 to 1.00 at all times. The Revolving Facility also limited the amount the Company could disburse for capital expenditures. At December 31, 2008, the Company was in compliance with all of its financial covenants under the Revolving Facility.

The Revolving Facility was guaranteed by each of the Company’s subsidiaries and was secured by, among other things, a pledge of all of the issued and outstanding shares of stock of each of the Company’s subsidiaries and a first priority perfected security interest on all of the assets of the Company and each of its subsidiaries.
The Revolving Facility contained customary representations, warranties and covenants (affirmative and negative) and the Revolving Facility was subject to customary rights of the lenders and the administrative agent upon the occurrence and during the continuance of an event of default, including, under certain circumstances, the right to accelerate payment of the loans made under the Revolving Facility and the right to charge a default rate of interest on amounts outstanding under the Revolving Facility.
On February 9, 2009, the Company entered into a Credit Agreement (the “New Credit Agreement”) with Bank of America, N.A., as administrative agent, swing line lender, letter of credit issuer, sole lead arranger and sole book manager. The New Credit Agreement replaces the Company’s prior Revolving Facility. The New Credit Agreement establishes a commitment to provide the Company with a $40 million secured revolving credit facility through February 8, 2012. The facility provided under the New Credit Agreement may be expanded through the exercise of an accordion feature to $60 million, subject to certain conditions set forth in the New Credit Agreement. Borrowings under the New Credit Agreement may be limited to a borrowing base equal to 85% of the Company’s eligible accounts receivable plus 60% of the Company’s eligible inventory, but only if the Company’s Quick Ratio (as defined in the New Credit Agreement) is less than 1.00 to 1.00.
All borrowings under the New Credit Agreement will bear interest at LIBOR (London Interbank Offered Rate) plus a spread ranging from 1.25% to 3.00%, with the amount of the spread at any time based on the Company’s Funded Debt to EBITDA Ratio (as defined in the New Credit Agreement) on a trailing 12-month basis.
The New Credit Agreement includes covenants that require the Company to meet certain financial ratios. The Company’s Debt Service Coverage Ratio (as defined in the New Credit Agreement) must be at least 1.25 to 1.00 at all times and the Company’s Funded Debt to EBITDA Ratio on a trailing 12-month basis may not exceed 2.75 to 1.00. The New Credit Agreement also contains certain conditions that must be met with respect to acquisitions that in the aggregate cannot exceed $25 million.
The New Credit Agreement allows the Company to refinance the Notes with borrowings under the facility at or prior to maturity and to purchase up to $5,000,000 of its common stock, each provided certain conditions are met.
The New Credit Agreement is guaranteed by each of the Company’s domestic subsidiaries and is secured by, among other things, a pledge of all of the issued and outstanding shares of stock of each of the Company’s domestic subsidiaries and a first priority perfected security interest on substantially all of the assets of the Company and each of its domestic subsidiaries. The Company’s Asian subsidiary, Sports Supply Group Asia Limited, must be dissolved within 180 days of the closing of the New Credit Agreement. If the Asian subsidiary is not dissolved within this time period, it will also guarantee the New Credit Agreement.
The New Credit Agreement contains customary representations, warranties and covenants (affirmative and negative) and is subject to customary rights of the lenders and the administrative agent upon the occurrence and during the continuance of an event of default, including, under certain circumstances, the right to accelerate payment of the loans made under the New Credit Agreement and the right to charge a default rate of interest on amounts outstanding under the New Credit Agreement.

A commitment fee of 0.125% was due upon closing of the New Credit Agreement. There is no agency fee under the New Credit Agreement until a second lender becomes a party to the New Credit Agreement, at which point a $30,000 annual agency would be payable.
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
In addition, for so long as CBT Holdings owns not less than 600,000 of the shares, it will have certain rights with respect to access to Company management, the ability to designate a representative who is reasonably acceptable to the Company to attend in a non-voting, observer capacity, the meetings of the Company’s Board of Directors and its committees, and the ability to require that the Company’s Board of Directors nominate a designee chosen by CBT Holdings and who is otherwise reasonably acceptable to the Company and further recommend to the Company’s stockholders the election of such nominee to the Company’s Board of Directors. CBT Holdings has exercised its Board of Directors participation right and Scott H. Richland, Manager of CBT Holdings, has been elected to the Company’s Board of Directors.
On July 26, 2004, the Company issued promissory notes related to acquisitions in the aggregate amount of $500 thousand. Payments of principal are paid monthly and interest accrues at the rate of 4% per annum on any past due principal amount of the notes. The notes mature on July 31, 2009. Principal payments made in the six months ended December 31, 2008 were $40 thousand and the remaining principal payments of $58 thousand are due through the fiscal year ending June 30, 2010.
Long-Term Financial Obligations and Other Commercial Commitments
The following table summarizes the outstanding borrowings and long-term contractual obligations of the Company at December 31, 2008, and the effects such obligations are expected to have on liquidity and cash flows in future periods.
Contractual Obligations

	Payments due by 12 month Period
	(dollars in thousands)
		Less than			After
	Total	1 year	1 - 3 years	3 - 5 years	5 years
Long-term debt, including current portion	$34,384	$28,923	$5,461	$—	$—
Operating leases	5,346	2,878	2,344	124	—
Interest expense on long-term debt	1,690	1,610	80	—	—

Total contractual cash obligations	$41,420	$33,411	$7,885	$124	$—

Purchase Commitments. The Company currently has no purchase commitments.

Long-Term Debt and Advances Under Credit Facilities. As of December 31, 2008, we had $28.9 million in Notes outstanding and maintained the Revolving Facility with MLCFC. As of December 31, 2008, the Company had $5.4 million outstanding under the Revolving Facility, thereby leaving the Company with approximately $19.6 million of availability under the terms of the Revolving Facility. Promissory notes related to past acquisitions were approximately $58 thousand.
We believe the Company’s available borrowings under the New Credit Agreement, cash on hand and cash flows from operations will satisfy its respective short-term and long-term liquidity requirements. The Notes mature in December 2009. In the absence of the Notes converting into shares of the Company’s common stock, it is our intent to pay off as much of the debt as possible with cash flows from operations and refinance the remaining balance with additional bank debt or the public or private sale of debt or equity securities. The New Credit Agreement allows the Company to refinance the Notes with borrowings under the facility at or prior to maturity, subject to certain conditions set forth in the New Credit Agreement. We believe the New Credit Agreement is sufficient to accommodate our bank debt needs when the Notes mature.
The Company may experience periods of higher borrowings under the New Credit Agreement due to the seasonal nature of its business. If the Company were to actively seek expansion through future acquisitions and/or joint ventures, then the success of such efforts may require additional bank debt, or public or private sales of debt or equity securities, which may not be readily available and, if available, may not be obtainable on acceptable terms.
The New Credit Agreement expires February 8, 2012. As previously discussed, the New Credit Agreement has defined debt compliance covenants and borrowing base provisions. We believe Bank of America, N.A. will be able to support the New Credit Agreement until it expires. We also believe we will continue to meet our covenant compliance requirements. However, there can be no assurance regarding these matters given the current state of the financial markets and global economy.
Operating Leases. We lease property and equipment, manufacturing and warehouse facilities, and office space under non-cancellable leases. Certain of these leases obligate us to pay taxes, maintenance and repair costs.
Off-Balance Sheet Arrangements. We do not utilize off-balance sheet financing arrangements. We do, however, finance the use of certain facilities, office and computer equipment, and automobiles under various non-cancellable operating lease agreements. At December 31, 2008, the total future minimum lease payments under various operating leases to which we are a party to totaled approximately $5.3 million and are payable through fiscal 2013.
Subsequent Events
On January 9, 2009, the Company announced that its Board of Directors approved and declared a quarterly cash dividend of $0.025 per share on the Company’s common stock for the second quarter of fiscal 2009, which ended December 31, 2008. The quarterly cash dividend is payable on January 30, 2009, to all stockholders of record on the close of business on January 19, 2009.
On February 9, 2009, the Company entered into a Credit Agreement (the “New Credit Agreement”) with Bank of America, N.A., as administrative agent, swing line lender, letter of credit issuer, sole lead arranger and sole book manager. The New Credit Agreement replaces the Company’s prior Revolving Facility. The New Credit Agreement establishes a commitment to provide the Company with a $40 million secured revolving credit facility through February 8, 2012. The facility provided under the New Credit Agreement may be expanded through the exercise of an accordion feature to $60 million, subject to certain conditions set forth in the New Credit Agreement. The Company will incur a third quarter non-cash charge of approximately $340 thousand for the remaining debt issuance costs associated with the early termination of the Revolving Facility. For additional information regarding the New Credit Agreement, see “Capital Resources” above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rates
We are exposed to interest rate risk in connection with our borrowings under the New Credit Agreement, which bears interest at floating rates based on LIBOR plus an applicable borrowing margin. For our Notes, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.
As of December 31, 2008, we had $28.9 million in principal amount of fixed rate debt represented by the Notes and $5.4 million of variable rate debt represented by borrowings under the Revolving Facility. At December 31, 2008, up to $19.6 million of variable rate borrowings were available under the Revolving Facility. We may use derivative financial instruments, where appropriate, to manage our interest rate risks or risks of a declining United States dollar. However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes. At December 31, 2008, we had no such derivative financial instruments outstanding.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in §240.13a–15(e) or §240.15d–15(e) of the General Rules and Regulations of the Securities Exchange Act of 1934, as amended (the “1934 Act”)) as of the end of the period covered by this Quarterly Report. Based on that evaluation, management, including the CEO and CFO, has concluded that, as of December 31, 2008, the Company’s disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting. Sport Supply Group’s management, with the participation of Sport Supply Group’s CEO and CFO, has evaluated whether any change in Sport Supply Group’s internal control over financial reporting occurred during the first six months of fiscal 2009. Based on its evaluation, management, including the CEO and CFO, has concluded that there has been no change in Sport Supply Group’s internal control over financial reporting during the first six months of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

			Total Number
			of Notes	Approximate
			Purchased as	Dollar Value of
	Total		Part of Publicly	Notes that May
	Number of	Average	Announced	yet be Purchased
	Notes	Price Paid	Plans or	Under the Plans
	Purchased	per Note	Programs (1)	or Programs

July 1 - 31, 2008 (2)	101,296	$13.95	101,296	$18,586,000

August 1 - 31, 2008 (3)	273,038	$13.99	273,038	$14,766,000

October 1 - 31, 2008 (4)	477,816	$13.62	477,816	$8,256,000

November 1 – 30, 2008 (5)	238,908	$13.19	238,908	$5,106,000

December 1 - 31, 2008 (6)	352,218	$13.65	352,218	$299,000

(1)	As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on November 26, 2008, under Amendment No. 3 to the Revolving Facility, the Company was authorized to repurchase up to $20.0 million of the Notes. The New Credit Agreement allows the Company to refinance the Notes with borrowings under the facility at or prior to maturity.

(2)	On July 7, 2008, the Company purchased approximately $1.5 million of its Notes through an open market purchase. The Notes were purchased at a discounted price of $95.25 per $100 value. The Company paid approximately $1.4 million in principal and accrued interest.

(3)	On August 13, 2008, the Company purchased approximately $4.0 million of its Notes through an open market purchase. The Notes were purchased at a discounted price of $95.50 per $100 value. The Company paid approximately $3.9 million in principal and accrued interest.

(4)	On October 7, 2008, the Company purchased approximately $7.0 million of its Notes through an open market purchase. The Notes were purchased at a discounted price of $93.00 per $100 value. The Company paid approximately $6.7 million in principal and accrued interest.

(5)	On November 28, 2008, the Company purchased approximately $3.5 million of its Notes through an open market purchase. The Notes were purchased at a discounted price of $90.00 per $100 value. The Company paid approximately $3.2 million in principal and accrued interest.

(6)	During the month ended December 31, 2008, the Company purchased approximately $5.2 million of its Notes through open market purchases. The Notes were purchased at a discounted price of $93.17 per $100 value. The Company paid approximately $4.8 million in principal and accrued interest.

Item 4. Submission of Matter to a Vote of Security Holders.
As contemplated in the Company’s proxy statement, which was mailed to stockholders beginning on October 8, 2008, the Company’s stockholders elected Adam Blumenfeld, Jeff Davidowitz, Richard Ellman, William M. Lockhart, Scott H. Richland and William H. Watkins, Jr. as directors of the Company, each to serve until the next annual meeting of stockholders. The Company’s stockholders also considered a proposal to ratify the selection of Grant Thornton LLP as the independent auditor of the Company for the fiscal year ending June 30, 2009.
Each of the foregoing proposals was approved at the Company’s annual meeting of stockholders on November 20, 2008. Each Board nominee received the number of votes indicated below.

	No. of Votes Cast	No. of Votes Cast
	Nominee for	Against or
	Election	Withheld
Adam Blumenfeld	8,623,244	298,059
Jeff Davidowitz	8,408,163	507,140
Richard Ellman	8,591,305	323,998
William M. Lockhart	8,599,933	315,370
Scott H. Richland	8,599,982	315,321
William H. Watkins, Jr.	8,591,354	323,949
With respect to the approval of the proposal to ratify the selection of Grant Thornton LLP, the votes for, against and abstentions, as well as broker non-votes, were as follows:

Votes For	8,879,831
Votes Against	36,181
Abstentions	291
Broker Non-Votes	—
Item 5. Other Information.
On February 9, 2009, the Company entered into a Credit Agreement (the “New Credit Agreement”) with Bank of America, N.A., as administrative agent, swing line lender, letter of credit issuer, sole lead arranger and sole book manager. The New Credit Agreement replaces the Company’s prior Revolving Facility. The New Credit Agreement establishes a commitment to provide the Company with a $40 million secured revolving credit facility through February 8, 2012. The facility provided under the New Credit Agreement may be expanded through the exercise of an accordion feature to $60 million, subject to certain conditions set forth in the New Credit Agreement. Borrowings under the New Credit Agreement may be limited to a borrowing base equal to 85% of the Company’s eligible accounts receivable plus 60% of the Company’s eligible inventory, but only if the Company’s Quick Ratio (as defined in the New Credit Agreement) is equal to or less than 1.00 to 1.00. Bank of America, N.A. also provides the Company with depository banking services.
All borrowings under the New Credit Agreement will bear interest at LIBOR (London Interbank Offered Rate) plus a spread ranging from 1.25% to 3.00%, with the amount of the spread at any time based on the Company’s Funded Debt to EBITDA Ratio (as defined in the New Credit Agreement) on a trailing 12-month basis.

The New Credit Agreement includes covenants that require the Company to meet certain financial ratios. The Company’s Debt Service Coverage Ratio (as defined in the New Credit Agreement) must be at least 1.25 to 1.00 at all times and the Company’s Funded Debt to EBITDA Ratio on a trailing 12-month basis may not exceed 2.75 to 1.00. The New Credit Agreement also contains certain conditions that must be met with respect to acquisitions that in the aggregate cannot exceed $25 million.
The New Credit Agreement allows the Company to refinance the Notes with borrowings under the facility at or prior to maturity and to purchase up to $5,000,000 of its common stock, each provided certain conditions are met.
The New Credit Agreement is guaranteed by each of the Company’s domestic subsidiaries and is secured by, among other things, a pledge of all of the issued and outstanding shares of stock of each of the Company’s domestic subsidiaries and a first priority perfected security interest on substantially all of the assets of the Company and each of its domestic subsidiaries. The Company’s Asian subsidiary, Sports Supply Group Asia Limited, must be dissolved within 180 days of the closing of the New Credit Agreement. If the Asian subsidiary is not dissolved within this time period, it will also guarantee the New Credit Agreement.
The New Credit Agreement contains customary representations, warranties and covenants (affirmative and negative) and is subject to customary rights of the lenders and the administrative agent upon the occurrence and during the continuance of an event of default, including, under certain circumstances, the right to accelerate payment of the loans made under the New Credit Agreement and the right to charge a default rate of interest on amounts outstanding under the New Credit Agreement.
A commitment fee of 0.125% was due upon closing of the New Credit Agreement. There is no agency fee under the New Credit Agreement until a second lender becomes a party to the New Credit Agreement, at which point a $30,000 annual agency would be payable.

Item 6. Exhibits.
A. Exhibits. The following exhibits are filed as part of this report:

Exhibit Number	Description	Incorporated by Reference From
3.1	Certificate of Incorporation of the Registrant.	Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed on September 9, 1999.

3.1.1	Certificate of Amendment to Certificate of Incorporation of Collegiate Pacific Inc.	Exhibit 3.10 to the Registrant’s Registration Statement on Form SB-2 (No. 333-34294) originally filed on April 7, 2000.

3.1.2	Amendment to Certificate of Incorporation of Collegiate Pacific Inc.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2007.

3.2	By-Laws of the Registrant.	Exhibit 2 to the Registrant’s Registration Statement on Form 8-A filed on September 9, 1999.

3.2.1	Amendment to the Bylaws of Collegiate Pacific Inc.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 14, 2007.

3.2.2	Amendment to the Bylaws of Collegiate Pacific Inc.	Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on July 2, 2007.

4.1	Specimen Certificate of Common Stock, $0.01 par value, of Sport Supply Group, Inc.	Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed on September 13, 2007.

4.2	Indenture, dated as of November 26, 2004, by and between Collegiate Pacific Inc. and The Bank of New York Trust Company N.A., as Trustee.	Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on November 29, 2004.

4.3	Form of 5.75% Convertible Senior Subordinated Note Due 2009 (included in Section 2.2 of Exhibit 4.2 to this report).	Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on November 29, 2004.

10.1	Executive Officer Change In Control Agreement between Sport Supply Group, Inc. and John Pitts.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 1, 2008.

10.2	Amended and Restated Executive Officer Change in Control Agreement between Sport Supply Group, Inc. and Adam Blumenfeld.	Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2008.

10.3	Amended and Restated Executive Officer Change in Control Agreement between Sport Supply Group, Inc. and Terrence Babilla.	Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2008.

Exhibit Number	Description	Incorporated by Reference From
10.4	Amended and Restated Form of Executive Officer Change In Control Agreement.	Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2008.

10.5	Amendment No. 3 to Amended and Restated Credit Agreement, dated November 26, 2008, by and between Sport Supply Group, Inc. and Merrill Lynch Commercial Finance Corp.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 26, 2008.

10.6	Credit Agreement, dated February 9, 2009, by and between Sport Supply Group, Inc. and Bank of America, N.A*

31.1	Certification of Adam Blumenfeld pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of John Pitts pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Adam Blumenfeld and John Pitts pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SPORT SUPPLY GROUP, INC.
Dated: February 11, 2009	/s/ Adam Blumenfeld
Adam Blumenfeld, Chief Executive Officer

/s/ John Pitts
John Pitts, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
The following exhibits are filed as part of this report:

Exhibit Number	Description	Incorporated by Reference From
3.1	Certificate of Incorporation of the Registrant.	Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed on September 9, 1999.

3.1.1	Certificate of Amendment to Certificate of Incorporation of Collegiate Pacific Inc.	Exhibit 3.10 to the Registrant’s Registration Statement on Form SB-2 (No. 333-34294) originally filed on April 7, 2000.

3.1.2	Amendment to Certificate of Incorporation of Collegiate Pacific Inc.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2007.

3.2	By-Laws of the Registrant.	Exhibit 2 to the Registrant’s Registration Statement on Form 8-A filed on September 9, 1999.

3.2.1	Amendment to the Bylaws of Collegiate Pacific Inc.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 14, 2007.

3.2.2	Amendment to the Bylaws of Collegiate Pacific Inc.	Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on July 2, 2007.

4.1	Specimen Certificate of Common Stock, $0.01 par value, of Sport Supply Group, Inc.	Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed on September 13, 2007.

4.2	Indenture, dated as of November 26, 2004, by and between Collegiate Pacific Inc. and The Bank of New York Trust Company N.A., as Trustee.	Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on November 29, 2004.

4.3	Form of 5.75% Convertible Senior Subordinated Note Due 2009 (included in Section 2.2 of Exhibit 4.2 to this report).	Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on November 29, 2004.

10.1	Executive Officer Change In Control Agreement between Sport Supply Group, Inc. and John Pitts.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 1, 2008.

10.2	Amended and Restated Executive Officer Change in Control Agreement between Sport Supply Group, Inc. and Adam Blumenfeld.	Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2008.

10.3	Amended and Restated Executive Officer Change in Control Agreement between Sport Supply Group, Inc. and Terrence Babilla.	Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2008.

Exhibit Number	Description	Incorporated by Reference From
10.4	Amended and Restated Form of Executive Officer Change In Control Agreement.	Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2008.

10.5	Amendment No. 3 to Amended and Restated Credit Agreement, dated November 26, 2008, by and between Sport Supply Group, Inc. and Merrill Lynch Commercial Finance Corp.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 26, 2008.

10.6	Credit Agreement, dated February 9, 2009, by and between Sport Supply Group, Inc. and Bank of America, N.A*

31.1	Certification of Adam Blumenfeld pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of John Pitts pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Adam Blumenfeld and John Pitts pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith

**	Furnished herewith