Form 10-Q
period 2009-03-31
SPORT SUPPLY GROUP, INC.
filed 2009-05-14
CIK 828747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
_________________________________________

FORM 10-Q
(Mark One)
☑    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009

OR
☐    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    For the transition period from ______ to __________

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
Yes  ☑     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐     No  ☐

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
Yes  ☐     No  ☑

As of May 11, 2009, there were 12,386,830 shares of the issuer’s common stock outstanding.

SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements.

SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share amounts)

	March 31, 2009	June 30, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,557	$20,531
Accounts receivable, net of allowance for doubtful accounts of
$1,681 and $1,320 respectively	37,463	34,060
Inventories	34,541	36,318
Current portion of deferred income taxes	3,934	3,866
Prepaid income taxes	915	--
Prepaid expenses and other current assets	2,363	1,203
Total current assets	82,773	95,978
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $8,650 and $7,576, respectively	8,673	9,715
DEFERRED DEBT ISSUANCE COSTS, net of accumulated amortization of $1,712 and $2,978, respectively	384	1,389
INTANGIBLE ASSETS, net of accumulated amortization of $5,007 and $4,431, respectively	6,414	6,972
GOODWILL	53,082	53,543
OTHER ASSETS, net	76	98
Total assets	$151,402	$167,695
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$20,376	$21,183
Accrued liabilities	7,479	11,842
Dividends payable	311	309
Accrued interest	559	240
Current portion of notes payable and other long-term debt	28,920	108
Income taxes payable	--	677
Total current liabilities	57,645	34,359
DEFERRED INCOME TAX LIABILITY	3,699	4,014
NOTES PAYABLE AND OTHER LONG-TERM DEBT	750	50,036
Total liabilities	62,094	88,409
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; no shares issued	--	--
Common stock, $0.01 par value, 50,000,000 shares authorized;
12,490,756 and 12,465,986 shares issued and 12,386,830 and 12,362,060 shares outstanding, respectively	125	125
Additional paid-in capital	65,980	64,648
Retained earnings	24,006	15,316
Treasury stock at cost, 103,926 shares	(803)	(803)
Total stockholders' equity	89,308	79,286
Total liabilities and stockholders' equity	$151,402	$167,695

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Net sales	$63,761	$65,821	$190,513	$190,284
Cost of sales	41,186	41,739	122,287	121,301

Gross profit	22,575	24,082	68,226	68,983

Selling, general and administrative expenses	15,998	17,750	51,525	53,328
Operating profit	6,577	6,332	16,701	15,655

Other income (expense):
Interest income	2	45	118	202
Interest expense	(887)	(974)	(2,801)	(3,154)
Gain on early retirement of Notes	--	--	1,443	--
Other income	19	42	19	77

Total other expense	(866)	(887)	(1,221)	(2,875)

Income before income taxes	5,711	5,445	15,480	12,780

Income tax provision	2,201	2,069	5,857	4,856

Net income	$3,510	$3,376	$9,623	$7,924

Weighted average number of shares outstanding:
Basic	12,386,830	12,296,813	12,381,895	12,043,082
Diluted	14,388,369	15,842,816	14,975,812	15,578,514

Net income per common share – basic	$0.28	$0.27	$0.78	$0.66
Net income per common share – diluted	$0.27	$0.25	$0.68	$0.61
Dividends declared per common share	$.050	$0.025	$0.075	$0.075

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,623	$7,924
Adjustments to reconcile net income to cash provided by operating activities:
Provision for uncollectible accounts receivable	711	714
Depreciation and amortization	2,120	2,798
Amortization of deferred debt issuance costs	1,133	719
Gain on early retirement of long term debt	(1,443)	--
Deferred income taxes	78	3,901
Stock-based compensation expense	853	355
Changes in operating assets and liabilities:
Accounts receivable	(4,114)	(9,691)
Inventories	1,777	(62)
Prepaid expenses and other current assets	(1,160)	(1,001)
Other assets	22	31
Accounts payable	(807)	4,694
Income taxes payable / prepaid income taxes	(1,592)	3,112
Accrued liabilities and accrued interest	(4,044)	1,604
Net cash provided by operating activities:	3,157	15,098

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(520)	(1,371)
Net cash used in investing activities:	(520)	(1,371)

CASH FLOWS FROM FINANCING ACTIVITIES:
Early retirement of long term debt	(19,701)	--
Deferred debt issuance cost	(128)	(23)
Proceeds from bank line of credit	36,773	1,015
Payments on notes payable and line of credit	(36,103)	(25,809)
Payment of dividends	(931)	(871)
Tax benefit related to the exercise of stock options	249	--
Cash paid for treasury shares	--	(145)
Proceeds from issuance of common stock	230	19,481
Net cash used in financing activities:	(19,611)	(6,352)

Net change in cash and cash equivalents	(16,974)	7,375
Cash and cash equivalents, beginning of period	20,531	5,670
Cash and cash equivalents, end of period	$3,557	$13,045

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,371	$1,976
Cash paid (refunded) for income taxes	$7,207	$(1,532)

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

Operating results and cash flows for interim periods presented herein are not necessarily indicative of results that may be expected for any other interim period or the fiscal year ending June 30, 2009.

2.  Recent Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”).  This statement, effective for interim or annual reporting periods beginning after November 15, 2007, establishes a framework for measuring fair value in US GAAP and expands disclosures about fair value measurements.  In February 2008, the FASB issued FASB Staff Position ("FSP") FAS 157-2, Effective Date of FASB Statement No. 157, to provide a one-year deferral of the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed in financial statements at fair value on a recurring basis (that is, at least annually).  For nonfinancial assets and nonfinancial liabilities subject to the deferral, the effective date of SFAS 157 is postponed to fiscal years beginning after November 15, 2008 and to interim periods within those fiscal years.  Except for nonfinancial assets and nonfinancial liabilities subject to the deferral, the Company adopted SFAS 157 on July 1, 2008, with no impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an Amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 on July 1, 2008, with no impact on its consolidated financial statements.

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

SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited.  The Company will adopt SFAS 141R beginning in the first quarter of fiscal 2010.

On April 1, 2009, the FASB issued FSP FAS 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141R-1”), to address application issues regarding the accounting and disclosure provisions for contingencies in SFAS 141R.  FSP FAS 141R-1 amends SFAS 141R by replacing the guidance on the initial recognition and measurement of assets and liabilities arising from contingencies acquired or assumed in a business combination with guidance similar to that for preacquisition contingencies in FASB Statement 141, Business Combinations, before the 2007 revision.  SFAS 141R, as amended, requires the following:

•
If the acquisition-date fair value of an asset or liability arising from a contingency can be determined during the measurement period of a business combination, the asset or liability must initially be recognized at fair value.

•
If the acquisition-date fair value cannot be determined for an asset or liability arising from a contingency during the measurement period, the asset or liability must be recognized at the acquisition date if both of the following criteria are met using the guidance in FASB Statement 5, Accounting for Contingencies, and FASB Interpretation 14, Reasonable Estimation of the Amount of a Loss:

–	Information available before the end of the measurement period indicates that it is probable that the asset existed or liability was incurred at the acquisition date.
–	The amount of the asset or liability can be reasonably estimated.

FSP FAS 141R-1 also replaces SFAS 141R’s subsequent accounting guidance for contingent assets and liabilities recognized at the acquisition date with a new requirement to develop a systematic and rational method to subsequently measure and account for assets and liabilities arising from contingencies. In addition, FSP FAS 141R-1 amends SFAS 141R’s disclosure requirements for contingencies.  FSP FAS 141R-1 is effective for business combinations with an acquisition date that is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  FSP FAS 141R-1’s amendments to SFAS 141R are effective when goodwill is tested for impairment under FASB Statement No. 142, Goodwill and Other Intangible Assets, during the Company’s fiscal year ending June 30, 2010.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, Goodwill and Other Intangible Assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for Company’s fiscal year beginning July 1, 2009.  The Company is currently evaluating the impact that the implementation of FSP 142-3 will have on its consolidated financial position, results of operations and cash flows.

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

In May 2008, the FASB issued SFAS No. 162 (“SFAS 162”), The Hierarchy of Generally Accepted Accounting Principles.  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP.  SFAS 162 became effective November 15, 2008.  The Company’s adoption of SFAS 162 did not have a material impact on its consolidated financial statements.

3.  Net Sales:

The Company’s net sales to external customers are attributable to sales of sporting goods equipment and soft good athletic apparel and footwear products (“soft goods”), as well as freight, through the Company’s catalog and team dealer divisions.  The following table details the Company’s consolidated net sales by these product groups and divisions for the three and nine months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
		2009			2008
	Catalog Group	Team Dealer	Total	Catalog Group	Team Dealer	Total
	(in thousands)
Sporting Goods Equipment	$34,647	$6,753	$41,400	$36,037	$6,453	$42,490
Soft Goods	5,177	13,772	18,949	5,311	14,136	19,447
Freight	2,630	782	3,412	2,985	899	3,884
Net Sales	$42,454	$21,307	$63,761	$44,333	$21,488	$65,821

	Nine Months Ended March 31,
		2009			2008
	Catalog Group	Team Dealer	Total	Catalog Group	Team Dealer	Total
	(in thousands)
Sporting Goods Equipment	$92,167	$21,684	$113,851	$93,025	$21,029	$114,054
Soft Goods	8,214	58,182	66,396	8,572	57,515	66,087
Freight	7,315	2,951	10,266	7,328	2,815	10,143
Net Sales	$107,696	$82,817	$190,513	$108,925	$81,359	$190,284

4.  Inventories:

Inventories are carried at the lower of cost or market using the weighted-average cost method for items purchased for resale and the average cost method for manufactured items.

Inventories at March 31, 2009 and June 30, 2008 consisted of the following:

	March 31, 2009	June 30, 2008
	(in thousands)
Raw materials	$2,010	$2,297
Work in progress	142	159
Finished goods	32,389	33,862
Total inventories	$34,541	$36,318

5.  Allowance for Doubtful Accounts:

Changes in the Company’s allowance for doubtful accounts for the nine months ended March 31, 2009 and the fiscal year ended June 30, 2008, are as follows:

	Nine Months Ended	Fiscal Year Ended
	March 31, 2009	June 30, 2008
	(in thousands)
Balance at beginning of period	$1,320	$1,296
Provision for uncollectible accounts receivable	711	1,028
Accounts written off, net of recoveries	(350)	(1,004)
Balance at end of period	$1,681	$1,320

6.  Accrued Liabilities:

Accrued liabilities at March 31, 2009 and June 30, 2008 included the following:

	March 31, 2009	June 30, 2008
	(in thousands)
Accrued compensation and benefits	$2,084	$4,303
Customer deposits	1,055	1,403
Taxes other than income taxes	2,052	3,719
Gift certificates	520	603
Other	1,768	1,814
Total accrued liabilities	$7,479	$11,842

7.  Notes Payable and Other Long-Term Debt:

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

During the nine months ended March 31, 2009, the Company used cash on hand and proceeds from the Revolving Facility, as defined below, to retire $21.1 million of the Notes for approximately $19.7 million, resulting in a gain on the early retirement of Notes of approximately $1.4 million.

The $28.9 million balance of Notes outstanding is classified as a current liability on the Company’s March 31, 2009 balance sheet.  The Notes were included in notes payable on the Company’s June 30, 2008 balance sheet.

From June 29, 2006 until February 9, 2009, the Company’s senior lending facility was led by Merrill Lynch Business Financial Services, Inc. (the “Revolving Facility”).  The Revolving Facility established a commitment to provide the Company with a $25 million secured revolving credit facility through June 1, 2010, subject to the terms, conditions and covenants stated in the lending agreement as amended and restated through February 9, 2009.

On February 9, 2009, the Company terminated the Revolving Facility and entered into a Credit Agreement (the “New Credit Agreement”) with Bank of America, N.A., as administrative agent, swing line lender, letter of credit issuer, sole lead arranger and sole book manager.  The New Credit Agreement establishes a commitment to provide the Company with a $40 million secured revolving credit facility through February 8, 2012.  The facility provided under the New Credit Agreement may be expanded through the exercise of an accordion feature to $60 million, subject to certain conditions set forth in the New Credit Agreement.  Borrowings under the New Credit Agreement may be limited to a borrowing base equal to 85% of the Company’s eligible accounts receivable plus 60% of the Company’s eligible inventories, but only if the Company’s Quick Ratio (as defined in the New Credit Agreement) is less than 1.00 to 1.00.  Borrowings are subject to certain conditions including that there has not been a material adverse effect on the Company's operations.

All borrowings under the New Credit Agreement will bear interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 1.25% to 3.00%, with the amount of the spread at any time based on the Company’s Funded Debt to EBITDA Ratio (as defined in the New Credit Agreement) on a trailing 12-month basis.

The New Credit Agreement includes covenants that require the Company to meet certain financial ratios.  The Company’s Debt Service Coverage Ratio (as defined in the New Credit Agreement) must be at least 1.25 to 1.00 at all times and the Company’s Funded Debt to EBITDA Ratio on a trailing 12-month basis may not exceed 2.75 to 1.00.  The New Credit Agreement also contains certain conditions that must be met with respect to acquisitions that in the aggregate cannot exceed $25 million during the term of the New Credit Agreement.

The New Credit Agreement allows the Company to refinance the Notes with borrowings under the facility at or prior to maturity and to purchase up to $5,000,000 of its common stock, each provided certain conditions are met.  The Notes mature on December 1, 2009.  In the absence of the Notes converting into shares of the Company’s common stock, it is the Company’s intent to repurchase as many of the Notes on the open market that can be obtained at attractive prices utilizing cash flows from operations and then refinancing the remaining balance with borrowings under the New Credit Agreement.

The New Credit Agreement is guaranteed by each of the Company’s domestic subsidiaries and is secured by, among other things, a pledge of all of the issued and outstanding shares of stock of each of the Company’s domestic subsidiaries and a first priority perfected security interest on substantially all of the assets of the Company and each of its domestic subsidiaries.  The Company’s Asian subsidiary, Sport Supply Group Asia Limited, must be dissolved within 180 days of the closing of the New Credit Agreement.  This subsidiary does not have any operations or material assets.  Accordingly, its dissolution will not have an effect on the Company’s liquidity, results of operations or financial condition.  If the Asian subsidiary is not dissolved within this time period, it will also guarantee the New Credit Agreement.

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

At March 31, 2009, the Company had $750 thousand outstanding under the New Credit Agreement, thereby leaving the Company with approximately $39.2 million of availability under the terms of the New Credit Agreement.  At March 31, 2009, the Company was in compliance with all of its financial covenants under the New Credit Agreement.

Notes payable and other long-term debt at March 31, 2009 and June 30, 2008 consisted of the following:

	March 31, 2009	June 30, 2008
	(in thousands)
Notes	$28,856	$50,000
New Credit Agreement	750	--
Other notes payable	64	144
Total notes payable	29,670	50,144
Less current portion	(28,920)	(108)
Notes payable and other long-term debt	$750	$50,036

Future payments on notes payable and other long-term debt are as follows for fiscal years ending June 30:

(in thousands)
2009	$28
2010	28,892
2011	--
2012	750
Thereafter	--
Total future payments	$29,670

8.  Income Per Share:

The table below outlines the determination of the number of diluted shares of common stock used in the calculation of diluted earnings per share as well as the calculation of diluted earnings per share for the periods presented:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
	(in thousands except share and per share data)
Numerator:
Net income	$3,510	$3,376	$9,623	$7,924
Effect of Notes	316	552	523	1,655
Diluted income	$3,826	$3,928	$10,146	$9,579

Denominator:
Basic weighted average shares outstanding	12,386,830	12,296,813	12,381,895	12,043,082
Add effect of:
Stock options and restricted stock	31,846	133,034	77,068	122,463
Notes	1,969,693	3,412,969	2,516,849	3,412,969
Diluted weighted average shares outstanding	14,388,369	15,842,816	14,975,812	15,578,514

Basic income per share	$0.28	$0.27	$0.78	$0.66

Diluted income per share	$0.27	$0.25	$0.68	$0.61

During the nine months ended March 31, 2009, the Company used available cash on hand and proceeds from the Revolving Facility to repurchase approximately $21.1 million of the Notes in privately-negotiated transactions.  None of these repurchases were made during the three months ended March 31, 2009.  Under the if-converted method of SFAS No. 128, Earnings Per Share (“SFAS 128”), Notes repurchased are treated as having been converted to common stock equivalents at the start of the period to the extent they are dilutive.  Adjustments to diluted net income related to the repurchased Notes consist primarily of removing the gain related to the repurchases and similarly removing the effects of interest expense and other items.

For the three months ended March 31, 2009 and 2008, stock options to purchase 1,431,542 and 688,300 shares, respectively, and for the nine months ended March 31, 2009 and 2008, stock options to purchase 1,136,311 and 535,333 shares, respectively, were excluded in the computations of diluted income per share because their effect was anti-dilutive due to their exercise prices being above the average stock prices for the respective periods.

On July 30, 2007, the Company privately sold 1,830,000 shares of its common stock for $18,300,000 to CBT Holdings, LLC.

9.  Stockholders’ Equity:

Changes in stockholders’ equity during the nine months ended March 31, 2009, were as follows:

(in thousands)
Stockholders’ equity at June 30, 2008	$79,286
Issuance of stock for cash	230
Stock-based compensation	853
Tax benefit related to the exercise of stock options	249
Net income	9,623
Dividends declared	(933)
Stockholders’ equity at March 31, 2009	$89,308

10. Legal Proceedings:

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

11. Subsequent Event:

On March 27, 2009, the Company announced that its Board of Directors approved and declared a quarterly cash dividend of $0.025 per share on the Company's common stock for the third quarter of fiscal 2009, which ended March 31, 2009. The quarterly cash dividend was paid on April 30, 2009, to all stockholders of record on the close of business on April 10, 2009.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Our Business

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

Sport Supply Group, Inc. (“Sport Supply Group,” “we,” “us,” “our,” or the “Company”) is a marketer, manufacturer and distributor of sporting goods equipment, physical education, recreational and leisure products and a marketer and distributor of soft goods, primarily to the institutional market in the United States.  The institutional market generally consists of youth sports programs, YMCAs, YWCAs, park and recreational organizations, schools, colleges, churches, government agencies, athletic teams, athletic clubs and dealers.  We sell our products directly to our customers primarily through the distribution of our unique, informative catalogs and fliers, our strategically located road sales professionals, our telemarketers, various sales events and the Internet.  We offer a broad line of sporting goods and equipment, soft goods and other recreational products, as well as provide after-sale customer service.  We currently market approximately 22 thousand sports and physical education related equipment products, soft goods and recreational related equipment and products to institutional, retail, Internet, sports teams and other team dealer customers.  We market our products through the support of a customer database of over 400 thousand potential customers, our approximately 190 person direct sales force strategically located throughout the South-Western, South-Central, Mid-Western, Mid-Atlantic and South-Atlantic United States, and our call centers located at our headquarters in Farmers Branch, Texas, Corona, California in the Los Angeles basin, Richmond, Indiana and Richmond, Virginia.  Our fiscal year ends on June 30 of each year.

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

Executive Overview

U.S. economic conditions continued to decline throughout calendar 2008, accelerating in the second half of the calendar year with a sharp decline in the general economy providing confirmation that our country was in a recession.  The economic and national news reports in the first quarter of calendar 2009 reported further economic challenges caused by increasing unemployment, decreased consumer confidence and spending, continued strain on the financial sector and credit markets, growing housing foreclosures, declining construction, continued government and municipal budget challenges, tax revenue declines and continuing reports of declines in corporate revenues and profits.

As we report our third quarter ended March 31, 2009 and move into our fourth quarter ending June 30, 2009, the U.S. economy remains in a severe recession and institutional sporting goods customers and suppliers continue to face adverse economic pressures.  During our first quarter ended September 30, 2008, we continued to realize year-over-year quarterly revenue, gross profit and net income increases.  During our second quarter ended December 31, 2008, our operating results began to modestly reflect the revenue, gross profit and operating profit challenges the recession was causing the institutional sporting goods market.

We are now experiencing more significant revenue and gross profit challenges we believe are the result of the weakening economy, reductions in school, municipal, county, state and federal budgets, and increased unemployment, which together negatively impact the funds available for youth sports, youth physical education and athletic facilities.  Additionally, the budget reductions are causing increasing competitive pressures.  While our results reflect these revenue and gross profit challenges, we are reporting improved overall profit performance.  As such, we believe our company is performing reasonably well in the current economic and competitive environment.

•
Net sales for the third quarter ended March 31, 2009 decreased 3.1% to $63.8 million.  Net sales for the nine month period ended March 31, 2009 increased 0.1% to $190.5 million.  The net sales decrease in the quarter ended March 31, 2009 was attributable to a decrease in catalog division sales.

•
Gross profit as a percentage of net sales for the third quarter ended March 31, 2009 decreased 120 basis points to 35.4%.  Gross profit as a percentage of net sales for the nine month period ended March 31, 2009 decreased 40 basis points to 35.8%.  Gross profit percentage decreases are primarily the result of our aggressive sales efforts, including price reductions and other special discounting strategies, against competitive pressures in the market.

•
Operating profit for the third quarter ended March 31, 2009 increased 3.4% to $6.6 million.  Operating profit for the nine month period ended March 31, 2009 increased 6.7% to $16.7 million.  The increase in operating profit is primarily due to lower selling, general and administrative expenses.

•
Net income for the third quarter ended March 31, 2009 increased 4.0% to $3.5 million.  Net income for the nine month period ended March 31, 2009 increased 21.4% to $9.6 million.  The primary contributors to increased net income are reductions in selling, general and administrative expenses and gains realized on the early retirement of Notes, as discussed below.

The institutional sporting goods industry can be greatly affected by macroeconomic factors, including changes in global, national, regional and local economic conditions, as well as consumers’ perceptions of such economic factors.  Recent actions taken or under consideration by the federal government designed to increase spending could soften the impact of the recession.  Nonetheless, there remains the possibility that sporting goods sales and gross margins may be further adversely impacted.

A significant portion of the products that we purchase for resale, including those purchased from domestic suppliers, is manufactured abroad in countries such as China, Taiwan, and South Korea.  We cannot predict the effect that future changes in economic conditions in such foreign countries may have on our operations.  In the event of disruptions or delays in supply due to economic conditions in foreign countries, such disruptions or delays could adversely affect our results of operations unless and until alternative supply arrangements can be made.

Given the volatile trends and uncertain economic conditions, we have limited ability to forecast our fiscal 2009 consolidated operating and financial results.  Accordingly, we cannot give assurance that our trend of improved overall profit performance will continue.  While there are many significant factors that we cannot control, we intend to navigate the present general economic downturn by remaining focused on improving areas within our control and on achieving further progress on three primary goals: maintaining a strong balance sheet; generating positive earnings before interest, taxes, depreciation and amortization (“EBITDA”) growth; and positioning our business to capitalize on an economic recovery when it occurs. Consistent with these goals, in the past nine months we:  (i) utilized existing cash to redeem approximately $21.1 million of Notes, resulting in a reduction in our debt, $1.2 million in annualized interest savings, and the recognition of a $1.4 million gain in connection with the early redemption; (ii) consolidated operations and cut overhead costs; and (iii) implemented additional marketing programs designed to address our institutional customers’ needs and affordability concerns.  Our key business strategies and plans for the remainder of fiscal 2009 and into fiscal 2010 will continue to reflect these priorities.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our  consolidated financial statements, which have been prepared in accordance with US GAAP.  Certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations included elsewhere in this Quarterly Report on Form 10-Q and require the application of significant judgment by us; as a result, they are subject to an inherent degree of uncertainty.  In applying these policies, we use our judgment to determine the appropriate assumptions to be used in the determination of certain estimates.  These estimates are based on our historical experience, our observation of trends in the industry and information available from other outside sources, as appropriate, and have been historically accurate in all material respects and consistently applied. The estimates described below are reviewed from time to time and are subject to change if the circumstances so indicate.  The effect of any such change is reflected in results of operations for the period in which the change is made.

Inventories.  We adjust the value of our inventories to lower of cost or market, which includes write-downs for slow-moving or obsolete inventories.  Factors included in determining which inventories are slow-moving or obsolete include current and anticipated demand or customer preferences, merchandise aging, seasonal trends and decisions to discontinue certain products. Because most of our products have an extended life, we have not historically experienced significant occurrences of obsolescence.  Inventory write-downs are recorded as a percentage of product revenues and evaluated at least quarterly based on the above factors.  We perform physical inventories at least once per year and cycle count the majority of inventory at our distribution centers at least once each six months.  Slow moving inventory and shrinkage can be impacted by internal factors such as the level of employee training and loss prevention, and external factors such as the health of the overall economy and customer demand.

Our inventory adjustments for lower of cost or market provisions totaled $225 thousand and $614 thousand for the three and nine months ended March 31, 2009 and $242 thousand and $861 thousand for the three and nine months ended March 31, 2008, respectively.  We evaluate our inventory value each quarter based on the criteria discussed above.

A 10% change in our inventory write-downs for the nine months ended March 31, 2009 would result in a change in our inventories of approximately $60 thousand and a change in pre-tax earnings by the same amount.  Our adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual results if future economic conditions, consumer demand and competitive environments differ from our expectations. At this time, we do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions that we use to determine our inventory adjustments.

Allowance for Doubtful Accounts.  We evaluate the collectibility of accounts receivable based on a combination of factors.  In circumstances where there is knowledge of a specific customer’s inability to meet its financial obligations, a specific allowance is provided to reduce the net receivable to the amount that is reasonably believed to be collectible.  For all other customers, allowances are established based on historical bad debts, customer payment patterns and current economic conditions.  The establishment of these allowances requires judgment and assumptions regarding the potential for losses on receivable balances.  If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required resulting in an additional charge to expenses when made.

At March 31, 2009, our total allowance for doubtful accounts was approximately $1.7 million, compared to $1.3 million as of June 30, 2008, representing approximately 4.3% and 3.7%, respectively, of our accounts receivable.  We evaluate our allowance for doubtful accounts each quarter based on the criteria discussed above.

A 10% change in our allowance for doubtful accounts at March 31, 2009 would result in a change in reserves of approximately $170 thousand and a change in pre-tax earnings by the same amount.  Our reserves are estimates, which could vary significantly, either favorably or unfavorably, from actual results if future economic conditions or customer payment patterns differ from our expectations.  At this time, we do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions that we use to calculate our allowance for doubtful accounts.

Accounting for Business Combinations.  Whenever we acquire a business, significant estimates are required to complete the accounting for the transaction.  We hire independent valuation experts familiar with purchase accounting issues and we work with them to ensure that all identifiable tangible and intangible assets are properly identified and assigned appropriate values.  Because estimating the fair value of certain assets acquired requires significant management judgment and our use of estimates impact our reported assets, we believe the accounting estimates related to purchase accounting are “critical accounting estimates.”

Goodwill and Intangible Assets. We review amortizable intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). If such a review should indicate the carrying amount of amortizable intangible assets is not recoverable, we reduce the carrying amount of such assets to fair value.  We review non-amortizable intangible assets for impairment annually as of March 31, or more frequently if circumstances dictate, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).  No impairment of intangible assets was required for the year ended June 30, 2008 or for the nine months ended March 31, 2009.

Goodwill represents the excess of the purchase price paid and liabilities assumed over the estimated fair market value of assets acquired and identifiable intangible assets.  Goodwill is tested for impairment annually as of March 31, or when there is a triggering event, in accordance with SFAS 142. Based on the annual impairment tests performed, there was no impairment indicated for the year ended June 30, 2008 or for the nine months ended March 31, 2009.

Impairment of Long-Lived Assets.  We periodically evaluate the carrying value of depreciable and amortizable long-lived assets whenever events or changes in circumstances indicate the carrying amount may not be fully recoverable in accordance with SFAS 144.  If the total of the expected future undiscounted cash flows is less than the carrying amount of the assets, a loss is recognized if the carrying value of the assets exceeds their fair value, which is determined based on quoted market prices in active markets, if available, prices of other similar assets, or other valuation techniques.  There were no impairment charges recorded by the Company for the year ended June 30, 2008 or for the nine months ended March 31, 2009.

Consolidated Results of Operations

Results for the three and nine months ended March 31, 2009 are not necessarily indicative of results for the entire fiscal year.  The following table compares selected financial data from the Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2009 and 2008 (dollars in thousands, except per share amounts):

	For the Three Months Ended March 31,				For the Nine Months Ended March 31,
	2009		2008		2009		2008
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Net sales	$63,761	100.0%	$65,821	100.0%	$190,513	100.0%	$190,284	100.0%
Cost of sales (1)	41,186	64.6%	41,739	63.4%	122,287	64.2%	121,301	63.7%
Gross profit	22,575	35.4%	24,082	36.6%	68,226	35.8%	68,983	36.3%
Selling, general and administrative expenses (2)	15,998	25.1%	17,750	27.0%	51,525	27.0%	53,328	28.0%
Operating profit	6,577	10.3%	6,332	9.6%	16,701	8.8%	15,655	8.2%
Other expense (3)	866	1.4%	887	1.3%	1,221	0.6%	2,875	1.5%
Income tax provision	2,201	3.5%	2,069	3.1%	5,857	3.1%	4,856	2.6%
Net income	$3,510	5.5%	$3,376	5.1%	$9,623	5.1%	$7,924	4.2%

Net income per share – basic	$0.28		$0.27		$0.78		$0.66
Net income per share – diluted	$0.27		$0.25		$0.68		$0.61

1)
Cost of sales includes the acquisition and manufacturing costs of inventory, the cost of shipping and handling (freight costs) and adjustments to reflect lower of cost or market, which includes write-downs for slow-moving or obsolete inventories.

2)
Selling, general and administrative expenses include employee salaries and related costs, advertising, depreciation and amortization, management information systems, purchasing, distribution warehouse costs, legal, accounting and professional fees, costs related to operating a public company and expense related to managing the Company and operating our corporate headquarters.

3)	Other expense includes interest expense and debt acquisition costs, net of interest income and gains realized from the early retirement of Notes.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Net Sales.  Net sales for the quarter ended March 31, 2009 were $63.8 million compared to $65.8 million for the quarter ended March 31, 2008, a decrease of $2.0 million, or 3.1%.  The following schedule provides the components of net sales:

	For the Three Months Ended March 31,
	2009	2008
	(in thousands)
Sporting goods equipment	$41,400	$42,490
Soft goods	18,949	19,447
Freight	3,412	3,884
Net sales	$63,761	$65,821

Sporting goods equipment sales and the sales of soft goods each declined 2.6% year-over-year, as a result of the current economic recession that has caused budget reductions or budget deficits in many states.  Freight billed to our customers declined 12.1% year-over-year as we increased our free freight promotions to stimulate customer orders.  We believe there will be continuing customer budgetary and competitive market pressures resulting in revenue challenges as our economy moves through and out of the current recession.

Gross Profit.  Gross profit for the quarter ended March 31, 2009 decreased $1.5 million to $22.6 million, or 35.4% of net sales, compared with $24.1 million, or 36.6% of net sales, for the quarter ended March 31, 2008.  Sporting goods equipment and soft goods gross profit as a percentage of net sales decreased 1.4% and 1.7%, respectively, for the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008.  Freight costs were $953 thousand and $979 thousand, respectively, in excess of freight revenues for the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008.  These decreases in gross profit percentages are the result of challenging competitive market pressures during the current economic recession.  We believe the continuing competitive and customer budgetary challenges discussed above will continue to adversely impact our gross profit as a percentage of net sales as our economy moves through and out of the current recession.

The components of cost of sales and gross profit as a percentage of net sales are as follows:

	For the Three Months Ended March 31,
	2009		2008
	Cost of Sales (thousands)	Gross Profit as % of Net Sales	Cost of Sales (thousands)	Gross Profit as % of Net Sales	Change in Gross Profit %
Sporting goods equipment	$24,229	41.5%	$24,280	42.9%	(1.4)%
Soft goods	12,592	33.5%	12,596	35.2%	(1.7)%
Freight costs	4,365		4,863
Cost of sales	$41,186	35.4%	$41,739	36.6%	(1.2)%

The acquisition and manufacturing costs of inventories, the cost of shipping and handling (freight costs) and any decrease in the value of inventories due to obsolescence or lower of cost or market adjustments are included in the determination of cost of sales.  Cost of sales for the quarter ended March 31, 2009 was $41.2 million, or 64.6% of net sales, compared to $41.7 million, or 63.4% of net sales, for the fiscal quarter ended March 31, 2008.

Selling, General and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses for the quarter ended March 31, 2009 were $16.0 million, or 25.1% of net sales, compared with $17.8 million, or 27.06% of net sales, for the quarter ended March 31, 2008.  The decrease in SG&A expenses was primarily attributable to the following:

•
Employee related expenses, including variable commission costs, decreased $797 thousand primarily due to lower commission and incentive compensation costs as a result of the net sales and gross profit decreases.

•	We settled a tax assessment for unpaid sales and use taxes and reduced a previously established reserve by $870 thousand.

•	Depreciation and amortization expenses decreased $221 thousand due to long-lived assets becoming fully depreciated.

Operating Profit.  Operating profit for the quarter ended March 31, 2009 increased to $6.6 million, or 10.3% of net sales, compared to operating profit of $6.3 million, or 9.6% of net sales, for the quarter ended March 31, 2008.  The $245 thousand increase in operating profit was attributable to the decrease in SG&A expenses of $1.8 million being partially offset by decreased gross profit of $1.5 million.

Other Expense.  Other expense was $866 thousand for the quarter ended March 31, 2009, compared to $887 thousand for the quarter ended March 31, 2008.  The table below shows the components of other expense.

	For the Three Months Ended March 31,
	2009	2008	Change
	(in thousands)
Interest income	$2	$45	$(43)
Interest expense	(440)	(751)	311
Amortization of debt issuance costs	(125)	(223)	98
Accelerated amortization of debt issuance costs due to the early termination of the Revolving Facility	(322)	--	(322)
Other income	19	42	(23)
Total other expense	$(866)	$(887)	$21

During the three months ended March 31, 2009, we terminated the Revolving Facility, as defined below, before its term had expired and accordingly expensed the remaining $322 thousand of related unamortized debt issuance costs.

At March 31, 2009, we had $750 thousand outstanding under the New Credit Agreement, as defined below, and $28.9 million of Notes outstanding.  We will continue to have 5.75% interest expense per annum plus the amortization of the remaining $263 thousand of debt issuance costs on the $28.9 million of Notes until the Notes mature December 1, 2009.  Other ongoing interest expense will depend on borrowings under the New Credit Agreement and other notes payable.

Income Taxes.  Income tax expense for the quarter ended March 31, 2009 was $2.2 million, approximately 38.5% of our income before income taxes, compared to income tax expense of $2.1 million, approximately 38.0% of our income before income taxes, for the quarter ended March 31, 2008.

Net Income.  Net income for the quarter ended March 31, 2009 was $3.5 million, or 5.5% of net sales, compared to net income of $3.4 million, or 5.1% of net sales, for the quarter ended March 31, 2008.

Nine Months Ended March 31, 2009 Compared to Nine Months Ended March 31, 2008

Net Sales.  Net sales for the nine months ended March 31, 2009 were $190.5 million as compared to $190.3 million for the nine months ended March 31, 2008, an increase of $200 thousand.  The following schedule provides the components of net sales:

	For the Nine Months Ended March 31,
	2009	2008
	(in thousands)
Sporting goods equipment	$113,850	$114,054
Soft goods	66,396	66,087
Freight	10,267	10,143
Net sales	$190,513	$190,284

Sales of sporting goods equipment and soft goods and the amount of freight billed have been consistent between the nine month periods.  Net sales for the first quarter ended September 30, 2008 increased $3.2 million over the first quarter of the previous year.  Net sales for the second and third quarters ended December 31, 2008 and March 31, 2009 decreased $941 thousand and $2.1 million, respectively, as compared to the same quarters of the previous year.  We believe there will be continuing customer budgetary and competitive market pressures resulting in revenue challenges as our economy moves through and out of the current recession.

Gross Profit.  Gross profit for the nine months ended March 31, 2009 decreased $800 thousand to $68.2 million, or 35.8% of net sales, compared with $69.0 million, or 36.3% of net sales, for the nine months ended March 31, 2008.  Sporting goods equipment gross profit as a percentage of net sales decreased 1.1% during the nine months ended March 31, 2009 compared to the nine months ended March 31, 2008.  Soft goods gross profit as a percentage of net sales was 0.2% lower for the nine months ended March 31, 2009 compared to the nine months ended March 31, 2008.  Freight costs were $2.8 million and $3.4 million, respectively, in excess of freight revenues for the nine months ended March 31, 2009 compared to the nine months ended March 31, 2008.  The nine month gross profit percentage decrease is less than the gross profit percentage decrease for the comparative three month periods discussed above.  We believe the continuing competitive and customer budgetary challenges discussed above will continue to adversely impact our gross profit as a percentage of net sales as our economy moves through and out of the current recession.

The components of cost of sales and gross profit as a percentage of net sales are as follows:

	For the Nine Months Ended March 31,
	2009		2008
	Cost of Sales (thousands)	Gross Profit as % of Net Sales	Cost of Sales (thousands)	Gross Profit as % of Net Sales	Change in Gross Profit %
Sporting goods equipment	$66,495	41.6%	$65,392	42.7%	(1.1)%
Soft goods	42,756	35.6%	42,396	35.8%	(0.2)%
Freight costs	13,036		13,513
Cost of sales	$122,287	35.8%	$121,301	36.3%	(0.5)%

The acquisition and manufacturing costs of inventories, the cost of shipping and handling (freight costs) and any decrease in the value of inventories due to obsolescence or lower of cost or market adjustments are included in the determination of cost of sales.  Cost of sales for the nine months ended March 31, 2009 was $122.3 million, or 64.2% of net sales, compared to $121.3 million, or 63.7% of net sales, for the nine months ended March 31, 2008.

Selling, General and Administrative Expenses.  SG&A expenses for the nine months ended March 31, 2009 were $51.5 million, or 27.0% of net sales, compared with $53.3 million, or 28.0% of net sales, for the nine months ended March 31, 2008.  The decrease in SG&A expenses was primarily attributable to the following:

•
Employee related expenses, including variable commission costs, decreased $786 thousand primarily due to lower commission and incentive compensation costs resulting from year-to-date net sales and gross profit performance.

•	We settled a tax assessment for unpaid sales and use taxes and reduced a previously established reserve by $870 thousand.

•	Professional fees related to auditing and accounting professional services decreased $718 thousand primarily due to the Company qualifying for smaller reporting company status during fiscal 2009.

•	Depreciation and amortization expenses decreased $594 thousand due to long-lived assets becoming fully depreciated.

The foregoing decreases were partially offset by the following:

•	Advertising and catalog expenses increased $723 thousand due to increased catalog creation and distribution costs.

•
Management information systems (“MIS”) costs increased $313 thousand primarily due to the capitalization of professional fees associated with a system development project incurred in the prior year.  These capitalized costs are being depreciated over the useful life of the asset.  MIS costs for the nine months ended March 31, 2009 are representative of expected ongoing MIS operating expenses.

Operating Profit.  Operating profit for the nine months ended March 31, 2009 increased to $16.7 million, or 8.8% of net sales, compared to operating profit of $15.7 million, or 8.2% of net sales, for the nine months ended March 31, 2008.  The $1.0 million increase in operating profit was attributable to the $1.8 million reduction in SG&A expenses being partially offset by an $800 thousand decrease in gross profit.

Other Expense.  Other expense was $1.2 million for the nine months ended March 31, 2009, compared to $2.9 million for the nine months ended March 31, 2008.  The table below shows the components of other expense.

	For the Nine Months Ended March 31,
	(in thousands)
	2009	2008	Change
Interest income	$118	$202	$(84)
Interest expense	(1,640)	(2,435)	795
Amortization of debt issuance costs	(504)	(719)	215
Accelerated amortization of debt issuance costs due to early retirement of Notes and early termination of the Revolving Facility	(657)	--	(657)
Gain on early retirement of Notes	1,443	--	1,443
Other income	19	77	(58)
Total other expense	$(1,221)	$(2,875)	$1,654

During the nine months ended March 31, 2009, debt issuance cost amortization was accelerated because:

•	we repurchased $21.1 million of Notes and the remaining $335 thousand of unamortized debt issuance costs related to those repurchased Notes was expensed in the six months ended December 31, 2008; and

•	we terminated the Revolving Facility before its term had expired and accordingly expensed the remaining $322 thousand of related unamortized debt issuance costs.

At March 31, 2009, we had $750 thousand outstanding under the New Credit Agreement and $28.9 million of Notes outstanding.  The Company will continue to have 5.75% interest expense per annum plus the amortization of the remaining $263 thousand of debt issuance costs on the $28.9 million of Notes until the Notes mature December 1, 2009.  Other ongoing interest expense will depend on future borrowings outstanding under the New Credit Agreement and other notes payable.

Income Taxes.  Income tax expense for the nine months ended March 31, 2009 was $5.9 million, approximately 37.8% of our income before income taxes, compared to income tax expense of $4.9 million, approximately 38.0% of our income before income taxes, for the nine months ended March 31, 2008.

Net Income.  Net income for the nine months ended March 31, 2009 was $9.6 million, or 5.0% of net sales, compared to net income of $7.9 million, or 4.2% of net sales, for the nine months ended March 31, 2008.

Liquidity and Capital Resources

The Company’s primary sources of liquidity and capital resources are its operating cash flow, working capital, New Credit Agreement and Notes.  Each is discussed below.

Liquidity

On July 30, 2007, the Company privately sold 1,830,000 shares of its common stock for $18.3 million to CBT Holdings, LLC (“CBT Holdings”).  The Company used the proceeds from the private placement for the prepayment of outstanding indebtedness under the Revolving Facility.

Cash Flows

Cash and cash equivalents decreased $17.0 million during the nine months ended March 31, 2009 due primarily to $3.2 million cash generated by operations and $19.6 million cash used in financing activities.  Net cash flows for the nine month periods ended March 31, 2009 and March 31, 2008 are summarized below.

	Nine Months Ended March 31,
	2009	2008
	(in thousands)
Operating activities	$3,157	$15,098
Investing activities	$(520)	$(1,371)
Financing activities	$(19,611)	$(6,352)

Operating Activities. Net cash flows from operating activities was $3.1 million for the nine months ended March 31, 2009, as compared to $15.1 million for the nine months ended March 31, 2008, and resulted primarily from net income generated, non-cash charges related to depreciation, amortization, stock-based compensation and taxes, and increases and decreases in working capital.

Increases in operating cash flows during the nine months ended March 31, 2009 were attributable to:

•
Net income of $9.6 million, an increase of $1.7 million as compared to the same period last year, that was primarily attributable to improved management of the Company’s SG&A and debt service expenses.

•	$3.3 million of depreciation and amortization, a $678 thousand decrease as compared to the same period last year.

•	A $1.8 million decrease in inventories due to inventories sold during the third quarter and improvements in managing inventory.

Decreases in operating cash flows during the nine months ended March 31, 2009 were attributable to:

•	An increase in accounts receivable of $3.4 million due to the third quarter being the largest net sales quarter.

•	A decrease in accounts payable and accrued liabilities of $4.9 million, which was primarily due to lower SG&A expenses and reduced inventory purchases.

•	An increase in prepaid income taxes of $1.6 million, which was primarily the result of using most of our accumulated tax deferrals and benefits in prior years.

•	An increase in prepaid expenses of $1.2 million due to costs incurred in advance of catalog mailings.

Increases in operating cash flows during the nine months ended March 31, 2008 were attributable to:

•	Net income of $7.9 million, which was primarily the result of revenue, gross profit and operating increases over the prior year.

•	$3.5 million of depreciation and amortization, a $245 thousand decrease from the prior year.

•	An increase in accounts payable and accrued liabilities of $6.3 million, which was attributable to improved management of the Company’s financial resources.

•	A decrease in prepaid income taxes of $3.1 million during the nine months ended March 31, 2008, which was primarily attributable to $1.5 million in taxes refunded.

•	A decrease in deferred tax assets of $3.9 million, which was due primarily to the utilization of net operating loss carryforwards.

Decreases in operating cash flows during the nine months ended March 31, 2008 were attributable to:

•	An increase in accounts receivable of $9.0 million due to the third quarter being the largest net sales quarter.

•	An increase in prepaid expenses of $1.0 million due to costs incurred in advance of catalog mailings.

Investing Activities.  Net cash used in investing activities during the nine months ended March 31, 2009 and nine months ended March 31, 2008 were $520 thousand and $1.4 million, respectively, and consisted primarily of purchases of computer equipment and software.

Financing Activities.  Net cash used in financing activities during the nine months ended March 31, 2009 was $19.6 million, compared to net cash used in financing activities of $6.4 million during the nine months ended March 31, 2008.  During the nine months ended March 31, 2009, we used cash on hand and proceeds from the Revolving Facility to retire, at a $1.4 million gain, $21.1 million of Notes.  Also during the nine months ended March 31, 2009, we borrowed under the Revolving Facility and the New Credit Agreement.  At March 31, 2009, we had $750 thousand outstanding under the New Credit Agreement.

On July 30, 2007, the Company privately sold 1,830,000 shares of its common stock for $18.3 million to CBT Holdings.  The Company used the proceeds from the private placement for the prepayment of outstanding indebtedness under the Revolving Facility.  During the nine months ended March 31, 2008, we used $24.8 million in cash to repay the entire amount outstanding under the Revolving Facility, resulting in $0 outstanding under the Revolving Facility at June 30, 2008.

Capital Resources

During the fiscal quarter ended December 31, 2004, we sold $50.0 million principal amount of 5.75% Convertible Senior Subordinated Notes that mature December 1, 2009 (the “Notes”).  The Notes were sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.  The issuance of the Notes resulted in aggregate proceeds of $46.6 million to the Company, net of issuance costs.

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

During the nine months ended March 31, 2009, the Company used cash on hand and proceeds from the Revolving Facility to repurchase approximately $21.1 million of the Notes.  The repurchases were made in private transactions, as described below.  The retired Notes were repurchased at a discounted price of approximately 93.2% of face value and resulted in a non-cash, pre-tax gain on early retirement of debt of approximately $1.4 million.  The Notes are due December 1, 2009.  This maturity date requires the $28.9 million balance of outstanding Notes to be classified as a current liability on the Company’s March 31, 2009 balance sheet.  The Notes were included in notes payable on the Company’s June 30, 2008 balance sheet.

From June 29, 2006 until February 9, 2009, the Company’s senior lending facility was led by Merrill Lynch Business Financial Services, Inc. (the “Revolving Facility”).  The Revolving Facility established a commitment to provide the Company with a $25 million secured revolving credit facility through June 1, 2010, subject to the terms, conditions and covenants stated in the lending agreement as amended and restated through February 9, 2009.

On February 9, 2009, the Company terminated the Revolving Facility and entered into a Credit Agreement (the “New Credit Agreement”) with Bank of America, N.A., as administrative agent, swing line lender, letter of credit issuer, sole lead arranger and sole book manager.  The New Credit Agreement establishes a commitment to provide the Company with a $40 million secured revolving credit facility through February 8, 2012.  The facility provided under the New Credit Agreement may be expanded through the exercise of an accordion feature to $60 million, subject to certain conditions set forth in the New Credit Agreement.  Borrowings under the New Credit Agreement may be limited to a borrowing base equal to 85% of the Company’s eligible accounts receivable plus 60% of the Company’s eligible inventories, but only if the Company’s Quick Ratio (as defined in the New Credit Agreement) is less than 1.00 to 1.00.

All borrowings under the New Credit Agreement will bear interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 1.25% to 3.00%, with the amount of the spread at any time based on the Company’s Funded Debt to EBITDA Ratio (as defined in the New Credit Agreement) on a trailing 12-month basis.

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

The New Credit Agreement allows the Company to refinance the Notes with borrowings under the facility at or prior to maturity and to purchase up to $5,000,000 of its common stock, each provided certain conditions are met.  The Notes mature on December 1, 2009.  In the absence of the Notes converting into shares of the Company’s common stock, it is our intent to repurchase as many of the Notes on the open market that can be obtained at attractive prices utilizing cash flows from operations and then refinancing the remaining balance with borrowings under the New Credit Agreement.  Interest rates under the New Credit Agreement are currently lower than the 5.75% coupon on the Notes.

The New Credit Agreement is guaranteed by each of the Company’s domestic subsidiaries and is secured by, among other things, a pledge of all of the issued and outstanding shares of stock of each of the Company’s domestic subsidiaries and a first priority perfected security interest on substantially all of the assets of the Company and each of its domestic subsidiaries.  The Company’s Asian subsidiary, Sport Supply Group Asia Limited, must be dissolved within 180 days of the closing of the New Credit Agreement.  This subsidiary does not have any operations or material assets.  Accordingly, its dissolution will not have an effect on the Company’s liquidity, results of operations or financial condition.  If the Asian subsidiary is not dissolved within this time period, it will also guarantee the New Credit Agreement.

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

At March 31, 2009, the Company had $750 thousand outstanding under the New Credit Agreement, thereby leaving the Company with approximately $39.2 million of availability under the terms of the New Credit Agreement.  At March 31, 2009, the Company was in compliance with all of its financial covenants under the New Credit Agreement.

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

On July 26, 2004, the Company issued promissory notes related to acquisitions in the aggregate amount of $500 thousand.  Payments of principal are paid monthly and interest accrues at the rate of 4% per annum on any past due principal amount of the notes.  The notes mature on July 31, 2009.  Principal payments made in the nine months ended March 31, 2009 were $65 thousand and the remaining principal payments of $33 thousand are due through the fiscal year ending June 30, 2010.

Long-Term Financial Obligations and Other Commercial Commitments

The following table summarizes the outstanding borrowings and long-term contractual obligations of the Company at March 31, 2009, and the effects such obligations are expected to have on liquidity and cash flows in future periods.

	Payments due by 12 month Period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Long-term debt, including current portion	$29,670	$28,920	$750	$--	$--
Operating leases	5,673	2,865	2,688	120	--
Interest expense on long-term debt	1,773	1,745	28	--	--
Total contractual cash obligations	$37,116	$33,530	$3,466	$120	$--

Purchase Commitments.  The Company currently has no purchase commitments.

Long-Term Debt and Advances Under Credit Facilities.  As of March 31, 2009, we had $28.9 million in Notes outstanding and maintained the New Credit Agreement with Bank of America, N.A.  As of March 31, 2009, the Company had $750 thousand outstanding under the New Credit Agreement, thereby leaving the Company with approximately $39.2 million of availability under the terms of the New Credit Agreement.  Promissory notes related to past acquisitions were approximately $33 thousand.

Future Capital Requirements.  We believe the Company’s borrowings under the New Credit Agreement, cash on hand, and cash flows from operations will satisfy its respective short-term and long-term liquidity requirements.  The Notes mature on December 1, 2009.  In the absence of the Notes converting into shares of the Company’s common stock, which we believe is unlikely because the price per share of the Company’s common stock would have to reach or exceed $14.65 prior to November 30, 2009, it is our intent to repurchase as many of the Notes on the open market that can be obtained at attractive prices utilizing cash flows from operations and then refinancing the remaining balance with borrowings under the New Credit Agreement.  Interest rates under the New Credit Agreement are currently lower than the 5.75% coupon on the Notes.

If the Company refinances the Notes and was to actively seek expansion through future acquisitions and/or joint ventures, then the success of such efforts may require additional bank debt, or public or private sales of debt or equity securities, which may not be readily available, and if available may not be obtainable on acceptable terms.  While neither the conversion nor refinancing of the Notes would have an impact on our operations, the conversion of the Notes into shares of the Company’s stock would lower our leverage and increase the number of shares outstanding of our common stock.

The Company may experience periods of higher borrowings under the New Credit Agreement due to the seasonal nature of its business and based on its inventory and product sourcing decisions, particularly given the current global economic instability.

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

Off-Balance Sheet Arrangements.  We do not utilize off-balance sheet financing arrangements. We do, however, finance the use of certain facilities, office and computer equipment, and automobiles under various non-cancellable operating lease agreements.  At March 31, 2009, the total future minimum lease payments under various operating leases to which we are a party to totaled approximately $5.7 million and are payable through fiscal 2013.

Subsequent Event

On March 27, 2009, the Company announced that its Board of Directors approved and declared a quarterly cash dividend of $0.025 per share on the Company's common stock for the third quarter of fiscal 2009, which ended March 31, 2009. The quarterly cash dividend is payable on April 30, 2009, to all stockholders of record on the close of business on April 10, 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rates.  We are exposed to interest rate risk in connection with our borrowings under the New Credit Agreement, which bears interest at floating rates based on LIBOR plus an applicable borrowing margin.  For our Notes, interest rate changes affect the fair market value but do not impact earnings or cash flows.  Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.  Should we incur borrowings under our New Credit Agreement, a fluctuation of 100 basis points in interest rates, which are tied to LIBOR, would affect our pre-tax earnings and cash flows by $10 thousand annually for each $1.0 million outstanding for twelve months.

As of March 31, 2009, we had $28.9 million in principal amount of fixed rate debt represented by the Notes and $750 thousand of variable rate debt represented by borrowings under the New Credit Agreement.  At March 31, 2009, up to $39.2 million of variable rate borrowings were available under the New Credit Agreement.

Foreign Currency and Derivatives.  We have not used derivative financial instruments to manage foreign currency risk related to the procurement of merchandise inventories from foreign sources, and we do not earn income denominated in foreign currencies.  We make all of our sales and pay all of our obligations in United States dollars.  We may in the future invest in foreign currencies or pay obligations in foreign currencies to reduce the foreign currency risk related to procuring merchandise inventories from foreign sources.  We may also use derivative financial instruments, where appropriate, to manage our interest rate risks or risks of a declining United States dollar.  However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes.  At March 31, 2009, we had no such derivative financial instruments outstanding.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in §240.13a–15(e) or §240.15d–15(e) of the General Rules and Regulations of the Securities Exchange Act of 1934, as amended (the “1934 Act”)) as of the end of the period covered by this Quarterly Report.  Based on that evaluation, management, including the CEO and CFO, has concluded that, as of March 31, 2009, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.   Sport Supply Group’s management, with the participation of Sport Supply Group’s CEO and CFO, has evaluated whether any change in Sport Supply Group’s internal control over financial reporting occurred during the three months ended March 31, 2009.  Based on its evaluation, management, including the CEO and CFO, has concluded that there has been no change in Sport Supply Group’s internal control over financial reporting during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Statement Regarding Forward-Looking Disclosure

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if never materialized or are proven incorrect, could cause the results of Sport Supply Group and its consolidated subsidiaries to differ materially from those expressed or implied by such forward-looking statements.  All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of net sales, gross profit margin, expenses, earnings or losses from operations, synergies or other financial items, including statements regarding ability and manner of satisfying short-term and long-term liquidity requirements; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing.  The risks, uncertainties and assumptions referred to above include Sport Supply Group’s ability to integrate acquired businesses, global economic conditions, reduced product demand, increased product costs, reductions in school, municipal, state and national government budgets, financial market performance, the ability to acquire future financing given the current state of the credit and capital markets and other risks that are described herein, as well as those items described from time to time in Sport Supply Group’s SEC filings, including Sport Supply Group’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008. Sport Supply Group cautions that the foregoing list of important factors is not all encompassing.  Any forward-looking statements included in this report are made as of the date of filing of this report with the SEC, and we assume no obligation and do not intend to update these forward-looking statements

Table of Contents.

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

Item 6. Exhibits.

A.           Exhibits.  The following exhibits are filed as part of this report:

Exhibit Number	Description	Incorporated by Reference From

3.1	Certificate of Incorporation of the Registrant.	Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed on September 9, 1999.

3.1.1	Certificate of Amendment to Certificate of Incorporation of Collegiate Pacific Inc.	Exhibit 3.10 to the Registrant’s Registration Statement on Form SB-2 (No. 333-34294) originally filed on April 7, 2000.

3.1.2	Amendment to Certificate of Incorporation of Collegiate Pacific Inc.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2007.

3.2	By-Laws of the Registrant.	Exhibit 2 to the Registrant’s Registration Statement on Form 8-A filed on September 9, 1999.

3.2.1	Amendment to the Bylaws of Collegiate Pacific Inc.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 14, 2007.

3.2.2	Amendment to the Bylaws of Collegiate Pacific Inc.	Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on July 2, 2007.

4.1	Specimen Certificate of Common Stock, $0.01 par value, of Sport Supply Group, Inc.	Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed on September 13, 2007.

4.2	Indenture, dated as of November 26, 2004, by and between Collegiate Pacific Inc. and The Bank of New York Trust Company N.A., as Trustee.	Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on November 29, 2004.

4.3	Form of 5.75% Convertible Senior Subordinated Note Due 2009 (included in Section 2.2 of Exhibit 4.2 to this report).	Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on November 29, 2004.

10.1	Letter of Modification, dated April 1, 2009, to Credit Agreement with Bank of America N.A.*

31.1	Certification of Adam Blumenfeld pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of John Pitts pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Adam Blumenfeld and John Pitts pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SPORT SUPPLY GROUP, INC.

Dated: May 14, 2009	/s/ Adam Blumenfeld
Adam Blumenfeld, Chief Executive Officer

Dated: May 14, 2009	/s/ John Pitts
John Pitts, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed as part of this report:

Exhibit Number	Description	Incorporated by Reference From

3.1	Certificate of Incorporation of the Registrant.	Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed on September 9, 1999.

3.1.1	Certificate of Amendment to Certificate of Incorporation of Collegiate Pacific Inc.	Exhibit 3.10 to the Registrant’s Registration Statement on Form SB-2 (No. 333-34294) originally filed on April 7, 2000.

3.1.2	Amendment to Certificate of Incorporation of Collegiate Pacific Inc.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2007.

3.2	By-Laws of the Registrant.	Exhibit 2 to the Registrant’s Registration Statement on Form 8-A filed on September 9, 1999.

3.2.1	Amendment to the Bylaws of Collegiate Pacific Inc.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 14, 2007.

3.2.2	Amendment to the Bylaws of Collegiate Pacific Inc.	Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on July 2, 2007.

4.1	Specimen Certificate of Common Stock, $0.01 par value, of Sport Supply Group, Inc.	Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed on September 13, 2007.

4.2	Indenture, dated as of November 26, 2004, by and between Collegiate Pacific Inc. and The Bank of New York Trust Company N.A., as Trustee.	Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on November 29, 2004.

4.3	Form of 5.75% Convertible Senior Subordinated Note Due 2009 (included in Section 2.2 of Exhibit 4.2 to this report).	Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on November 29, 2004.

10.1	Letter of Modification, dated April 1, 2009, to Credit Agreement with Bank of America N.A.*

31.1	Certification of Adam Blumenfeld pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of John Pitts pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Adam Blumenfeld and John Pitts pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith
**	Furnished herewith