Form 10-K
period 2009-06-30
SPORT SUPPLY GROUP, INC.
filed 2009-08-31
CIK 828747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-K
_____________________
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to __________

Commission File No. 1-15289

Sport Supply Group, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-2795073
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1901 Diplomat Drive, Farmers Branch, Texas	75234
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:	(972) 484-9484

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock	The Nasdaq Stock Market

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
Yes  ☑     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
*The registrant is not yet required to submit and post such files.
Yes  ☐     No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☑

The aggregate market value of the voting stock of the registrant held by non-affiliates was approximately $49,854,441, based on the closing price of such voting stock on December 31, 2008, of $6.92.

At August 28, 2009, there were 12,405,949 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive fiscal 2010 Proxy Statement to be filed with the SEC.

Sport Supply Group, Inc.
FORM 10-K
Fiscal Year Ended June 30, 2009

FORM 10-K ANNUAL REPORT

This Annual Report on Form 10-K contains forward-looking statements that are based on Sport Supply Group, Inc.’s and its consolidated subsidiaries’ (“Sport Supply Group,” “we,” “us,” “our,” or the “Company”) current expectations or forecasts of future events.  Actual results in future periods may differ materially from those expressed or implied by those forward-looking statements because of a number of risks and uncertainties.  For a discussion of risk factors affecting Sport Supply Group’s business and prospects, see “Item 1A - Risk Factors.”

Our fiscal year ends on June 30 of each year.  Accordingly, references in this report to “fiscal 2004,”  “fiscal 2005,” “fiscal 2006,” “fiscal 2007,” “fiscal 2008,” “fiscal 2009,” and “fiscal 2010”  refer to our fiscal years ended or ending, as the case may be, June 30, 2004, 2005, 2006, 2007, 2008, 2009 and 2010, respectively.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Our Business

Sport Supply Group is a marketer, manufacturer and distributor of sporting goods equipment, physical education, recreational and leisure products and a marketer and distributor of soft good athletic apparel and footwear products (“soft goods”), primarily to the institutional market in the United States.  The institutional market generally consists of youth sports programs, YMCAs, YWCAs, park and recreational organizations, schools, colleges, churches, government agencies, athletic teams, athletic clubs and sporting goods dealers.  We offer a broad line of sporting goods and equipment, soft goods and other recreational products, and provide after-sale customer service.  We currently market more than 20 thousand sports related equipment products, soft goods and recreational related equipment and products to institutional, retail and Internet customers.

We sell our products directly to our institutional customers primarily through:

•	our unique, informative catalogs and fliers that we distribute to customers and potential customers;

•	our strategically located road sales professionals;

•	our telemarketers; and

•	the Internet.

We market our products through the use of a nationwide customer database of over 400 thousand potential customers, our over 200 person direct sales force strategically located throughout the Mid-Western and Mid-Atlantic and other major markets in the United States and our call centers located at our headquarters in Farmers Branch, Texas, Corona, California in the Los Angeles basin, and Richmond, Virginia.  We subdivide our mailing list into various customer profiles to help ensure we direct our catalogs to those individuals who make the decisions to purchase the products we offer.  We also subdivide the master mailing list by relevant customer types and seasonal demand.  We regularly screen, cross check and update our customer database to maintain its accuracy and functionality.  We intend to distribute approximately 3.8 million catalogs and fliers from this database during fiscal 2010 as compared to approximately 3.7 million in fiscal 2009.

Corporate History; Additional Information

    The Company, as incorporated in Delaware, commenced operations in February 1998 when it was acquired by Michael J. Blumenfeld and Adam Blumenfeld.  Michael Blumenfeld sold all of the assets of Collegiate Pacific Inc. f/k/a Nitro Sports, Inc., a company he formed in 1997 to engage in the catalog and mail order marketing of sports equipment, to the Company at cost.  We changed our name to Collegiate Pacific Inc. at that time and in July 1999 reincorporated the Company as a Delaware corporation.  In an effort to streamline the organizational structure of the Company’s team dealers, on January 1, 2007, the Company caused to be effected the merger of Salkeld & Sons, Inc. (“Salkeld”) with and into Kesslers Team Sports, Inc. (“Kesslers”), and the merger of CMS of Central Florida d/b/a Orlando Team Sports (“OTS”) with and into Dixie Sporting Goods Co., Inc. (“Dixie”).  On June 30, 2007, the Company also caused to be effected the merger of Tomark Inc. (“Tomark”) and Sport Supply Group, Inc. (“Old SSG”) with and into Collegiate Pacific Inc.  On June 30, 2007, the Company changed its name to Sport Supply Group, Inc. and, on July 1, 2007, changed its stock ticker symbol from “BOO” to “RBI.”  As a result of these mergers, the Company currently has two wholly-owned subsidiaries: Kesslers Team Sports, Inc., a Delaware corporation, and Dixie Sporting Goods Co., Inc., a Virginia corporation.  Sport Supply Group, Inc. has evolved over 33 years through numerous acquisitions and mergers since the start of the original operation.

Sport Supply Group’s common stock is quoted on The Nasdaq Stock Market (symbol: RBI).  Our executive offices are located at 1901 Diplomat Drive, Farmers Branch, Texas 75234, and our telephone number at that location is (972) 484-9484.  The Company’s fiscal year ends on June 30.

Our Internet website is www.sportsupplygroup.com.  Sport Supply Group makes available, free of charge, on or through the website, its annual, quarterly and current reports and other Securities and Exchange Commission (“SEC”) filings, including Forms 3, 4 and 5, as well as any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the SEC.  This website address is intended to be an inactive textual reference only, and none of the information contained on the website is part of this report or is incorporated in this report by reference.

Corporate Strategy

Sport Supply Group has embarked upon an aggressive program to leverage its existing operations and to complement and diversify its product offerings within the sporting goods, physical education and recreational products industry.  We intend to implement our internal growth strategy by continuing to improve operating efficiencies, extending our product offerings through new product launches and maximizing our distribution channels.  In addition, Sport Supply Group continues to seek strategic acquisitions and relationships with other sporting goods companies with well-established brands and complementary distribution channels.

We believe a consolidation of the sporting goods industry has contributed to a shift of sales within the institutional market from traditional, retail storefront sites to sales from catalogs, direct marketing by road sales professionals and the Internet.  Sport Supply Group believes the most successful sporting goods companies will be those with strong financial resources and the ability to produce or source high-quality, low cost products, deliver those products directly to customers on a timely basis and employ multiple distribution channels with a broad array of products and brands.

We believe we are well-positioned to grow our business because of our dynamic catalog design, our efficient merchandising and direct distribution capabilities, our 218 person direct sales force, our extensive product offerings, our long-term customer relationships, our excellent customer service, and our sourcing and production capabilities.    See “Products and Services” and “Sales and Marketing” below for further discussion in this regard.  While the current recession has adversely impacted industry demand and our ability to increase sales, we believe these market dynamics are temporary and are unlikely to affect our growth strategy over the long-term.  However, they do require us to closely manage product costs, operating expenses and our balance sheet so that we are in a position to increase sales and market-share ahead of our competition once the economy recovers.  Since commencing operations in 1998, the Company’s annual net sales have grown to approximately $250 million for the fiscal year ended June 30, 2009, through a combination of internal growth and strategic acquisitions.  Net sales were approximately $251 million and $237 million in fiscal 2008 and 2007, respectively.  For additional information on our financial results, see “Item 8 - Financial Statements and Supplementary Data.”

Our strategic plan has included both organic growth from existing operations and growth through the acquisition of other companies.  Since fiscal 2004, we have increased our revenue base through the acquisition of several leading suppliers of soft goods and sporting goods equipment, expanding both our geographic coverage and road sales force in the process.  Most notably, we acquired Kesslers in fiscal 2004, Dixie in fiscal 2005 and Old SSG through a multi-step acquisition process that concluded in fiscal 2007.  During fiscal 2009, we continued to make progress on our goal to continue to seek strategic acquisitions of other sporting goods companies with well-established brands and complementary distribution channels.  We acquired the assets of Webster’s Team Sports, a supplier of soft goods and sporting goods equipment based in Florida, and the rights to Doerner’s Team Sports Division, a team dealer sales organization based in Indiana.  In addition, on July 30, 2009, we purchased certain team sports assets of Har-Bell Athletic Goods based in Missouri.

Sport Supply Group’s management seeks to optimize the collective and individual performance of these acquired businesses.  We have strived to identify areas in which these businesses are unique and areas in which they overlap.

In those areas where our businesses are unique, Sport Supply Group seeks to promote and develop those unique qualities by integrating them into all of our distribution channels.  As an example of this integration, Sport Supply Group has enhanced Kesslers’ and Dixie’s existing offering of soft goods with the infusion of more than 10,000 Sport Supply Group proprietary sporting goods equipment products into their marketing mix.  Sport Supply Group has designed catalogs for Kesslers and Dixie that display both soft goods and sporting goods equipment.

In those areas where our businesses overlap, Sport Supply Group endeavors to integrate them to build on inherent synergies, develop collective vision and maximize cost efficiencies.  An example of this effort is reflected in the integration of the Sport Supply Group, Old SSG and Tomark manufacturing and assembly capabilities in our Farmers Branch, Texas facility and the utilization of in-house embroidery and screen print services at Team Print, a division of Kesslers.  We believe such integration efforts allow us to more effectively monitor the quality of products while at the same time realize cost savings for our customers.

Products and Services

We offer a broad line of sporting goods equipment, soft goods, and physical education, recreational and leisure products.  Our product lines of sporting goods include, but are not limited to, equipment and soft goods for the following sports: football; baseball; softball; basketball; volleyball; soccer; lacrosse; tennis; and other racquet sports.  Our line of equipment for these sports includes, but is not limited to, inflatable balls, nets, batting cages, scoreboards, bleachers, weight lifting equipment, standards and goals.  We also offer other recreational products including fitness equipment, camping equipment, indoor recreational games and outdoor playground equipment.

We source, sell and distribute over 20,000 SKU’s (stock keeping units) to the institutional sporting goods market.  We have over 500,000 square feet dedicated to warehousing and manufacturing.  We are a one-stop source for almost every item needed to outfit a participant, as well as for the equipment needed to participate in, and to set up any inside or outside facility for almost every sport and physical education need in the institutional sporting goods market.  Our sourcing includes our company-managed domestic manufacturing plants, independent domestic and foreign manufacturing plants and other domestic and foreign suppliers.  We believe we offer the largest selection of national and international brand-name products, as well as private label products to the institutional market.  We are not aware of another supplier to the institutional sporting goods industry with more product selection or more factory direct sourcing than we have and believe our product offerings and sourcing resources lead the industry.

Because we believe brand recognition is important to our institutional customers, we market most of our products under trade names or trademarks owned by others or us.  The following table lists our principal products and includes, but is not limited to, the various brand names under which they are sold:

Product	Brand Name

Team sports apparel (soft goods)	Nike, Rawlings, Wilson, Majestic,Under Armour, Champion

Batting cages, soccer goals, basketball goals	FunNets, Mark 1, MacGregor, Alumagoal

Camping and related accessories	Escalade

Tennis nets and court equipment	Edwards, Rol-Dri, Tidi-Court,Gold Medal, Penn

Baseballs, caps, softballs, bats, gloves and accessories	Diamond, Mark 1, New Era,Ryan Express, Wilson, MacGregor,Rawlings, Easton, Schutt

Football helmets, footballs, pads and accessories	Schutt, Pro Down and Riddell

Basketballs	Spalding, MacGregor, Wilson, Mark 1, Voit

Exercise and fitness equipment	Champion Barbell, Brute Force,Track Star, Phoenix Health and Fitness,Magnum

Track and field	Port-A-Pit, Nelco

Physical education and recreation	Voit, Gamecraft, US Games

Games and game tables	Escalade, Hasbro, Gamecraft

Team Sports Apparel (soft goods).   Nike, Rawlings, Wilson, Under Armour, Majestic and Champion are all leading suppliers of team sports apparel. Under the terms of non-exclusive supply arrangements we have with these manufacturers, we purchase soft goods from these manufacturers for resale to our customers and either complete the custom silk screening, embroidering and other decorating work on the soft goods in-house or through subcontractors, or arrange to have the manufacturer complete the custom decorating of the soft goods prior to shipment.

Cages, Goals and Camping Equipment. We own the registered trademarks FunNets, Mark 1 and Alumagoal.  We also have a license agreement to use the MacGregor trademark, which permits us to manufacture, promote, sell and distribute certain products to designated customers throughout the world.  The original license was acquired in February 1992 and amended in December 2000.  The amended license agreement is with MacMark, Equilink and Riddell and has an original term of forty (40) years, but will automatically renew for successive forty (40) year periods unless terminated in accordance with the terms of the license.  The amended and restated license requires us to pay an annual royalty based upon sales of MacGregor® branded products, with the minimum annual royalty set at $100 thousand.  Through our registered trademarks and license agreements, we manufacture or source from overseas manufacturers our proprietary products such as batting cages, bleachers, soccer and basketball goals and volleyball standards.  We generally recognize a higher profit margin from the sale of our manufactured or imported proprietary products.

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

Baseball and Softball. Diamond, Rawlings, Easton, New Era and Wilson are leading suppliers of baseball and softball equipment.  We have non-exclusive supply arrangements with Diamond, Rawlings, Easton and Wilson under which we acquire baseball gloves, baseballs, softballs, batters’ helmets, catchers’ and umpires’ protective equipment, aluminum and wooden baseball bats, batters’ gloves and miscellaneous accessories for resale to our customers.  We also manufacture or source products from overseas manufacturers and offer them to our customers under our MacGregor licensed name and Mark 1 brand name. Under an exclusive agreement with New Era, a sports-licensed headwear company, Sport Supply Group acts as a single-point solution for marketing, order processing and distributing New Era products to the institutional market on behalf of New Era.  During the fourth quarter of fiscal 2006, we entered into an exclusive relationship with Nolan Ryan to design and market existing and new pitching products.  In fiscal 2007, we began to market our pitching machines and other related pitching equipment under the name Ryan Express.  We also source baseball bases from overseas manufacturers and sell them under our Pro Base brand name.

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

Basketball.  Spalding and Wilson sell several different models of basketballs for men and women in youth, high school, college and adult markets.  Under the terms of the non-exclusive supply arrangement we have with Spalding and Wilson, we acquire basketballs for resale to our customers.  We also manufacture or source basketballs from overseas manufacturers and sell them under our Voit and MacGregor brand names.  In December 1986, we entered into a licensing agreement with Voit Corporation, which permits us to use the Voit® trademark in connection with manufacturing, advertising and selling specified sports related equipment and products.  We are required to pay annual royalties under the license with a minimum annual royalty of approximately $100 thousand.

Physical Education and Recreation.   We own the Gamecraft and US Games trademarks and license the Voit trademark.  Through our registered trademarks and license agreements, we manufacture or source from overseas manufacturers our proprietary products such as physical education, recreational game tables, coaching equipment and gymnastics equipment.

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

Certain brand names, such as Adidas®, New Era®, Nike®, Rawlings®, Champion®,  Schutt®, Spalding®, Wilson®, Under Armour®, Edwards®, Rol-Dri®, Mark One®, MacGregor®, Voit®, Alumagoal® and FunNets® are believed by Sport Supply Group to be well-recognized by our customers and therefore important to the sales of these products. The Company has various other trade names under which it markets its products.  Except for New Era, we do not have written supply agreements with any of our suppliers.  Registered and other trademarks and trade names of Sport Supply Group’s products are italicized in this Form 10-K.

Sales and Marketing

Through the acquisitions of our team dealers (Kesslers, Dixie and others), each with its own road sales professionals, we offer our complete line of sporting goods equipment, soft goods, and physical education, recreational and leisure products to our traditional school accounts such as colleges, universities, high schools, and all other levels of public and private schools and their athletic and recreational departments.  Our catalog group, through its catalog direct marketing, offers our complete line of sporting goods equipment, soft goods, and physical education, recreational and leisure products to our traditional school accounts as well as non-traditional accounts such as youth sports programs, park and recreational organizations, churches, government agencies, athletic clubs and dealers.

Our master mailing list currently includes over 400 thousand potential customers, and we intend to distribute approximately 3.8 million catalogs and flyers to this audience during fiscal 2010.  We subdivided our mailing list into various combinations designed to place catalogs in the hands of the customers making the purchasing decisions.  The master mailing list is also subdivided by relevant product types, seasonal demands and customer profiles.

In addition to promoting our products through catalogs and other direct mailings, we offer our products directly to our team, institutional and corporate customers through our 218 person direct sales force.  Primarily focused in the Mid-Western and the Mid-Atlantic United States, our direct sales force calls on our team, institutional and corporate accounts to promote our broad line of soft goods and sporting goods equipment.  We also market our products through trade shows, telemarketing and the Internet.

We believe our catalog design is superior to our competition within the institutional sporting goods industry.  We produce over 30 different printed catalogs and distribute over 3 million printed catalogs and product flyers each year.  Our catalogs include up to 5,000 products and include up-to-date product pictures, new product offerings, valuable product descriptions and specifications, along with complete ordering information.  We organize and index our catalogs so the customer can easily find the sport, activity and item the customer is looking for.  We believe we have the largest catalog product selection in the institutional sporting goods industry.  Catalogs and flyers are distributed during the appropriate season to specific market segments within the institutional sporting goods industry.  Our catalogs are complemented with 92 company-owned and managed websites that feature online catalogs and ecommerce capability.  We are not aware of another institutional sporting goods company that has a catalog direct marketing program of this magnitude.

Our direct sales force and our internal sales and support staff totals approximately 400 sales and customer service professionals.  We use integrated management information systems that allow our sales and service professionals to easily find the information they need to process orders, track orders, help answer customer questions and resolve problems quickly.  Our catalog ecommerce websites allow customers to place orders and obtain first level customer service on-line.  We believe we provide superior customer service to the institutional sporting goods industry and are not aware of another competitor in the industry that has this combination of sales and service staff, technology and ecommerce bandwidth and functionality.

Customers

We do not depend upon any one or a few major customers for our revenues because we enjoy a very large and diverse customer base.  Our customers include all levels of public and private schools, youth sports programs, YMCAs, YWCAs, park and recreational organizations, churches, clubs, camps, government agencies, military facilities, athletic teams, athletic clubs and team dealers.  Many of our institutional customers typically receive annual appropriations for sports related equipment, which are generally spent in the period proceeding the season in which the sport or athletic activity occurs.  Although institutions are subject to budget constraints, once allocations have been made, aggregate levels of expenditures are typically not reduced.

Approximately 3.6%, 3.3% and 3.2% of our sales in fiscal 2009, 2008 and 2007, respectively, were to agencies of the United States government.  We have a contract with the General Services Administration (the “GSA”) that grants us an “approved” status when attempting to make sales to military installations or other governmental agencies.  This contract with the GSA expires on December 31, 2011.  Under this contract, we agree to sell approximately 175 products to United States government agencies and departments at catalog prices or at prices consistent with any discount provided to our other customers.  Products sold to the United States government under the GSA contract are always sold at our lowest offered price.  In addition to the GSA contract, the Company has an Air Force non-appropriated funds contract that allows us to sell our entire offering of catalog products.  This contract expires on September 30, 2010, and is expected to be renewed.

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

Our sales are made primarily pursuant to standard purchase orders.  Our backlog of unfulfilled orders as of June 30, 2009 was approximately $18.6 million as compared to $17.5 million at June 30, 2008.  The continuing recession and related impact on institutional spending makes it difficult to predict backlog trends.

Most of our customers request delivery as soon as possible, so our backlog is only a short-term revenue indicator.  Most sporting goods equipment products, when in stock, are shipped from inventories on hand within one to five days.  Soft goods, which generally have a longer lead-time for delivery because of special ordering and custom decorating requirements, generally ship to our customers six to eight weeks after order placement.  Our products are shipped directly to our customers via common carrier from our company distribution facilities, from our manufacturing vendor partners’ facilities or from our facilities upon our completion of all decorating work.

Manufacturing; Foreign Sourcing and Raw Materials

We are now sourcing many of the products previously manufactured by us, including products such as basketball standards, certain soccer goals, volleyball systems, badminton systems and fitness equipment.  Products have been sourced to both domestic and international vendors.  Sourcing these products has enabled us to (i) reduce our cost of goods in many of these products, (ii) reduce our manufacturing facility costs, (iii) reduce many selling prices to our customers, (iv) improve our remaining manufacturing efficiencies by focusing on longer production runs of fewer products, and (v) focus our efforts on marketing, distribution and technology, which we believe are our strengths.  Sourcing these products also requires us to carry more inventory due to longer lead times from overseas.  We believe our ability to sell products to our customers at prices that are more competitive than those of our competition will positively impact our revenue base and operating profit over the long term

We believe many of the products we purchase from our domestic suppliers are also sourced from overseas, and we derive a significant portion of our revenues from the sale of products purchased directly from suppliers in the Far East.  Accordingly, we are subject to the risks of this international component that may affect our ability to deliver products in a timely and competitive manner.  These risks include:

•	shipment delays;

•	fluctuations in exchange rates that result in our suppliers charging higher prices;

•	increases in freight costs and import duties;

•	increases in import cost of goods;

•	changes in customs regulations;

•	adverse economic conditions in foreign countries;

•	social, political and economic instability;

•	acts of war and terrorism;

•	strikes by the International Longshore and Warehouse Union (the “ILWU”) (union of dock workers that move cargo, such as import containers, along the West Coast);

•	lockout of the ILWU by the Pacific Maritime Association (group of global ship owners and terminal operators); and

•	having to carry extra inventory due to long lead times for receiving products.

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

Competition

We compete principally in the institutional market with local sporting goods dealers and other direct mail companies.  We compete on a number of factors, including price, relationships with customers, name recognition, product selection and availability and quality of service.  We believe we have an advantage in the institutional market over traditional sporting goods retailers because our selling prices do not include multi-step price markups attributable to a traditional manufacturer-to-distributor-to-retailer-to-customer product distribution channel.  In addition, we believe we have an advantage over other direct mail marketers and team dealers of sporting goods equipment and soft goods because we offer a wider array of proprietary products, coupled with prompt and accessible service, at the most competitive prices.

The institutional sporting goods market generally consists of schools, colleges, youth sports programs, YMCAs, YWCAs, park and recreational organizations, churches, municipal and governmental agencies, athletic teams, and athletic clubs.  Sport Supply Group sells athletic and physical education hard goods and soft goods directly to the end-user (such as schools, park and recreation departments and teams) and to resellers (such as sporting goods dealers and other cataloguers that service the same market).  The institutional sporting goods customer is serviced by a multitude of suppliers that include local sporting goods team dealers, regional and national catalog direct marketers, manufacturers that sell direct and internet resellers.

The retail sporting goods industry (individual consumers) and the institutional sporting goods industry (schools, municipalities, athletic facilities, youth organizations, teams and the government) are two distinctly different markets.  While these two industries may have some overlap, most institutional sporting goods customers procure their product needs through a distinctly different marketing, sales and distribution channel than retail sporting goods customers.  We do not consider national retail sporting goods chains (Dick’s Sporting Goods, Academy Sports and Outdoors, The Sports Authority and Big 5 Sporting Goods, for example) to be significant competitors in the institutional sporting goods market.

Many of the national competitors in the retail sporting goods industry are public companies.  We do not know of any competitors whose revenues are primarily from the institutional sporting goods market that are public companies, so there is limited publicly available information about our competition in the institutional sporting goods industry.

Institutional sporting goods market customers (end users) purchase their sporting goods products primarily from the following sources:

•
Local sporting goods team dealers.  We believe there are more than 2,500 local sporting goods team dealers located throughout the United States.  Most of these sporting goods dealers are located in a city or a small, local geographic area, have a small retail storefront, have a small road sales force and service only the local community.  We believe there are approximately 100 sporting goods dealers that market and service regional markets, have multiple sales offices and have a road sales force that is capable of covering the regional territory.  There is not public data available, but we believe because of our annual revenue, broad product line and national coverage, all of these sporting goods dealers are much smaller than Sport Supply Group in terms of revenues, customer list and prospect list.  We also believe that a significant majority of sporting goods team dealers generate less than $3 million in annual institutional sporting goods sales.

•
Catalogers.  There are approximately 75 competing catalog companies in the institutional sporting goods market.  We believe they are all much smaller than us in revenue size, scope of product offering and distribution capacity.  Some of these catalogers focus on narrow product groups or on a single sport so their product offerings are much narrower.  We believe we have a larger product selection than any other sporting goods institutional market catalog competitor.

•
Manufacturers.  Manufacturers to the institutional sporting goods market usually sell their products to distributors, sporting goods dealers or catalogers.  Some manufacturers sell directly to institutional sporting goods customers.  Manufacturers usually specialize in certain sports or product groups with a limited product selection.

•
Internet Resellers.  Typically, Internet resellers do not have a brick and mortar presence and do not have a large staff.  They generate business through their own ecommerce websites and often electronically direct those orders to their drop ship fulfillment sources.  They do not have a distribution facility and stock no inventory.  They utilize drop ship fulfillment to get the product to their customer.  Many Internet resellers use us as their drop ship fulfillment supplier principally due to our expansive product offering, pricing, distribution capabilities and our customer service.

Government Regulation

Some of our products are subject to regulation by the Consumer Products Safety Commission.  The Consumer Products Safety Commission has the authority to exclude from the market certain items that are found to be hazardous and can require a manufacturer to refund the purchase price of products that present a substantial product hazard to consumers.  Similar laws exist in some states and cities in the United States.  The Company believes it is in full compliance with all applicable regulations.

Employees

As of June 30, 2009 we employed approximately 800 employees, 760 of which were employed on a full-time basis, compared to approximately 822 employees at June 30, 2008, 769 of which were employed on a full-time basis.  In addition, we may hire temporary employees as seasonal increases in demand occur.  Our employees are not represented by any organized labor organization or union, and we believe our relations with our employees are generally good.

ITEM 1A. RISK FACTORS.

Sport Supply Group’s business and the results of its operations are subject to various risks, many of which are beyond the Company’s control.  The following is a description of some of the important risk factors that may cause the actual results of Sport Supply Group’s operations in future periods to differ substantially from those currently expected or desired.  Also see “Item 3 - Legal Proceedings.”

Weak general economic conditions may adversely impact our business.

The sporting goods industry can be greatly affected by macroeconomic factors, including changes in global, national, regional and local economic conditions, as well as consumers’ perceptions of such economic factors.  The United States is in the second year of a severe recession.  The deteriorating economy and turbulent financial and credit markets have continued to result in further eroded consumer confidence, increased unemployment and continuing real estate foreclosures.  In addition, government tax revenues have decreased, and school districts, cities, counties and state governments are currently experiencing budget shortfalls.  This downturn and any similar poor market conditions that may occur in the future may decrease sales volumes, impact gross margins, increase our cost of doing business and otherwise adversely impact our operating results.  For example, during fiscal 2009 we experienced revenue challenges and gross profit erosion primarily as a result of the current economic challenges.  A weak general economic market may specifically adversely impact our business, resulting in:

•	reduced school and other government supported budgets upon which we rely for revenues;

•	increased costs for raw materials and imported products as our suppliers attempt to offset revenue reductions caused by decreased demand in their own businesses;

•
higher fuel costs and fuel surcharges imposed by our suppliers and by the third-party carriers upon which we rely to deliver our products and catalogs as they too attempt to offset decreased demand and higher fuel costs; and

•	increased accounts receivable aging and bad debt write offs.

We cannot assure you that we will be able to pass increased costs on to our customers without further adversely impacting our operating results.

We depend on international suppliers.

A significant amount of our revenues is dependent upon products purchased from foreign suppliers, which are located primarily in the Far East.  In addition, we believe that many of the products we purchase from our domestic suppliers are manufactured overseas.

Accordingly, we are subject to the risks of international business, including:

•	shipment delays;

•	fluctuation in exchange rates that result in our suppliers charging higher prices;

•	increases in import duties;

•	increases in freight costs;

•	changes in customs regulations;

•	adverse economic conditions in foreign countries;

•	social, political and economic instability;

•	acts of war and terrorism;

•	strikes by the ILWU (union of dock workers that move cargo, such as import containers, along the West Coast);

•	lockout of the ILWU by the Pacific Maritime Association (group of global ship owners and terminal operators); and

•	having to carry extra inventory due to long lead times for receiving products.

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

The general economic and supply conditions in the United States or international countries in which we source products could affect pricing of raw materials such as metals, plastic, rubber, leather and other commodities used by suppliers of our finished goods.  For example, we import many products from China and have experienced price increases for many of our products.  We believe these increased costs are a result of a number of factors including, but not limited to, escalating raw material and fuel costs.  We cannot assure you that any cost increases we incur for the products we sell can be passed on to our customers without adversely affecting our operating results, although we aggressively make every attempt to do so.

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

We cannot assure you we will succeed in addressing such risks.  Our failure to do so could have an adverse effect on our business, financial condition or results of operations in the form of lower revenues and operating profit and higher operating costs.

We may be unable to make acquisitions on attractive terms or successfully integrate them into our operations.

We expect to continue to evaluate and, where appropriate, pursue acquisition opportunities on terms our management considers favorable to us.  We cannot assure you we will be able to identify suitable acquisitions in the future, or we will be able to purchase or finance these acquisitions on favorable terms or at all.  In addition, we compete against other companies for acquisitions, and we cannot assure you we will be successful in the acquisition of any companies appropriate for our growth strategy.  Further, we cannot assure you any future acquisitions we make will be integrated successfully into our operations or will achieve the desired level of profitability.

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

We believe improvements in management and operational controls, and operations, financial and management information systems could be needed to manage future growth.  We cannot assure you that:

•	these resources will be available, or be available in a cost-effective form, to us which will allow us to accelerate growth;

•	our current personnel, systems, procedures and controls will be adequate to support our future operations; or

•	we will identify, hire, train, motivate or manage required personnel.

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

The seasonality of our business may adversely affect our net sales and operating income.

Seasonal demand for our products and the budgeting procedures of many of our customers cause our financial results to vary from quarter to quarter.  We generally experience lower net sales and higher expenses as a percentage of sales in the second quarter of each fiscal year (October 1 – December 31) due to lower customer demand during those periods of decreased sports activities, adverse weather conditions inhibiting customer demand, holiday seasons and school recesses, and higher sales and earnings in the remaining quarters of the fiscal year.

State and local sales tax collection may affect demand for our products.

We collect and remit sales taxes in states in which we have a physical presence or in which we believe nexus exists, which obligates us to collect sales taxes. Other states may, from time to time, claim we have state-related activities constituting a sufficient nexus to require such collection. Additionally, many other states seek to impose sales tax collection obligations on companies that sell goods to customers in their state, or directly to the state and its political subdivisions, even without a physical presence. Such efforts by states have increased recently, as states seek to raise revenues without increasing the tax burden on residents.  We rely, as do other direct mail retailers, on United States Supreme Court decisions which hold that, without Congressional authority, a state may not enforce a sales tax collection obligation on a company that has no physical presence in the state and whose only contacts with the state are through the use of interstate commerce such as the mailing of catalogs into the state and the delivery of goods by mail or common carrier. We cannot predict whether the nature or level of contacts we have with a particular state will be deemed enough to require us to collect sales taxes in that state nor can we be assured that Congress or individual states will not approve legislation authorizing states to impose tax collection obligations on all direct mail and/or e-commerce transactions. A successful assertion by one or more states that we should collect sales taxes on the sale of merchandise could result in substantial tax liabilities related to past sales and would result in considerable administrative burdens and costs for us and may reduce demand for our products from customers in such states when we charge customers for such taxes.

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

Our ability to retain and expand our customer base depends on our ability to maintain strong relationships with our road sales professionals.  Consequently, the loss of one or more key road sales professionals could result in our loss of the customer relationships maintained by the departing road sales professionals, and could adversely affect our net sales and results of operations.  We believe we currently have a good relationship with our road sales professionals.

We depend on third-party carriers to deliver our catalogs and products.

Our operations depend upon third-party carriers to deliver our catalogs and products to our customers.  We ship our products using common carriers, primarily UPS and ABF.  The operations of such carriers are outside our control.  Accordingly, our business reputation and operations are subject to certain risks, including:

•	shipment delays caused by such carriers;

•	labor strikes by the employees of such carriers;

•	increases in shipping costs, fuel surcharges and postage rates;

•	increased catalog costs due to increased postage rates; and

•	other adverse economic conditions.

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

Some of the products we sell have in the past, and may continue to expose us to product liability claims relating to personal injury, death or property damage caused by such products, and may require us to take actions such as product recalls.  Although we maintain liability insurance, we cannot be certain our coverage will be adequate for liabilities actually incurred or insurance will continue to be available to us on economically reasonable terms, or at all.  In addition, some of our vendor agreements with our distributors, manufacturers and third-party sellers do not indemnify us from product liability.  The Company believes it has adequate insurance coverage in the event of a product liability claim and no reserves in excess of its insurance coverage have been established.  In the event of a product liability claim exceeding the Company’s insurance coverage, the Company could suffer financial losses, which could have an adverse effect on the operating results of the Company.

We have a material amount of goodwill and may be required to recognize future intangible impairment charges.

Approximately $59.7 million, or 39.0%, of our total assets as of June 30, 2009 represented intangible assets, the significant majority of which is goodwill.  Goodwill is the amount by which the costs of an acquisition accounted for using the purchase method exceeds the fair value of the net assets we acquired.  We are required to record goodwill as an intangible asset on our consolidated balance sheet.

Goodwill is tested for impairment annually as of March 31, in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).  The Company reviews amortizable intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable, in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). If such a review should indicate the carrying amount of amortizable intangible assets is not recoverable, the Company reduces the carrying amount of such assets to fair value. The Company reviews non-amortizable intangible assets for impairment annually as of March 31, or more frequently if circumstances dictate, in accordance with SFAS 144.  No impairment of goodwill or intangible assets was required for the years ended June 30, 2009, 2008 or 2007.

Disruptions to our business, protracted economic weakness, unexpected significant declines in operating results and market capitalization declines may result in charges for goodwill and other intangible asset impairments.  Reductions in our net income caused by the write-down of goodwill or intangible assets could adversely affect our results of operations.

Our operations are largely dependent on our information technology systems, which require significant expenditures and entail risk.

We rely on a variety of information technology systems in our operations and our success is largely dependent on the accuracy and proper use of these systems.  In connection with managing our growth, we continually evaluate the adequacy of our systems and procedures and anticipate we will regularly need to make capital expenditures to update and modify our management information systems, including software and hardware, as we grow and the needs of our business change.  The occurrence of a significant system failure, electrical or telecommunications outages or our failure to expand or successfully implement or integrate new systems, including those of businesses we have acquired or may acquire in the future, could have an adverse effect on our results of operations.

In addition, our information systems networks, including our website, and applications could be adversely affected by viruses and worms and may be vulnerable to malicious acts such as hacking.  Although we take preventative measures, these procedures may not be sufficient to avoid harm to our operations, which could have an adverse effect on our results of operations.

We are currently a “smaller reporting company” as defined by the rules of the SEC and, as such, our independent registered public accounting firm is not required to provide, and has not provided, an attestation report in this Form 10-K on our internal control over financial reporting.

Our management is responsible for establishing and maintaining effective internal control over financial reporting in an effort to ensure the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).  In accordance with SEC rules, management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2009 and has presented its conclusions with respect thereto in this Form 10-K.  However, this Form 10-K does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting pursuant to temporary rules of the SEC that do not require such attestation report due to our classification as a “smaller reporting company.”  Without an independent review of our internal control over financial reporting, accounting and financial reporting errors that could have an adverse impact on our financial statements may remain undetected until an attestation report is required and provided.

Beginning with our fiscal 2010 Form 10-K, our independent registered public accounting firm will be required to audit our internal control over financial reporting and deliver an attestation report with respect thereto.  We expect to incur significant additional costs for the related accounting professional services of our independent auditor in connection with their provision of these services.  In addition, we can make no assurances that such attestation report will conclude that we have maintained effective internal control over financial reporting.

From time to time, we invest in short-term cash equivalent instruments at commercial banking institutions in excess of federally insured limits.

We invest excess cash in immediately available interest bearing cash equivalent instruments.  If a commercial bank in which we have our funds deposited should become insolvent or be taken over by the FDIC, we could have significant unrecoverable cash deposits.  A loss in cash deposits would have an adverse impact on our financial statements.

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

A large number of shares underlying our outstanding stock-based awards may be sold into the market in the future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

A substantial number of shares of our common stock are reserved for issuance pursuant to stock-based awards.  As of June 30, 2009, we had 2.1 million outstanding options and 59 thousand unvested restricted shares, each with respect to one share of our common stock, issued to key employees, officers and directors under our 2007 Amended and Restated 2007 Long-Term Incentive Plan (the “Amended and Restated Plan”).  The options have exercise prices ranging from $3.89 per share to $14.34 per share and the restricted shares have fair values ranging from $7.65 to $10.03.  In addition, on July 15, 2009, we granted approximately 101 thousand additional stock-based awards to certain employees, officers and directors of the Company.  The exercise of outstanding options could have a significant adverse effect on the trading price of our common stock, especially if a significant number were to be exercised and the stock issued was immediately sold into the public market.  Additionally, the exercise of outstanding options and the vesting of restricted stock could have a dilutive impact on other shareholders by decreasing their relative ownership percentage of our outstanding common stock.

Four principal stockholders own a significant amount of our outstanding common stock.

Based on the number of outstanding shares of our common stock as of August 20, 2009, Carlson Capital LP beneficially owns 2,709,600 shares of our common stock, or 21.8%, CBT Holdings, LLC  beneficially owns 2,928,577 shares of our common stock, or 16.5% (including 884,505 shares issuable upon conversion of our notes), Wellington Management Company LLP beneficially owns 1,006,215 shares of our common stock, or 8.1%, and Dimension Funds Advisors, Inc. beneficially owns 905,009 shares of our common stock, or 7.3%.  As a result, these stockholders are in a position to influence significantly the outcome of elections of our directors, the adoption, amendment or repeal of our bylaws and any other actions requiring the vote or consent of our stockholders.

The rights of our stockholders may be negatively affected if we issue any of the shares of preferred stock which our Board of Directors has authority to issue.

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

Risks Related to the Senior Subordinated Notes Due December 1, 2009

We significantly increased our leverage because of the sale of the Notes, and the use of available borrowings under our line of credit to refinance the Notes upon maturity would result in a continued degree of leverage.

In connection with the sale of our 5.75% Convertible Senior Subordinated Notes due December 1, 2009 (the “Notes”) in fiscal 2005, we incurred $50 million of indebtedness.  As a result of the incurrence of this indebtedness, our principal and interest payment obligations increased substantially.  During fiscal 2009, we repurchased and retired $21.1 million of the Notes at a $1.4 million gain.  However, $28.9 million of the Notes remained outstanding as of June 30, 2009, and we anticipate using available cash and borrowings under our line of credit to refinance such balance upon maturity of the Notes.  The degree to which we are leveraged could adversely affect our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures.  Our ability to meet our debt service obligations is dependent upon our future performance, which is subject to financial, business and other factors affecting our operations, many of which are beyond our control.

The Notes are subordinated and there are no financial covenants in the indenture.

The Notes are unsecured and subordinated in right of payment to all of the existing and future “senior debt” of the Company.  Under the terms of the indenture, we may also incur additional “senior debt” from time to time.  In the event of our bankruptcy, liquidation or reorganization or upon acceleration of the Notes due to an event of default under the indenture and in certain other events, we will not be able to repay the Notes until after we have satisfied all of our senior debt obligations.  As a result, we may not have sufficient assets remaining to pay amounts due on any or all of the outstanding Notes.

The Notes are also effectively subordinated to the liabilities, including trade payables, of our subsidiaries.  As a result, our right to receive assets of any subsidiaries upon their liquidation or reorganization, and the rights of the holders of the Notes to share in those assets, would be subject to the claims of the creditors of the subsidiaries.

Our subsidiaries are not restricted from incurring additional debt or liabilities under the indenture. In addition, we are not restricted from paying dividends, issuing or repurchasing our securities under the indenture.  If we, or our subsidiaries, were to incur additional debt or liabilities, our ability to pay our obligations on the Notes could be adversely affected.  As of June 30, 2009, we had no outstanding borrowings under our revolving credit facility, $28.9 million of Notes, and an aggregate amount of other indebtedness and liabilities of approximately $28.0 million (excluding intercompany liabilities, which are not required to be recorded on the consolidated balance sheet in accordance with US GAAP).

We may be unable to repay, repurchase or redeem the Notes.

At maturity on December 1, 2009, the remaining outstanding principal amount of the Notes, currently $28.9 million, will become due and payable by us.  In addition, upon a fundamental change, as defined in the indenture, the holders may require us to repurchase all or a portion of the Notes.  We may not have enough funds or be able to arrange for additional financing to pay the principal at maturity or to repurchase the Notes tendered by the holders.  Additionally, our current credit facility provides that a change in control constitutes an event of default.  Future credit agreements or other agreements relating to our indebtedness might contain similar provisions.  If the maturity date or a change in control occurs at a time when we are prohibited from repaying or repurchasing the Notes, we could seek the consent of our lenders to purchase the Notes or could attempt to refinance this debt.  If we do not obtain the necessary consents or refinance the debt, we will be unable to repay or repurchase the Notes.  Our failure to repay the Notes at maturity or repurchase tendered Notes would constitute an event of default under the indenture, which might constitute a default under the terms of our other debt.  In such circumstances, or if a fundamental change would constitute an event of default under our senior debt, the subordination provisions of the indenture would possibly limit or prohibit payments to the holders of the Notes.  The term “fundamental change” is limited to certain specified transactions and may not include other events that might harm our financial condition.  Our obligation to offer to purchase the Notes upon a fundamental change would not necessarily afford the holders of the Notes protection in the event of a highly-leveraged transaction, reorganization, merger or similar transaction involving us.

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

If a fundamental change occurs and at least 90% of the consideration for the common stock in the transaction or transactions constituting the fundamental change consists of cash, holders of Notes will be entitled to a make whole premium in cash in respect of Notes tendered for purchase or converted in connection with the fundamental change.  The amount of the make whole premium will be determined based on the date on which the fundamental change becomes effective and the share price of common stock when the transaction constituting the fundamental change occurs.  While the make whole premium is designed to compensate the holders of Notes for the lost option time value of Notes because of a fundamental change, the amount of the make whole premium is only an approximation of the lost value and may not adequately compensate holders for such loss.  In addition, if the share price of our common stock at the time of the transaction constituting the fundamental change is less than $13.31 or more than $25.65, no make whole premium will be paid.

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

Our common stock trades on The Nasdaq Stock Market under the symbol “RBI.”  On August 25, 2009, the last reported sale price of our common stock was $10.46 per share.  The initial conversion price of the Notes is approximately $14.65 per share. The market prices of our securities are subject to significant fluctuations.  Such fluctuations, as well as economic conditions generally, may adversely affect the market price of our securities, including our common stock and the Notes.

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

The table below provides information with respect to the principal warehouse, production and distribution facilities of the Company:

Location	Type of Facility	Square Footage	Lease Expires or is Owned
Farmers Branch, Texas	Warehouse, Production and Distribution	48,000	2010
Farmers Branch, Texas	Warehouse, Production and Distribution	137,600	2010
Farmers Branch, Texas	Warehouse and Fulfillment	181,000	2010
Richmond, Indiana	Warehouse, Production and Distribution	76,000	2009
Richmond, Virginia	Warehouse, Production and Distribution	37,300	2011
Corona, California	Warehouse, Production and Distribution	29,700	2012
Sanford, Florida	Warehouse, Production and Distribution	12,000	2010
Bourbonnais, Illinois	Warehouse, Production and Distribution	10,000	2011
Bourbonnais, Illinois	Embroidering and Screen Printing	16,000	2010
Anniston, Alabama	Manufacturing	35,000	Owned
Anniston, Alabama	Manufacturing	45,000	Owned

Our corporate headquarters are located within the approximately 138 thousand square feet of leased space located at 1901 Diplomat Drive, Farmers Branch, Texas.  The terms of Sport Supply Group’s leases range from two to five years and most are renewable for additional periods.  The Richmond, Indiana location is owned by RPD Services, Inc., an Indiana corporation, owned by Bob Dickman, Phil Dickman and Dan Dickman, all of whom are employed by our wholly-owned subsidiary, Kesslers.  The Sanford, Florida location is owned by McWeeney Smith Partnership, which is controlled by a former employee of our wholly-owned subsidiary, Dixie.  The Bourbonnais, Illinois embroidering and screen printing facility is owned by Albert A. Messier, who is employed by our wholly-owned subsidiary, Kesslers.

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

None

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

	Fiscal 2009		Fiscal 2008
Calendar Quarter	Low	High	Low	High
July 1 – September 30	$9.69	$12.21	$8.99	$10.24
October 1 – December 31	$5.43	$10.36	$7.00	$10.48
January 1 – March 31	$4.66	$8.57	$7.57	$12.93
April 1 – June 30	$5.23	$8.56	$9.61	$12.04

Holders

As of August 17, 2009, there were approximately 290 holders of record of our common stock, and there were 12,405,949 shares of common stock issued and outstanding.

Dividends

In fiscal 2009 and 2008, the Company paid a quarterly cash dividend of $0.025 per share.  Future quarterly dividends will be paid only when, as, and if declared by our Board of Directors in its sole discretion and will be dependent upon then existing conditions, including the Company's financial condition, results of operations, contractual restrictions, capital requirements, business prospects and such other factors as the Board deems relevant.

Transfer Agent, Registrar and Dividend Disbursing Agent for Common Stock

Continental Stock Transfer and Trust Company
17 Battery Place
New York, NY  10004

ITEM 6.  SELECTED FINANCIAL DATA.

The following selected financial data should be read in conjunction with “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 – Financial Statements and Supplementary Data.”

	Fiscal Year Ended June 30,
	2009	2008	2007	2006	2005
	(In thousands except per share data )
Results of Operations:
Net sales	$250,227	$251,394	$236,855	$224,238	$106,339
Gross profit	89,676	91,079	83,560	75,079	35,954
Operating profit	20,973	19,700	12,690	8,312	7,303
Net income	$11,916	$9,733	$3,860	$1,896	$3,601
Earnings per common share:
Basic	$0.96	$0.80	$0.38	$0.19	$0.36
Diluted	$0.86	$0.76	$0.37	$0.18	$0.35
Number of weighted average shares outstanding:
Basic	12,383	12,123	10,235	10,182	10,031
Diluted	14,831	15,657	10,374	10,399	10,279

Cash Flow and Balance Sheet Data:
Net cash provided by (used in) operating activities	$11,850	$22,884	$18,887	$(172)	$(2,862)
Cash and cash equivalents	10,743	20,531	5,670	4,079	40,326
Total assets	153,103	167,695	156,592	145,721	108,596
Long-term debt	--	50,036	71,386	62,284	50,448
Cash dividends declared per common share	$0.10	$0.10	$0.10	$0.10	$0.10
Total stockholders’ equity	$91,835	$79,286	$50,536	$46,588	$45,106

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Background

Certain statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking as defined in the Private Securities Litigation Reform Act of 1995.  These statements are based on current expectations that are subject to risks and uncertainties, including those discussed in “Item 1A - Risk Factors” in this Annual Report on Form 10-K.  As such, actual results may differ materially from expectations as of the date of this filing.

We are a marketer, manufacturer and distributor of sporting goods equipment, physical education, recreational and leisure products and a marketer and distributor of soft goods, primarily to the institutional market in the United States.  The institutional market generally consists of youth sports programs, YMCAs, YWCAs, park and recreational organizations, schools, colleges, churches, government agencies, athletic teams, athletic clubs and dealers.  We sell our products directly to our customers primarily through the distribution of our unique, informative catalogs and flyers, our strategically located road sales professionals, our telemarketers, various sales events and the Internet.  We offer a broad line of sporting goods and equipment, soft goods and other recreational products, as well as provide after-sale customer service.  We currently market over 20 thousand sports and physical education related equipment products, soft goods and recreational related equipment and products to institutional, retail, Internet, sports teams and other team dealer customers.  We market our products through the support of a customer database of over 400 thousand potential customers, our approximately 200 person direct sales force strategically located throughout the South-Western, South-Central, Mid-Western, Mid-Atlantic and South-Atlantic United States, and our call centers located at our headquarters in Farmers Branch, Texas, Corona, California in the Los Angeles basin, Richmond, Indiana and Richmond, Virginia.

Overview

We believe a consolidation of the sporting goods industry has contributed to a shift of sales within the institutional market from traditional, retail storefront sites to sales from catalogs, direct marketing by road sales professionals and the Internet.  Sport Supply Group believes the most successful sporting goods companies will be those with greater financial resources and the ability to produce or source high-quality, low cost products, deliver those products directly to customers on a timely basis and employ multiple distribution channels with a broad array of products and brands.

Sport Supply Group has embarked upon an aggressive program to leverage its existing operations and to complement and diversify its product offerings within the sporting goods and recreational products industry.  We intend to implement our internal growth strategy by continuing to improve operating efficiencies, extending our product offerings through new product launches and maximizing our distribution channels.  In addition, Sport Supply Group will continue to seek strategic acquisitions and relationships with other sporting goods companies with well-established brands and with complimentary distribution channels.

Sourcing products from overseas vendors has historically enabled the Company to reduce our cost of goods in many products we sell.  However, we have recently experienced product cost increases due to a number of factors including fuel costs and rising raw material costs.  The strength or weakness of the United States dollar also impacts our product costs in future periods.  We continue to review product pricing to offset cost increases when competitively possible. When feasible, we also seek alternative sources for our products in an effort to avoid such cost increases.

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

The sporting goods industry can be greatly affected by macroeconomic factors, including changes in global, national, regional and local economic conditions, as well as consumers’ perceptions of such economic factors.  The United States is in the second year of a severe recession.  The deteriorating economy and turbulent financial and credit markets have continued to result in further eroded consumer confidence, increased unemployment and continuing real estate foreclosures.  In addition, government tax revenues have decreased, and school districts, cities, counties and state governments are currently experiencing budget shortfalls.

Actions taken or currently under consideration by the federal government designed to stimulate the economy could soften the impact of the recession.  However, we are experiencing revenue challenges and gross profit erosion.  There remains the possibility that sporting goods sales and gross margins may continue to be adversely impacted as our country’s economy moves through and recovers from the current recession.

A significant portion of the products we purchase for resale, including those purchased from domestic suppliers, are manufactured abroad in countries such as China, Taiwan, South Korea and India.  We cannot predict the effect that future changes in economic or political conditions in such foreign countries may have on our operations.  In the event of disruptions or delays in supply due to conditions in foreign countries, such disruptions or delays could adversely affect our results of operations unless and until alternative supply arrangements could be made.

Given the volatile trends and uncertain economic conditions, we have limited ability to forecast our fiscal 2010 consolidated operating and financial results.  Accordingly, we cannot give assurance the market and operating trends that occurred during fiscal 2009 will deteriorate, improve or remain constant.  While there are many significant factors that we cannot control, we intend to navigate the present general economic downturn by remaining focused on improving areas within our control and on achieving further progress on three primary goals: maintaining a strong balance sheet; generating positive earnings before interest, taxes, depreciation and amortization (“EBITDA”) growth; and positioning our business to capitalize on an economic recovery when it occurs.  Consistent with these goals, during fiscal 2009 we  (i) utilized existing cash to repurchase approximately $21.1 million of Notes, resulting in a reduction in our total debt, $1.2 million in annualized interest savings, and the recognition of a $1.4 million gain in connection with the early repurchase of the Notes at a discount; (ii) consolidated operations and cut overhead costs; and (iii) implemented additional marketing programs designed to address our institutional customers’ and prospects’ needs and affordability concerns.  Our key business strategies and plans in fiscal 2010 will continue to reflect these priorities.

As discussed above, the current recession negatively impacted our fiscal 2009 revenues and gross profits, but our expense and balance sheet management led to fiscal 2009 being the most profitable year in Company history.  Compared to the prior year, fiscal 2009 net sales decreased 0.5%, gross profit decreased 1.5%, operating profit increased 6.5% and net income increased 22.4%.

Fiscal 2009 resulted in significant balance sheet improvements:

•	Accounts receivable improved year-over-year.

▪	Net accounts receivable decreased 5.2%.

▪	Accounts receivable as a percentage of net sales was 12.9% at June 30, 2009 compared to 13.5% at June 30, 2008.

▪	Accounts receivable days sales outstanding, based on the fiscal year sales, were 49.2 days at June 30, 2009 as compared to 51.4 days at June 30, 2008.

•	Inventories decreased $2.4 million.

•	Accounts payable and accrued liabilities decreased $5.4 million.

•	We had no bank debt outstanding at June 30, 2009.

•	We used available cash to repurchase $21.1 million face value of our Notes for a $1.4 million gain. These Note repurchases reduced our annualized interest expense by $1.2 million.

These operating results are discussed further in the following pages of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.  There can be no assurance that fiscal 2010 results will reflect the same operating and balance sheet trends as fiscal 2009.

Over the past year, worldwide capital and credit markets have seen nearly unprecedented volatility, which has impacted the ability of several financial institutions to meet their obligations.  Based on information available to us, we believe the lender under our revolving credit facility agreement will continue to fulfill its commitments thereunder.  However, there can be no assurance in this regard as circumstances could arise that may impact our lender’s ability to fund its obligations in the future.

During prior fiscal years, we made significant progress toward achieving our strategic objectives, including organic and acquired revenue growth, increased profitability and maintenance of a strong balance sheet as follows:

•
Since fiscal 2004, we have increased our revenue base through the acquisition of several leading suppliers of soft goods and sporting goods equipment, expanding both our geographic coverage and road sales force in the process.  Most notably, we acquired Kesslers in fiscal 2004, Dixie in fiscal 2005 and Old SSG through a multi-step acquisition process that concluded in fiscal 2007.  During fiscal 2009, we continued to make progress on our goal to continue to seek strategic acquisitions of other sporting goods companies with well-established brands and complementary distribution channels through our acquisitions of the assets of Webster’s Team Sports, a supplier of soft goods and sporting goods equipment based in Florida, and of the rights to Doerner’s Team Sports Division, a team dealer sales organization based in Indiana.  In addition, on July 30, 2009, we purchased certain team sports assets of Har-Bell Athletic Goods based in Missouri.

•	Each year, we expanded our football and baseball product offerings, which provide the Company with additional products for future growth opportunities.

•
As referenced above, since fiscal 2004 and through our acquisitions, we have engaged over 200 road sales professionals and continued our ongoing efforts to grow net sales by directing a selection of our traditional catalog customers to our road sales professionals.

•	In fiscal 2008, we transferred the listing of our common stock to The Nasdaq Stock Market from the American Stock Exchange to provide the Company with enhanced exposure and liquidity.

•	In fiscal 2008, we successfully integrated our operations onto Old SSG’s SAP ERP platform, which enhanced the Company’s operating efficiencies and technological capabilities.

•	In November 2004, we completed the private placement of $50.0 million of Notes.

•	In July 2007, we sold 1,830,000 shares of our common stock in a private placement, using the proceeds to pay down outstanding debt.

•	During the first six months of fiscal 2009, we repurchased $21.1 million of the Notes at a discount.

•
In February 2009, we replaced our senior secured credit facility with a new senior secured credit facility providing for up to $40.0 million in availability with an accordion feature that could potentially expand total availability to $60.0 million.

Consolidated Results of Operations

The following table sets forth selected financial data from the Consolidated Statements of Income for the fiscal years ended June 30, 2009, 2008 and 2007:

	For the Fiscal Years Ended June 30
	2009		2008		2007
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Net sales	$250,227	100.0%	$251,394	100.0%	$236,855	100.0%
Cost of sales (1)	160,551	64.2%	160,315	63.8%	153,295	64.7%
Gross profit	89,676	35.8%	91,079	36.2%	83,560	35.3%
Selling, general and administrative expenses (2)	68,703	27.5%	71,379	28.4%	70,870	29.9%
Operating profit	20,973	8.4%	19,700	7.8%	12,690	5.4%
Other expense (3)	1,713	0.7%	3,691	1.5%	5,665	2.4%
Income tax provision	7,344	2.9%	6,276	2.5%	2,634	1.1%
Net income	$11,916	4.8%	$9,733	3.9%	$3,860	1.6%

Net income per share – basic	$0.96		$0.80		$0.38
Net income per share – diluted	$0.86		$0.76		$0.37

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

Fiscal Year Ended June 30, 2009 Compared to Fiscal Year Ended June 30, 2008

Net Sales.  Net sales for fiscal 2009 totaled $250.2 million compared to $251.4 million in fiscal 2008, a decrease of $1.2 million, or 0.5%.  The following schedule provides the components of net sales.

		2009
	Catalog	Team Dealer	Total
		(In thousands)
Sporting goods equipment	$125,020	$26,918	$151,938
Soft goods	11,426	73,265	84,691
Freight	9,874	3,724	13,598
Net sales	$146,320	$103,907	$250,227

		2008
	Catalog	Team Dealer	Total
		(In thousands)
Sporting goods equipment	$127,982	$21,366	$149,348
Soft goods	11,613	76,552	88,165
Freight	10,318	3,563	13,881
Net sales	$149,913	$101,481	$251,394

Sporting goods equipment sales increased 1.7% while the sales of soft goods decreased 3.9% for the year ended June 30, 2009 as compared to the fiscal year ended June 30, 2008.  Catalog group sporting goods equipment net sales decreased $3.0 million, or 2.3%, and team dealer sporting goods equipment net sales increased $5.6 million, or 26.0%.  Catalog group soft goods net sales decreased $187 thousand, or 1.6%, and team dealer soft goods net sales decreased $3.3 million, or 4.3%.  Freight billed to our customers declined 2.0% year-over-year as we increased our free freight promotions to stimulate customer orders.  We believe there will be continuing customer budgetary and competitive market pressures resulting in revenue challenges as our economy moves through and out of the current recession.

Gross Profit.  Gross profit for the year ended June 30, 2009 decreased $1.4 million to $89.7 million, or 35.8% of net sales, compared with $91.1 million, or 36.2% of net sales, for the year ended June 30, 2008.  Sporting goods equipment gross profit as a percentage of net sales decreased 2.0% for the year ended June 30, 2009 compared to the year ended June 30, 2008, primarily as a result of competitive pricing pressure and softer sales activity.  Soft goods gross profit as a percentage of net sales increased 1.5% for the year ended June 30, 2009 compared to the year ended June 30, 2008.  Freight costs were $3.6 million and $4.1 million, respectively, in excess of freight revenues for the years ended June 30, 2009 and June 30, 2008.  These decreases in gross profit are the result of challenging competitive market pressures during the current economic recession.  We believe the continuing competitive and customer budgetary challenges discussed above will continue to adversely impact our gross profit as a percentage of net sales as our economy moves through and out of the current recession.

 The components of cost of sales and gross profit as a percentage of net sales are as follows:

	For the Fiscal Years Ended June 30
	2009		2008
	Cost of Sales (thousands)	Gross Profit as % of Net Sales	Cost of Sales (thousands)	Gross Profit as % of Net Sales	Change in Gross Profit %
Sporting Goods Equipment	$89,046	41.4%	$84,519	43.4%	-2.0%
Soft Goods	54,294	35.9%	57,835	34.4%	1.5%
Freight	17,211		17,961
Cost of Sales	$160,551	35.8%	$160,315	36.2%	-0.4%

The acquisition and manufacturing costs of inventory, the cost of shipping and handling (freight costs) and any decrease in the value of inventory due to obsolescence or lower of cost or market adjustments are included in the determination of cost of sales.  Cost of sales for fiscal 2009 was $160.6 million, or 64.2% of net sales, compared to $160.3 million, or 63.8% of net sales in fiscal 2008.  Cost of sales for fiscal 2009 consisted of $140.9 million for the purchase price of our inventory sold, $17.2 million in outbound freight costs, $823 thousand for obsolete and damaged inventory and $1.7 million for labor and overhead costs associated with the products we manufacture.

Selling, General and Administrative Expense.  Selling, general and administrative (“SG&A”) expenses for fiscal 2009 were $68.7 million, or 27.5% of net sales, compared with $71.4 million, or 28.4% of net sales, in fiscal 2008. The $2.7 million decrease in SG&A expenses was primarily attributable to the following:

•
Personnel-related expenses, including variable commission costs, decreased $851 thousand primarily due to lower staffing levels and lower commission and incentive compensation costs resulting from the net sales and gross profit performance in fiscal 2009.

•
Professional fees related to auditing and accounting professional services decreased $553 thousand primarily due to the Company qualifying for smaller reporting company status during fiscal 2009, resulting in the fact that we were not required to include an auditor attestation report on our internal control over financial reporting in this Form 10-K under temporary rules of the SEC.  We will be required to incur costs of related accounting professional services to include an auditor attestation report on our internal control over financial reporting in our fiscal 2010 Form 10-K.

•
Legal and other professional fees decreased $364 thousand.  We did some corporate restructuring in fiscal 2008 that caused fiscal 2008 fees to be higher than those in fiscal 2009.  Due to a recent accounting pronouncement, costs incurred related to acquisitions will be expensed in the future.  In the past, such costs were capitalized as part of the purchase price.  Accordingly, legal and professional costs related to acquisition activity, if any, in fiscal 2010 and beyond will be expensed as incurred.

•	We settled a tax assessment for unpaid sales and use taxes and reduced a previously established reserve for this matter by $870 thousand resulting in a corresponding reduction in SG&A expense.

•	Depreciation and amortization expenses decreased $821 thousand due to long-lived tangible and intangible assets becoming fully depreciated.

The foregoing decreases were partially offset by the following:

•	Advertising and promotion expenses increased $658 thousand due to increased catalog and other direct marketing promotional materials distribution.

•
Management information systems (“MIS”) costs increased $343 thousand primarily due to the capitalization of professional fees associated with a system development project incurred in the prior year.  These capitalized costs are depreciated over the useful life of the asset.  MIS costs for the fiscal year ended June 30, 2009 are representative of expected ongoing MIS operating expenses.  Future enhancements, upgrades or expansion to our SAP ERP system will cause our MIS costs to increase.

Operating Profit.  Operating profit for fiscal 2009 increased to $21.0 million, or 8.4% of net sales, compared to operating profit of $19.7 million, or 7.8% of net sales, in fiscal 2008.  The increase in operating profit and operating profit as a percentage of sales in fiscal 2009 is the result of reduced SG&A expenses.

Other Expense.  Other expense was $1.7 million for the year ended June 30, 2009, compared to $3.7 million for the year ended June 30, 2008.  The primary reason for this reduction was due to our repurchase of $21.1 million of Notes and the resulting $1.4 million gain and subsequent interest expense reduction.  The table below shows the components of other expense.

	For the Fiscal Years Ended June 30
	2009	2008	Change
	(in thousands)
Interest income	$132	$290	$(158)
Interest expense	(2,053)	(3,162)	1,109
Amortization of debt issuance costs	(614)	(943)	329
Accelerated amortization of debt issuance costs due to early retirement of Notes and early termination of the Revolving Facility (as defined below)	(657)	--	(657)
Gain on early retirement of Notes	1,443	--	1,443
Other income	36	124	(88)
Total other expense	$(1,713)	$(3,691)	$1,978

The Company had no borrowings outstanding under its line of credit and $28.9 million of Notes outstanding at June 30, 2009.   We will continue to have 5.75% interest expense plus the amortization of the remaining $164 thousand of deferred debt issuance costs related to the Notes until the Notes mature on December 1, 2009.  Other ongoing interest expense will depend on future borrowings.

Income Taxes.  Income tax expense for fiscal 2009 was $7.3 million, which is approximately 38.1% of income before income taxes, compared to $6.3 million, which was approximately 39.2% of our income before income taxes for fiscal 2008.  The increase in income tax expense is primarily attributable to the increase in income before income taxes in fiscal 2009.

Net Income.  Net income for fiscal 2009 increased to $11.9 million, or 4.8% of net sales, compared to net income of $9.7 million, or 3.9% of net sales, in fiscal 2008.

Fiscal Year Ended June 30, 2008 Compared to Fiscal Year Ended June 30, 2007

Net Sales.  Net sales for fiscal 2008 totaled $251.4 million compared to $236.6 million in fiscal 2007, an increase of $14.5 million, or 6.1%.  The following schedule provides the components of net sales.

		2008
	Catalog	Team Dealer	Total
		(In thousands)
Sporting goods equipment	$127,982	$21,366	$149,348
Soft goods	11,613	76,552	88,165
Freight	10,318	3,563	13,881
Net sales	$149,913	$101,481	$251,394

		2007
	Catalog	Team Dealer	Total
		(In thousands)
Sporting goods equipment	$119,450	$22,271	$141,721
Soft goods	11,696	70,684	82,380
Freight	9,614	3,140	12,754
Net sales	$140,760	$96,095	$236,855

Sporting goods equipment and soft goods sales increased 5.4% and 7.0%, respectively, for the year ended June 30, 2008 as compared to the fiscal year ended June 30, 2007.  Freight billed to customers increased 8.8% for the same period.  Catalog group sporting goods equipment net sales increased $8.5 million, or 7.1%, and team dealer sporting goods equipment net sales decreased $905 thousand, or 4.1%.  Catalog group soft goods net sales decreased $83 thousand, or 0.7%, and team dealer soft goods net sales increased $5.9 million, or 8.3%.

Gross Profit.  Gross profit for the year ended June 30, 2008 increased $7.5 million to $91.1 million, or 36.2% of net sales, compared with $83.6 million, or 35.3% of net sales, for the year ended June 30, 2007.  Sporting goods equipment and soft goods gross profit as a percentage of net sales increased 0.9% for the year ended June 30, 2008 compared to the year ended June 30, 2007.  Freight costs were $4.1 million and $4.1 million, respectively, in excess of freight revenues for the years ended June 30, 2008 and June 30, 2007.

 The components of cost of sales and gross profit as a percentage of net sales are as follows:

	For the Fiscal Years Ended June 30
	2008		2007
	Cost of Sales (thousands)	Gross Profit as % of Net Sales	Cost of Sales (thousands)	Gross Profit as % of Net Sales	Change in Gross Profit %
Sporting Goods Equipment	$84,519	43.4%	$80,558	43.2%	0.2%
Soft Goods	57,835	34.4%	55,868	32.2%	2.2%
Freight	17,961		16,869
Net Sales	$160,315	36.2%	$153,295	35.3%	0.9%

The acquisition and manufacturing costs of inventory, the cost of shipping and handling (freight costs) and any decrease in the value of inventory due to obsolescence or lower of cost or market adjustments are included in the determination of cost of sales.  Cost of sales for fiscal 2008 was $160.3 million, or 63.8% of net sales, compared to $153.3 million, or 64.7% of net sales in fiscal 2007.  Cost of sales for fiscal 2008 consisted of $138.0 million for the purchase price of our inventory sold, $18.0 million in outbound freight costs, $958 thousand for obsolete and damaged inventory and $3.3 million for labor and overhead costs associated with the products we manufacture.

Selling, General and Administrative Expense.  SG&A expenses for fiscal 2008 were $71.4 million, or 28.4% of net sales, compared with $70.9 million, or 29.9% of net sales, in fiscal 2007.  The $509 thousand increase in SG&A expenses was primarily attributable to the following:

•	Personnel-related expenses, including variable commission costs, increased $3.1 million to support sales growth.

The foregoing increase was partially offset by the following decreases:

•
Advertising and catalog production expenses decreased $1.1 million due to fewer catalogs produced and mailed as a result of combining Old SSG’s and the Company’s customer lists and reducing the number of duplicate mailings.

•
Sales, use and general business tax expense decreased $608 thousand primarily due to incorrect collections and remittances of sales taxes in 2007.  During fiscal 2007, the Company incurred expenses related to the collection and remittance of sales taxes in various states.  The Company failed to appropriately collect and remit the appropriate sales tax and therefore became liable for the sales tax remittances.  Refer to Note 2 - Summary of Significant Accounting Policies, Staff Accounting Bulletin 108.

•
Legal and accounting fees decreased $555 thousand primarily due to the Company qualifying for a smaller reporting company status during fiscal 2008, resulting in the fact that we were not required to include an auditor attestation report on our internal control over financial reporting in our fiscal 2008 Form 10-K under temporary rules of the SEC.

Operating Profit.  Operating profit for fiscal 2008 increased to $19.7 million, or 7.8% of net sales, compared to operating profit of $12.7 million, or 5.4% of net sales, in fiscal 2007.  The increase in operating profit and operating profit as a percentage of sales in fiscal 2008 reflects higher sales volume and improved gross profit percentage, partially offset by higher SG&A expenses.

Interest Expense. Interest expense for fiscal 2008 decreased to $4.1 million, compared to $6.0 million in fiscal 2007.  The $1.9 million decrease in interest expense is attributable to reduced borrowings under the Company’s revolving credit facility.  The Company had no borrowings outstanding under its revolving credit facility at June 30, 2008.

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

Liquidity and Capital Resources

Liquidity

The following table summarizes our ending cash and cash equivalents and the results of our consolidated statements of cash flows for the past three fiscal years:

	June 30, 2009	June 30, 2008	June 30, 2007
	(thousands)
Cash and cash equivalents	$10,743	$20,531	$5,670
Net cash flow provided by (used in):
Operating activities	$11,850	$22,884	$18,887
Investing activities	(1,162)	(1,723)	(27,887)
Financing activities	(20,476)	(6,300)	10,591
Net increase (decrease) in cash and cash equivalents	$(9,788)	$14,861	$1,591

The $9.8 million decrease in cash and cash equivalents for fiscal 2009, compared to fiscal 2008, was primarily attributable to the combination of $11.9 million cash provided by operating activities minus $19.7 million cash used to repurchase Notes, and the payment of $1.2 million of dividends.

The $14.9 million increase in cash and cash equivalents for fiscal 2008, compared to fiscal 2007, was primarily attributable to improved operating results, net income over the prior comparable period, and the Company’s private sale of 1,830,000 shares of its common stock to CBT Holdings, LLC for $18.3 million on July 30, 2007.  The Company used the proceeds from this private placement for the prepayment of outstanding indebtedness under its credit facility.

Operating Activities. Net cash flows from operating activities was $11.9 million, $22.9 million and $18.9 million for the years ended June 30, 2009, 2008 and 2007, respectively.  Changes in cash flows from operating activities are primarily due to net income generated, non-cash charges related to depreciation, amortization, stock-based compensation and taxes, and increases and decreases in working capital.

Increases in operating cash flows during fiscal 2009 were attributable to:

•	net income of $11.9 million, an increase of $2.2 million, which was primarily attributable to decreased SG&A costs and the gain on early retirement of Notes;

•	$2.8 million of depreciation and amortization;

•	a $2.5 million decrease in inventories, due to the management of inventories to lower levels;

•
$1.2 million in amortization of debt issuance costs.  This was partially the result of the accelerated write-off of deferred debt issuance costs related to the early retirement of Notes and the early termination of the Revolving Facility – see Note 9; and

•	a $1.0 million decrease in accounts receivable. This was the result of a concentrated effort to reduce days sales outstanding and improve collection of past due amounts.

These increases in operating cash flows during fiscal 2009 were partially offset by the following decreases:

•	a $1.4 million non-cash gain on the early retirement of Notes; and

•
a $5.7 million decrease in accounts payable and accrued liabilities.  This was primarily the result of lower SG&A costs, settlement of a tax assessment for unpaid sales and use taxes and the related reduction of a previously established accrual by $870 thousand, and lower inventory purchases.

Increases in operating cash flows during fiscal 2008 were attributable to:

•
net income of $9.7 million which was attributable to increased sales for both the team dealer and catalog groups, increased gross profit resulting from a shift toward a more profitable product mix by our road sales professionals through greater sales of the Company’s proprietary products, improvements in manufacturing efficiencies, a 90 basis point improvement in overall gross profit percentage, and improved management of the Company’s SG&A expenses;

•	an increase in accounts payable of $5.0 million which was attributable to improved management of the Company’s financial resources; and

•	a decrease in prepaid income taxes of $3.9 million which was primarily attributable to $1.8 million in taxes refunded.

These increases in operating cash flows during fiscal 2008 were partially offset by an increase in accounts receivable of $3.9 million and an increase in inventories of $4.1 million.  The increase in accounts receivable was primarily the result of increased sales and the increase in inventory was primarily the result of carrying larger inventory levels to support increasing revenues.

Increases in operating cash flows during fiscal 2007 were attributable to:

•
a decrease in inventories of $4.9 million which was attributable to an increase in net sales, improved inventory management in our catalog operations, and consolidations of inventories and manufacturing operations;

•	a decrease in prepaid expenses and other current assets of $819 thousand due primarily to a reduction in advertising expenses and the production of fewer catalogs to be mailed in future periods;

•	an increase in accrued liabilities of $2.5 million due primarily to increases in accrued sales tax payable and accrued wages payable;

•	an increase in accounts payable of $1.4 million which was due primarily to increased sales and improved vendor and cash management; and

•	a decrease in deferred taxes of $2.5 million which was due primarily to the utilization of net operating loss carry forwards.

These increases in operating cash flows during fiscal 2007 were partially offset by an increase in accounts receivable of $1.2 million and an increase in prepaid income taxes of $1.6 million.  The increase in accounts receivable was primarily attributable to increased net sales.  The increase in prepaid income taxes was primarily the result of current year tax benefits realized by completing the acquisition of Old SSG.

Investing Activities.  Net cash used in investing activities during fiscal 2009, 2008 and 2007 was $1.2 million, $1.7 million and $27.9 million, respectively.  Purchases of property and equipment during fiscal 2009, 2008 and 2007 were $853 thousand, $1.7 million and $3.0 million, respectively, and consisted primarily of computer equipment and software.  Although the Company continued to incur expenditures related to the integration of its catalog operations to a single IT platform during fiscal 2008, the Company substantially completed the integration project on June 30, 2007.  During fiscal 2007, the Company used approximately $24.9 million to complete its acquisition of the 26.8% of the capital stock of Old SSG that it did not already own.

Financing Activities.  Net cash used in financing activities during fiscal 2009 and 2008 was $20.5 million and $6.3 million, respectively, and net cash provided by financing activities during fiscal 2007 was $10.6 million.  The net decrease in cash used in financing activities during fiscal 2009 was primarily due to the $19.7 million used for the early retirement of Notes.  Cash used in financing activities in fiscal 2008 was primarily the net of the $19.5 million received in the sale of common stock and the $25.8 million used for repayments of notes payable and the payoff of our line of credit.  In 2007, we increased our line of credit debt by approximately $10.5 million as a result of completing the acquisition of Old SSG.

Current assets as of June 30, 2009 were approximately $84.6 million and current liabilities were approximately $56.9 million, thereby providing the Company with working capital of approximately $27.7 million.  Included in June 30, 2009 current liabilities is the remaining $28.9 million balance of the Notes, due December 1, 2009.  Current assets as of June 30, 2008 were approximately $96.0 million and current liabilities were approximately $34.4 million, thereby providing the Company with working capital of approximately $61.6 million.  The primary reason for the decrease in working capital in fiscal 2009 is the classification of the $28.9 million balance of the Notes as current liabilities at June 30, 2009 as compared to the Notes being included in Notes Payable and Other Long-Term Debt at June 30, 2008.

Capital Resources

During the fiscal quarter ended December 31, 2004, we sold $50.0 million principal amount of Notes.  The Notes were sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.  The issuance of the Notes resulted in aggregate proceeds of $46.6 million to the Company, net of issuance costs.

The Notes are governed by the Indenture, dated as of November 26, 2004, between the Company and The Bank of New York Trust Company N.A., as trustee (the “Indenture”).  The Indenture provides, among other things, that the Notes will bear interest of 5.75% per year, payable semi-annually, and will be convertible at the option of the holder of the Notes into the Company’s common stock at a conversion rate of 68.2594 shares per $1 thousand principal amount of Notes, subject to certain adjustments.  This is equivalent to a conversion price of approximately $14.65 per share. The Company may redeem the Notes, in whole or in part, at the redemption price, which is 100% of the principal amount, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the redemption date only if the closing price of the Company’s common stock exceeds 150% of the conversion price for at least 20 trading days in any consecutive 30-day trading period.  Upon the occurrence of a change in control of the Company, holders may require the Company to purchase all or a portion of the Notes in cash at a price equal to 100% of the principal amount of Notes to be repurchased, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the repurchase date, plus the make whole premium, if applicable.

Under the terms of a registration rights agreement the Company entered into with the holders of the Notes, the Company was required to file a registration statement on Form S-3 with the SEC for the registration of the Notes and the shares issuable upon conversion of the Notes.  On February 28, 2006, the SEC declared the registration statement effective.

During the year ended June 30, 2009, the Company used cash on hand and proceeds from the Revolving Facility to repurchase approximately $21.1 million of the Notes.  The Notes were repurchased in private transactions, as described below.  The retired Notes were repurchased at a discounted price of approximately 93.2% of face value and resulted in a non-cash, pre-tax gain on early retirement of debt of approximately $1.4 million.  The Notes are due December 1, 2009.  This maturity date requires the $28.9 million balance of outstanding Notes to be classified as a current liability on the Company’s June 30, 2009 consolidated balance sheet.  The Notes were included in Notes Payable and Other Long-Term Debt on the Company’s June 30, 2008 consolidated balance sheet.

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

On February 9, 2009, the Company terminated the Revolving Facility and entered into a Credit Agreement with Bank of America, N.A., as administrative agent, swing line lender, letter of credit issuer, sole lead arranger and sole book manager (the “New Credit Agreement”).  The New Credit Agreement establishes a commitment to provide the Company with a $40 million secured revolving credit facility through February 8, 2012.  The facility provided under the New Credit Agreement may be expanded through the exercise of an accordion feature to $60 million, subject to certain conditions set forth in the New Credit Agreement.  Borrowings under the New Credit Agreement may be limited to a borrowing base equal to 85% of the Company’s eligible accounts receivable plus 60% of the Company’s eligible inventories, but only if the Company’s Quick Ratio (as defined in the New Credit Agreement) is less than 1.00 to 1.00.  Borrowings are subject to certain conditions including that there has not been a material adverse effect on the Company’s operations.

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

The New Credit Agreement allows the Company to refinance the Notes with borrowings under the facility at or prior to maturity and to purchase up to $5,000,000 of its common stock, each provided certain conditions are met.  The Notes mature on December 1, 2009.  In the absence of the Notes converting into shares of the Company’s common stock, it is the Company’s intent to pay off as much of the debt as possible with cash flows from operations and refinance the remaining balance under the New Credit Agreement.

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

A commitment fee of 0.125% was due upon closing of the New Credit Agreement.  There is no agency fee under the New Credit Agreement until a second lender becomes a party to the New Credit Agreement, at which point a $30,000 annual agency fee would be payable.

On June 19, 2009, the Company entered into Amendment No. 1 to the New Credit Agreement, which permits the Company to make acquisitions, up to $2.0 million in the aggregate and subject to certain conditions, prior to the maturity of the Notes.

On July 30, 2009, the Company entered into Amendment No. 2 to the New Credit Agreement, which permits the Company to make acquisitions, up to $5.0 million in the aggregate and subject to certain conditions, prior to the maturity of the Notes.

At June 30, 2009, the Company had $0 outstanding under the New Credit Agreement, thereby leaving the Company with $40 million of availability under the terms of the New Credit Agreement.  At June 30, 2009, the Company was in compliance with all of its financial covenants under the New Credit Agreement.

On July 30, 2007, the Company privately sold 1,830,000 shares of its common stock to CBT Holdings for $18.3 million. The Company used the proceeds from the private placement for the prepayment of outstanding indebtedness under its line of credit and the payment of out-of-pocket costs and expenses incurred in connection with the private placement.

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

In addition, for so long as CBT Holdings owns not less than 600,000 of the shares, it will have certain rights with respect to access to Company management, the ability to designate a representative who is reasonably acceptable to the Company to attend in a non-voting, observer capacity, the meetings of the Company’s Board of Directors and its committees, and the ability to require the Company’s Board of Directors nominate a designee chosen by CBT Holdings and who is otherwise reasonably acceptable to the Company and further recommend to the Company’s stockholders the election of such nominee to the Company’s Board of Directors.

On July 26, 2004, the Company issued promissory notes to the former stockholders of Dixie in the aggregate amount of $500 thousand.  Payments of principal are paid monthly and interest accrues at the rate of 4% per annum on any past due principal amount of the notes.  The notes mature on July 31, 2009.  Principal payments made in fiscal year 2009 were $99 thousand and the remaining principal payments of $8 thousand are due in July 2009.

Long-Term Financial Obligations and Other Commercial Commitments

The following table summarizes the outstanding borrowings and long-term contractual obligations of the Company at June 30, 2009, and the effects such obligations are expected to have on liquidity and cash flows in future periods.

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
	(dollars in thousands)
Long-term debt, including current portion	$28,892	$28,892	$--	$--	$--
Operating leases	5,827	3,003	2,810	14	--
Interest expense on long-term debt	831	831	--	--	--
Total contractual cash obligations	$35,550	$32,726	$2,810	$14	$--

Purchase Commitments.  The Company currently has no purchase commitments other than purchase orders issued in the ordinary course of business.

Long-Term Debt and Advances Under Credit Facilities.  As of June 30, 2009, we had $28.9 million in Notes outstanding.  We maintain the New Credit Agreement with Bank of America, N.A.  Outstanding advances under the New Credit Agreement totaled $0 as of June 30, 2009.   Promissory notes to former stockholders of Dixie and other long-term obligations were approximately $8 thousand as of June 30, 2009.

We believe the Company’s borrowings under the New Credit Agreement, cash on hand and cash flows from operations will satisfy its respective short-term and long-term liquidity requirements.  The Notes mature December 1, 2009.  In the absence of these notes converting into shares of the Company’s common stock, it is our intent to pay off as much of the debt as possible with cash flows from operations and refinance the remaining balance under the New Credit Agreement, which matures in February 2012.  Interest rates under the New Credit Agreement are currently lower than the 5.75% interest rate on the Notes.

The Company may experience periods of higher borrowings under the Amended Credit Agreement due to the seasonal nature of its business cycle.  If the Company refinances the Notes and was to actively seek expansion through future acquisitions and/or joint ventures, then the success of such efforts may require additional bank debt, or public or private sales of debt or equity securities.  While neither the conversion nor refinancing of the Notes would have a material impact on our operations, the conversion of the Notes into shares of the Company’s common stock would lower our leverage and increase the number of outstanding shares of our common stock.

Operating Leases.  We lease property and equipment, manufacturing and warehouse facilities, and office space under non-cancellable leases.  Certain of these leases obligate us to pay taxes, maintenance and repair costs.  At June 30, 2009, the total future minimum lease payments under various operating leases we are a party to totaled approximately $5.8 million and are payable through fiscal 2013.

Off-Balance Sheet Arrangements.  We do not utilize off-balance sheet financing arrangements.

Subsequent Events

On July 27, 2009, the Company purchased certain team sports assets of Har-Bell Athletic Goods located in Missouri.  The consideration paid for this purchase was not material.  This purchase expanded our road sales force in Missouri.

On July 30, 2009, the Company entered into Amendment No. 2 to the New Credit Agreement, which permits the Company to make acquisitions, up to $5.0 million in the aggregate, and subject to certain other conditions, prior to the maturity of the Notes.

 We evaluated our June 30, 2009 consolidated financial statements for subsequent events through August 28, 2009.  We are not aware of any subsequent events that would require recognition or disclosure, other than disclosed in Note 17.

Recent Accounting Pronouncements

See Note 2 in Notes to Consolidated Financial Statements.

Risk Factors Affecting Sport Supply Group’s Business and Prospects

There are numerous risk factors that affect our business and the results of our operations.  These risk factors include general economic and business conditions; the level of demand for our products and services; the level and intensity of competition in the sporting goods industry; our ability to timely and effectively manage the introduction of new products and the market’s acceptance of those products; our ability to develop new and enhance our existing relationships with customers and suppliers;  and our ability to effectively manage our growth.  For a discussion of these and other risk factors affecting Sport Supply Group’s business and prospects, see “Item 1A – Risk Factors.”

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

Discussed below are several critical accounting policies that require the use of judgment and estimates that may materially affect the consolidated financial statements.  The estimates described below are reviewed from time to time and are subject to change if the circumstances so indicate.  The effect of any such change is reflected in results of operations for the period in which the change is made.

Inventories.  We adjust the value of our inventories to lower of cost or market, which includes write-downs for slow-moving or obsolete inventories.  Factors included in determining which inventories are slow-moving or obsolete include current and anticipated demand or customer preferences, merchandise aging, seasonal trends and decisions to discontinue certain products. Because most of our products have an extended life, we have not historically experienced significant occurrences of obsolescence.  Inventory write-downs are recorded as a percentage of product revenues and evaluated at least quarterly based on the above factors.  We perform physical inventories at least once per year and cycle count the majority of inventories at our distribution centers at least once each six months.  Slow moving inventories and shrinkage can be impacted by internal factors such as the level of employee training and loss prevention, and external factors such as the health of the overall economy and customer demand.  Because valuing our inventories at the lower of cost or market requires significant management judgment, we believe the accounting estimate related to our inventories is a “critical accounting estimate.”  Management of the Company has discussed this critical accounting estimate with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed the Company’s disclosure relating to this estimate in this Annual Report on Form 10-K.

Inventory adjustments for lower of cost or market provisions totaled $822 thousand and $958 thousand for the fiscal years ended June 30, 2009 and 2008, respectively.

A 10% change in our inventory write-downs for the year ended June 30, 2009 would result in a change in inventories of approximately $82 thousand and a change in pre-tax earnings by the same amount.  Our adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual results if future economic conditions, consumer demand and competitive environments differ from our expectations. At this time, we do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions we use to determine our lower of cost or market inventory adjustments.

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

Our allowance for doubtful accounts was approximately $1.5 million and $1.3 million as of June 30, 2009 and 2008, respectively, representing approximately 4.3% and 3.7%, respectively, of our accounts receivable.  Accounts receivable days sales outstanding calculated on a twelve-month average was 49 and 51 days at June 30, 2009 and 2008, respectively.

A 10% change in our allowance for doubtful accounts at June 30, 2009 would result in a change in reserves of approximately $150 thousand and a change in pre-tax earnings by the same amount.  Our reserves are estimates, which could vary significantly, either favorably or unfavorably, from actual results if future economic conditions or customer payment patterns differ from our expectations.  At this time, we do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions we use to calculate our allowance for doubtful accounts.

Goodwill and Intangible Assets.  We review amortizable intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). If such a review should indicate the carrying amount of amortizable intangible assets is not recoverable, the Company reduces the carrying amount of such assets to fair value. The Company reviews non-amortizable intangible assets for impairment annually as of March 31, or more frequently if circumstances dictate, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”). No impairment of intangible assets was required for the years ended June 30, 2009, 2008 or 2007.

Goodwill represents the excess of the purchase price paid and liabilities assumed over the estimated fair market value of assets acquired and identifiable intangible assets.  Goodwill is tested for impairment annually as of March 31, or when there is a triggering event, in accordance with SFAS No. 142.  Based on the annual impairment tests performed as of March 31st, there was no impairment indicated for the years ended June 30, 2009, 2008 or 2007.

Impairment of Long-Lived Assets.  The Company periodically evaluates the carrying value of depreciable and amortizable long-lived assets whenever events or changes in circumstances indicate the carrying amount may not be fully recoverable.  If the total of the expected future undiscounted cash flows is less than the carrying amount of the assets, a loss is recognized if the carrying value of the assets exceeds their fair value, which is determined based on quoted market prices in active markets, if available, prices of other similar assets, or other valuation techniques.  There were no impairment charges recorded by the Company for the fiscal years ended June 30, 2009, 2008 or 2007.

Accounting for Business Combinations.  Whenever we acquire a business, significant estimates are required to complete the accounting for the transaction.  We hire independent valuation experts familiar with purchase accounting issues and we work with them to ensure all identifiable intangibles are properly identified and assigned appropriate values.  Because estimating the fair value of certain assets acquired requires significant management judgment and our use of different estimates than we reasonably could have used would have an impact on our reported assets, we believe the accounting estimates related to purchase accounting are “critical accounting estimates.”  Management of the Company has discussed these critical accounting estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed the Company’s disclosure relating to these estimates in this Annual Report on Form 10-K.

Impact of Inflation and Changing Prices

The inflation rate, as measured by the United States Consumer Price Index, has been relatively low in the last few years and, therefore, pricing decisions by Sport Supply Group have largely been influenced by competitive market conditions and commodity prices that impact the cost of its products.  Increases in shipping costs also impact product costs as well as determining freight rates billed to customers.  Depreciation expense is based on the historical cost to Sport Supply Group of its fixed assets and, therefore, is considerably less than it would be if it were based on current replacement cost.  While buildings, machinery and equipment acquired in prior years will ultimately have to be replaced at significantly higher prices, it is expected this will be a gradual process over many years.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rates

Changes in interest rates would affect the fair value of our fixed rate debt instruments but would not have an impact on our earnings or cash flow. At June 30, 2009, we had $28.9 million of fixed rate debt instruments outstanding and no variable rate debt outstanding.  Our revolving credit facility carries a variable interest rate.  Should we incur borrowings under our revolving credit facility, a fluctuation of 100 basis points in interest rates, which are tied to LIBOR, would affect our pretax earnings and cash flows by $10 thousand for each $1.0 million outstanding for 12 months, but would not affect the fair value of the variable rate debt.

At June 30, 2009, up to $40 million of variable rate borrowings were available under our revolving credit facility.  We may use derivative financial instruments, where appropriate, to manage our interest rate risk.  However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes.  At June 30, 2009, Sport Supply Group had no such derivative financial instruments outstanding.

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

We have audited the accompanying consolidated balance sheets of Sport Supply Group, Inc. (a Delaware corporation) and Subsidiaries as of June 30, 2009 and 2008, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sport Supply Group, Inc. and Subsidiaries as of June 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company recorded a cumulative effect adjustment as of July 1, 2006, in connection with the adoption of SEC Staff Accounting Bulletin No. 108, “Considering the Effect of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”

/s/Grant Thornton LLP

Dallas, Texas
August 28, 2009

SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
	2009	2008
	(In thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,743	$20,531
Accounts receivable, net of allowance for doubtful accounts of
$1,457 and $1,320, respectively	32,276	34,060
Inventories	33,872	36,318
Current portion of deferred income taxes	4,040	3,866
Prepaid income taxes	1,828	--
Prepaid expenses and other current assets	1,821	1,203
Total current assets	84,580	95,978
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $9,128 and $7,576, respectively	8,504	9,715
DEFERRED DEBT ISSUANCE COSTS, net of accumulated amortization of $1,823 and $2,978, respectively	291	1,389
INTANGIBLE ASSETS, net of accumulated amortization of $5,195 and $4,431, respectively	6,226	6,972
GOODWILL	53,426	53,543
OTHER ASSETS, net	76	98
Total assets	$153,103	$167,695

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$20,132	$21,183
Accrued liabilities	7,462	11,842
Dividends payable	311	309
Accrued interest	140	240
Current portion of long-term debt	28,892	108
Income taxes payable	--	677
Total current liabilities	56,937	34,359
DEFERRED INCOME TAX LIABILITIES	4,331	4,014
NOTES PAYABLE AND OTHER LONG-TERM DEBT	--	50,036
Total liabilities	61,268	88,409
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; no shares issued	--	--
Common stock, $0.01 par value, 50,000,000 shares authorized;
12,490,756 and 12,465,986 shares issued and 12,386,830 and 12,362,060 shares outstanding, respectively	125	125
Additional paid-in capital	66,526	64,648
Retained earnings	25,987	15,316
Treasury stock at cost, 103,926 and 103,926 shares, respectively	(803)	(803)
Total stockholders' equity	91,835	79,286

Total liabilities and stockholders' equity	$153,103	$167,695

The accompanying notes are an integral part of these consolidated financial statements.

SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the fiscal years ended June 30,
	2009	2008	2007
	(In thousands, except share and per share amounts)
Net sales	$250,227	$251,394	$236,855
Cost of sales	160,551	160,315	153,295

Gross profit	89,676	91,079	83,560

Selling, general and administrative expenses	68,703	71,379	70,870

Operating profit	20,973	19,700	12,690

Other income (expense):
Interest income	132	290	191
Interest expense	(3,324)	(4,105)	(6,002)
Gain on early retirement of Notes	1,443	--	--
Other income	36	124	146

Total other expense	(1,713)	(3,691)	(5,665)

Income before minority interest in income of consolidated subsidiary and income taxes	19,260	16,009	7,025

Income tax provision	7,344	6,276	2,634
Minority interest in income of consolidated subsidiary, net of tax	--	--	531

Net income	$11,916	$9,733	$3,860

Weighted average number of shares outstanding:
Basic	12,383,129	12,122,765	10,235,308
Diluted	14,830,714	15,656,672	10,373,907

Net income per common share – basic	$0.96	$0.80	$0.38
Net income per common share – diluted	$0.86	$0.76	$0.37

Dividends declared per common share	$0.10	$0.10	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the fiscal years ended June 30, 2009, 2008 and 2007

	COMMON STOCK		ADDITIONAL PAID-IN	RETAINED	TREASURY STOCK
	SHARES	AMOUNT	CAPITAL	EARNINGS	SHARES	AMOUNT	TOTAL
	(In thousands, except share amounts)
Balances at June 30, 2006	10,315,186	$103	$43,162	$4,626	86,026	$(657)	$47,234
SAB No. 108 cumulative effect adjustment (Note 2)	--	$--	$--	$(646)	--	$--	$(646)
Adjusted balances at July 1, 2006	10,315,186	103	43,162	3,980	86,026	(657)	46,588
Issuance of stock for cash	125,400	1	607	--	--	--	608
Dividends	--	--	--	(1,027)	--	--	(1,027)
Tax benefit related to the exercise of stock options	--	--	507		--	--	507
Net income	--	--	--	3,860	--	--	3,860
Balances at June 30, 2007	10,440,586	$104	$44,276	$6,813	86,026	$(657)	$50,536
Issuance of stock for cash, net of offering costs of $200	2,025,400	21	19,499	--	--	--	19,520
Treasury stock purchases	--	--	--	--	17,900	(146)	(146)
Stock based compensation	--	--	494	--	--	--	494
Dividends	--	--	--	(1,230)	--	--	(1,230)
Tax benefit related to the exercise of stock options	--	--	379	--	--	--	379
Net income	--	--	--	9,733	--	--	9,733
Balances at June 30, 2008	12,465,986	$125	$64,648	$15,316	103,926	$(803)	$79,286
Issuance of stock for cash	24,770	--	229	--	--	--	229
Stock based compensation	--	--	1,156	--	--	--	1,156
Dividends	--	--	--	(1,245)	--	--	(1,245)
Tax benefit related to the exercise of stock options	--	--	493	--	--	--	493
Net income	--	--	--	11,916	--	--	11,916
Balances at June 30, 2009	12,490,756	$125	$66,526	$25,987	103,926	$(803)	$91,835

The accompanying notes are an integral part of this consolidated financial statement.

SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2009	2008	2007
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,916	$9,733	$3,860
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Provision for uncollectible accounts receivable	851	1,028	1,099
Depreciation and amortization expense	2,799	3,738	3,479
Amortization of deferred debt issuance costs	1,244	943	959
Loss on disposition of property and equipment	11	--	--
Deferred income tax expense	605	4,362	2,542
Stock-based compensation expense	1,156	494	--
Gain on early retirement of long term debt	(1,443)	--	--
Minority interest in consolidated subsidiary	--	--	531
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable	1,042	(3,934)	(1,249)
Inventories	2,512	(4,077)	4,944
Prepaid income taxes and income taxes payable	(2,505)	3,885	(1,601)
Prepaid expenses and other current assets	(618)	177	819
Other assets, net	22	46	(313)
Accounts payable	(1,051)	5,016	1,365
Accrued liabilities and accrued interest	(4,691)	1,473	2,452

Net cash provided by operating activities	11,850	22,884	18,887

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(853)	(1,723)	(2,980)
Cash used in business acquisitions	(309)	--	(24,907)
Net cash used in investing activities	(1,162)	(1,723)	(27,887)

CASH FLOWS FROM FINANCING ACTIVITIES:
Early retirement of long term debt	(19,701)	--	--
Deferred debt issuance cost	(146)	(23)	--
Proceeds from bank line of credit	37,123	1,015	34,935
Payments on notes payable and line of credit	(37,231)	(25,865)	(24,435)
Cash paid for treasury shares	--	(146)	--
Payment of dividends	(1,243)	(1,180)	(1,024)
Tax benefit related to the exercise of stock options	493	379	507
Proceeds from issuance of common stock	229	19,520	608
Net cash provided by (used in) financing activities	(20,476)	(6,300)	10,591

Net change in cash and cash equivalents	(9,788)	14,861	1,591
Cash and cash equivalents, beginning of year	20,531	5,670	4,079
Cash and cash equivalents, end of year	$10,743	$20,531	$5,670
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2,137	$3,181	$5,041
Cash paid (refunded) for income taxes	$8,983	$(1,752)	$1,378

The accompanying notes are an integral part of these consolidated financial statements.

SUPPLY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009, 2008 and 2007

1.  General:

Sport Supply Group, Inc. (“Sport Supply Group,” f.k.a. Collegiate Pacific Inc.) was incorporated on April 10, 1997 and commenced business in February 1998.  Sport Supply Group is a Delaware corporation and is a marketer, manufacturer and distributor of sporting goods equipment, physical education, recreational and leisure products (“sporting goods equipment”) and a marketer and distributor of soft good athletic apparel and footwear products (“soft goods”), primarily to the institutional market in the United States.  The institutional sporting goods market generally consists of youth sports programs, YMCAs, YWCAs, park and recreational organizations, schools, colleges, churches, government agencies, athletic teams and athletic clubs.  Sport Supply Group sells sporting goods equipment and soft goods directly to the institutional end-user customers (such as schools, park and recreation departments and teams) and to resellers (such as sporting goods dealers and other cataloguers that service this same market).  Sport Supply Group offers its products directly to its customers primarily through the distribution of its unique, informative catalogs and flyers, its strategically located road sales professionals, its telemarketers, various sales events and the Internet.

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

Cash and Cash Equivalents.  The Company includes as cash and cash equivalents all investments with maturities of three months or less at the date of purchase.  From time to time, the Company invests in short-term cash equivalent instruments at commercial banking institutions in excess of federally insured limits.

Financial Instruments and Credit Risk Concentrations.  Financial instruments, which are potentially subject to concentrations of credit risk, consist principally of cash and cash equivalents, accounts receivable, accounts payable and long-term debt.  The Company places cash deposits with high credit, quality financial institutions to minimize risk.  Accounts receivable are unsecured.  The carrying value of these financial instruments approximates their fair value due to their short-term nature or their index being tied to market rates. The fair value of the Company’s 5.75% Convertible Senior Subordinated Notes due December 1, 2009 (the “Notes”) was equal to the carrying value of the Notes at June 30, 2009, due to their short-term nature, and $2.9 million less than the carrying value of such debt at June 30, 2008.

Accounts Receivable.  The Company’s accounts receivable are due primarily from customers in the institutional and sporting goods dealer market.  Credit is extended based on evaluation of each customer’s financial condition and, generally, collateral is not required.  Accounts receivable generally are due within 30 days and are stated in amounts due from customers net of an allowance for doubtful accounts.  Accounts outstanding longer than contractual payment terms are considered past due.  The Company records allowances by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole.  The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance in the period the payment is received.  The Company believes the accounting estimate related to the allowance for doubtful accounts is a critical accounting estimate, which could vary significantly, either favorably or unfavorably, from actual experience.

Changes in the Company’s allowance for doubtful accounts for the fiscal years ended June 30, 2009 and 2008 are as follows:

	2009	2008
	(In thousands)
Balance at beginning of period	$1,320	$1,296
Provision for uncollectible accounts receivable	851	1,028
Accounts written off, net of recoveries	(714)	(1,004)
Balance at end of period	$1,457	$1,320

The Company prefers to invoice customers when the customer’s order is completed.  A customer’s partially shipped order is an unbilled accounts receivable until the order is completed.  The Company includes these unbilled receivables in accounts receivable on its consolidated balance sheet.  Included in accounts receivable is $5.7 million and $5.9 million of unbilled receivables at June 30, 2009 and June 30, 2008, respectively.  The Company believes invoicing completed orders assists its customers in processing their accounts payable and remitting payments faster.

Inventories.  Inventories are valued at the lower of cost or market value.  Cost is determined using the average cost method for items manufactured by the Company and the weighted-average cost method for items purchased for resale.  The Company records adjustments to its inventories for estimated obsolescence or diminution in market value equal to the difference between the cost of inventory and the estimated market value, based on market conditions from time to time.  Factors included in determining which inventories are slow-moving or obsolete include current and anticipated demand or customer preferences, merchandise aging, seasonal trends and decisions to discontinue certain products.  Valuing inventories at the lower of cost or market requires significant management judgment.  The Company believes the accounting estimate related to valuing inventories at the lower of cost or market is a critical accounting estimate, which could vary significantly, either favorably or unfavorably, from actual experience if future economic conditions, levels of customer demand or competitive conditions differ from expectations.

Most of the Company’s products have an extended life and have not historically experienced significant occurrences of obsolescence.  Inventory write-downs are recorded as a percentage of product revenues and evaluated at least quarterly based on the above factors.  The Company performs physical inventories at least once per year and cycle counts the majority of inventories at its distribution centers at least once each six months.  Slow moving inventories and shrinkage can be impacted by internal factors such as the level of employee training and loss prevention, and external factors such as the health of the overall economy and customer demand.

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

Intangible Assets.  The Company has made significant acquisitions and as a result has acquired certain identifiable intangible assets in conjunction with those acquisitions.  Intangibles, such as license agreements, customer relationships, contractual backlog and non-compete covenants, with a definite life are amortized over 3 months to 10 years using the straight-line method, except customer relationships related to previous acquisitions, which are amortized on a double declining method over 10 years.

Trademarks represent amounts paid to acquire the rights to brand-specific products or categories of products with recognizable brands in certain sporting goods categories.  Trademarks with a definite life are amortized on a straight-line basis over 10 to 15 years.  Trademarks acquired as part of the Company’s acquisition of Sport Supply Group, Inc. (“Old SSG”) have an indefinite life and thus are not subject to periodic amortization.  Because some of the trademarks have an automatic 40-year renewal option, the Company has concluded the trademarks have an indefinite life.

The Company reviews amortizable intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). If such a review should indicate the carrying amount of amortizable intangible assets is not recoverable, the Company reduces the carrying amount of such assets to fair value. The Company reviews non-amortizable intangible assets for impairment at March 31 each year, or more frequently if circumstances dictate, in accordance with SFAS 144. No impairment of intangible assets was required for the years ended June 30, 2009, 2008 or 2007.

Goodwill.  Goodwill represents the excess of the purchase price paid and liabilities assumed over the estimated fair market value of assets acquired, including identifiable intangible assets.  Goodwill is tested for impairment annually at March 31, or when there is a triggering event, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”).  Based on the annual impairment tests performed at March 31 each year, there has been no impairment indicated for the years ended June 30, 2009, 2008 or 2007.

Impairment of Long-Lived Assets.  The Company periodically evaluates the carrying value of depreciable and amortizable long-lived assets whenever events or changes in circumstances indicate the carrying amount may not be fully recoverable.  If the total of the expected future undiscounted cash flows is less than the carrying amount of the assets, a loss is recognized in the amount the carrying value of the assets exceeds their fair value, which is determined based on quoted market prices in active markets, if available, prices of other similar assets, or other valuation techniques.  There were no impairment charges recorded by the Company for the years ended June 30, 2009, 2008 or 2007.

Revenue Recognition.  The Company recognizes revenue from product sales when title passes and the risks and rewards of ownership have passed to the customer.  Title passes generally upon shipment to or upon receipt by the customer, based on the terms of sale, except for sports equipment that requires installation and related services.  If installation or other post-shipment services are required, title passes upon the completion of all installation and related services and the acceptance of the installed product by the customer.  In the fiscal years ended June 30, 2009, 2008 and 2007, 1.6%, 1.8% and 1.0%, respectively, of the Company’s consolidated revenues were from the sale of sports equipment that required installation or other post-shipment services.  Sales taxes billed to customers are not included in revenues.

Shipping and Handling Costs and Fees.  Shipping and handling costs are included in cost of sales, while amounts billed to customers are included in net sales.

Advertising.  Advertising costs are included in selling, general and administrative expenses and are expensed as incurred.  Advertising expenses for the fiscal years ended June 30, 2009, 2008 and 2007 were approximately $7.3 million, $6.5 million and $7.6 million, respectively.  At June 30, 2009 and June 30, 2008, the Company had $625 thousand and $0, respectively, of prepaid catalog production costs included in prepaid expenses and other current assets on its consolidated balance sheet.  These costs were for catalogs that were printed and distributed in the subsequent fiscal year.

Stock-Based Compensation.  Effective July 1, 2005, the Company adopted the provisions of SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”) and selected the modified prospective method to initially report stock-based compensation amounts in the consolidated financial statements.  The Company is currently using the Black-Scholes pricing model to determine the fair value of all stock-based awards.  See Note 12.  Stock-based compensation expense in the amount of $1.2 million, $494 thousand and $0 is reflected in net income for fiscal 2009, 2008 and 2007, respectively.

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

Income Per Share.  Basic income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding.  Diluted income per share is computed based on the weighted average number of shares outstanding increased by the effect of stock-based awards and common stock underlying the Notes when dilutive.

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

Use of Estimates in Financial Statements.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Staff Accounting Bulletin 108 (“SAB 108”). In September 2006, the Staff of the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”).   SAB 108 requires registrants to use a combination of two approaches to evaluate the materiality of identified unadjusted errors: the “rollover” approach, which quantifies an error based on the amount of the error originating in the current year income statement, and the “iron curtain” approach, which quantifies an error based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year.  This method is referred to as the “dual approach.”  The Company adopted SAB 108 during fiscal 2007.

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

Recent Accounting Pronouncements:

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), Business Combinations (“SFAS 141R”). SFAS 141R significantly changes the accounting for business combinations. Under SFAS 141R, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R changes the accounting treatment for certain specific items, including:

•	Acquisition costs are generally expensed as incurred;

•	Non-controlling interests (currently referred to as “minority interests”) are valued at fair value at the acquisition date;

•	In-process research and development are recorded at fair value as an indefinite-lived intangible asset at the acquisition date;

•	Restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date; and

•	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally affect income tax expense.

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

•
If the acquisition-date fair value cannot be determined for an asset or liability arising from a contingency during the measurement period, the asset or liability must be recognized at the acquisition date if both of the following criteria are met using the guidance in FASB Statement 5, Accounting for Contingencies, and FASB Interpretation 14, Reasonable Estimation of the Amount of a Loss:

–	Information available before the end of the measurement period indicates that it is probable the asset existed or liability was incurred at the acquisition date.
–	The amount of the asset or liability can be reasonably estimated.

FSP FAS 141R-1 also replaces SFAS 141R’s subsequent accounting guidance for contingent assets and liabilities recognized at the acquisition date with a new requirement to develop a systematic and rational method to subsequently measure and account for assets and liabilities arising from contingencies. In addition, FSP FAS 141R-1 amends SFAS 141R’s disclosure requirements for contingencies.  FSP FAS 141R-1 is effective for business combinations with an acquisition date that is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  FSP FAS 141R-1’s amendments to SFAS 141R are effective when goodwill is tested for impairment under SFAS 142 during the Company’s fiscal year ending June 30, 2010.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142. This guidance applies prospectively to intangible assets acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for Company’s fiscal year beginning July 1, 2009. The Company does not believe the adoption of FSP 142-3 will have a significant effect on its consolidated financial position, results of operations or cash flows.

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

The effective date of APB 14-1 is for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, and does not permit earlier application. However, the transition guidance requires retrospective application to all periods presented and does not grandfather existing instruments. In November 2004, the Company issued $50 million in Notes that mature December 1, 2009. The Company does not believe the adoption of APB 14-1 will have a significant effect on its consolidated financial position, results of operations or cash flows.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 applies to the calculation of earnings per share for share-based payment awards with rights to dividends or dividend equivalents under SFAS No. 128, Earnings Per Share. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents will be considered participating securities and will be included in the computation of earnings per share pursuant to the two-class method. The effective date of FSP EITF 03-6-1 is for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those years. Early adoption is not permitted. Once effective, all prior period earnings per share data presented will be adjusted retrospectively.  The Company will adopt FSP EITF 03-6-1 on July 1, 2009.  The Company has concluded that FSP EITF 03-6-1 could have an impact on fiscal 2009 and 2010 earnings per share as reported in future periods.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 is effective prospectively for interim or annual reporting periods ending after June 15, 2009.  The Company evaluated its June 30, 2009 consolidated financial statements for subsequent events through August 28, 2009, the date the consolidated financial statements were issued.  The Company is not aware of any subsequent events that would require recognition or disclosure, other than disclosed in Note 17, in its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168. The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“SFAS 168”). The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental US GAAP. Rules and interpretive releases of the SEC under authority of the federal securities laws are also sources of authoritative US GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Codification is not expected to have a significant impact on the Company’s consolidated financial statements.

3.  Business Combinations:

On November 13, 2006, the Company announced the completion of its acquisition of the remaining 26.8% of the capital stock of Old SSG that it did not already own for approximately $24.9 million of cash plus $880 thousand in acquisition costs (the “Merger Transaction”).  Under the terms of the Merger Transaction, a wholly-owned subsidiary of the Company was merged with and into Old SSG, with Old SSG as the surviving corporation.  Each issued and outstanding share of Old SSG’s common stock was converted into the right to receive $8.80 in cash.  The Merger Transaction was accounted for using the purchase method of accounting.  The Company reviewed the factors considered in the valuation of the acquired assets at July 1, 2005, when the acquisition of Old SSG began, and determined no significant changes had occurred that would materially impact the valuation.  Accordingly, the acquired assets of Old SSG as valued at July 1, 2005 did not change significantly from July 1, 2005 to November 13, 2006.  This completion of the 100% acquisition of Old SSG increased goodwill by approximately $16.2 million and reduced minority interest by approximately $8.7 million.

On June 24, 2009, the Company purchased the assets of Webster’s Team Sports located in Florida.  On June 30, 2009, the Company acquired the rights to Doerner’s Team Sports Division located in Indiana.  These acquisitions, individually and in the aggregate, are not material per SFAS No. 141, Business Combinations.  These purchases expanded the Company’s road sales force in the respective geographic regions.

4.  Net Sales:

The Company’s net sales to external customers are attributable to sales of sporting goods equipment and soft goods, as well as freight, through the Company’s catalog and team dealer divisions.  The following table details the Company’s consolidated net sales by these product groups and divisions for the fiscal years ended June 30, 2009, 2008 and 2007:

		2009
	Catalog	Team Dealer	Total
		(In thousands)
Sporting goods equipment	$125,020	$26,918	$151,938
Soft goods	11,426	73,265	84,691
Freight	9,874	3,724	13,598
Net sales	$146,320	$103,907	$250,227

		2008
	Catalog	Team Dealer	Total
		(In thousands)
Sporting goods equipment	$127,982	$21,366	$149,348
Soft goods	11,613	76,552	88,165
Freight	10,318	3,563	13,881
Net sales	$149,913	$101,481	$251,394

		2007
	Catalog	Team Dealer	Total
		(In thousands)
Sporting goods equipment	$119,450	$22,271	$141,721
Soft goods	11,696	70,684	82,380
Freight	9,614	3,140	12,754
Net sales	$140,760	$96,095	$236,855

5.  Inventories:

Inventories at June 30, 2009 and 2008 consisted of the following:

	2009	2008
	(In thousands)
Raw materials	$1,898	$2,297
Work in progress	200	159
Finished goods	31,774	33,862
Inventories	$33,872	$36,318

6. Property and Equipment:

Property and equipment at June 30, 2009 and 2008 consisted of the following:

	Estimated
	Useful Lives
	(Years)	2009	2008
		(In thousands)
Office equipment	2 –10	$12,124	$11,574
Furniture and fixtures	2 –10	2,355	2,341
Warehouse and manufacturing equipment	3 – 20	1,470	1,677
Leasehold improvements	*	1,524	1,517
Vehicles	3-7	159	182
Total property and equipment		17,632	17,291
Less: accumulated depreciation		(9,128)	(7,576)
Property and equipment, net		$8,504	$9,715

* Shorter of useful life of related asset or lease term

Depreciation expense related to property and equipment totaled approximately $2.0 million, $2.7 million and $2.4 million during the fiscal years ended June 30, 2009, 2008 and 2007, respectively.

7.  Intangible Assets:

Intangible assets at June 30, 2009 and 2008 consisted of the following:

		2009			2008
	Asset Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:	(In thousands)
Trademarks	10-15	$361	$246	$115	$343	$222	$121
Non-compete agreements	10	3,200	1,280	1,920	3,200	960	2,240
Customer relationships	10	3,343	1,867	1,476	3,343	1,558	1,785
Contractual backlog	.25-.50	427	427	--	427	427	--
Customer database	3	660	660	--	660	660	--
Significant contracts	5	327	262	65	327	196	131
License agreements and other	3-10	493	453	40	493	408	85
Total amortizable intangible assets		$8,811	$5,195	$3,616	$8,793	$4,431	$4,362
Non-amortizable intangible assets:
Trademarks		$2,610	--	$2,610	$2,610	--	$2,610
Total non-amortizable intangible assets		$2,610	--	$2,610	$2,610	--	$2,610
Total intangible assets		$11,421	$5,195	$6,226	$11,403	$4,431	$6,972

Goodwill:	2009	2008
Balance at beginning of year	$53,543	$54,949
Acquisitions	345	--
Changes in deferred tax valuation allowance	(462)	(1,406)
Balance at end of year	$53,426	$53,543

Amortization expense related to intangible assets totaled approximately $764 thousand, $1.1 million and $1.1 million during the fiscal years ended June 30, 2009, 2008 and 2007, respectively.  The aggregate estimated amortization expense for intangible assets for each of the years ending June 30 is as follows:

Year Ending June 30,	(In thousands)
2010	$699
2011	620
2012	616
2013	603
2014	574
Thereafter	504
Total	$3,616

8.  Accrued Liabilities:

Accrued liabilities at June 30, 2009 and 2008 included the following:

	2009	2008
	(In thousands)
Accrued compensation and benefits	$2,639	$4,303
Customer deposits	893	1,403
Taxes other than income taxes	1,700	3,719
Gift certificates	689	603
Other	1,541	1,814
Total accrued liabilities	$7,462	$11,842

9.  Long-Term Debt and Line of Credit:

On November 26, 2004, the Company announced the completion of its sale of $40.0 million principal amount of Notes.  The Notes were sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.  Thomas Weisel Partners LLC (“Thomas Weisel”) was the initial purchaser of the Notes.  On December 3, 2004, the Company announced the completion of its sale of an additional $10.0 million principal amount of Notes pursuant to the exercise by Thomas Weisel of the option granted to it in connection with the initial offering of the Notes.  The issuance of the Notes resulted in aggregate proceeds of $46.6 million to the Company, net of issuance costs.  The Notes are due on December 1, 2009.

The Notes are governed by the Indenture, dated as of November 26, 2004, between the Company and The Bank of New York Trust Company N.A., as trustee (the “Indenture”).  The Indenture provides, among other things, that the Notes will bear interest of 5.75% per year, payable semi-annually, and will be convertible at the option of the holder of the Notes into the Company’s common stock at a conversion rate of 68.2594 shares per $1 thousand principal amount of Notes, subject to certain adjustments.  This is equivalent to a conversion price of approximately $14.65 per share. The Company may redeem the Notes, in whole or in part, at the redemption price, which is 100% of the principal amount, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the redemption date only if the closing price of the Company’s common stock exceeds 150% of the conversion price for at least 20 trading days in any consecutive 30-day trading period.  Upon the occurrence of a change in control of the Company, holders may require the Company to purchase all or a portion of the Notes in cash at a price equal to 100% of the principal amount of Notes to be repurchased, plus accrued and unpaid interest and additional interest, if any, to, but excluding, the repurchase date, plus the make whole premium, if applicable.

During the year ended June 30, 2009, the Company used cash on hand and proceeds from the Revolving Facility, as defined below, to retire $21.1 million of the Notes for approximately $19.7 million, resulting in a gain on the early retirement of Notes of approximately $1.4 million.

The $28.9 million balance of Notes outstanding is classified as a current liability on the Company’s June 30, 2009 consolidated balance sheet.  The Notes were included in Notes Payable and Other Long-Term Debt on the Company’s June 30, 2008 consolidated balance sheet.

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

The Company’s principal external source of liquidity is its Credit Agreement, dated as of February 9, 2009,  with Bank of America, N.A., as administrative agent, swing line lender, letter of credit issuer, sole lead arranger and sole book manager (the “New Credit Agreement”), which is collateralized by all of the assets of the Company and its wholly-owned subsidiaries.

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

On February 9, 2009, the Company terminated the Revolving Facility and entered into the New Credit Agreement.  The New Credit Agreement establishes a commitment to provide the Company with a $40 million secured revolving credit facility through February 8, 2012.  The facility provided under the New Credit Agreement may be expanded through the exercise of an accordion feature to $60 million, subject to certain conditions set forth in the New Credit Agreement.  Borrowings under the New Credit Agreement may be limited to a borrowing base equal to 85% of the Company’s eligible accounts receivable plus 60% of the Company’s eligible inventories, but only if the Company’s Quick Ratio (as defined in the New Credit Agreement) is less than 1.00 to 1.00.  Borrowings are subject to certain conditions, including that there has not been a material adverse effect on the Company’s operations.

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

The New Credit Agreement allows the Company to refinance the Notes with borrowings under the facility at or prior to maturity and to purchase up to $5,000,000 of its common stock, each provided certain conditions are met.  The Notes mature on December 1, 2009.  In the absence of the Notes converting into shares of the Company’s common stock, it is the Company’s intent to pay off as much of the debt as possible with cash flows from operations and refinance the remaining balance under the New Credit Agreement.

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

A commitment fee of 0.125% was due upon closing of the New Credit Agreement.  There is no agency fee under the New Credit Agreement until a second lender becomes a party to the New Credit Agreement, at which point a $30,000 annual agency fee would be payable.

On June 19, 2009, the Company entered into Amendment No. 1 to the New Credit Agreement, which permits the Company to make acquisitions, up to $2.0 million in the aggregate and subject to certain conditions, prior to the maturity of the Notes.

On July 30, 2009, the Company entered into Amendment No. 2 to the New Credit Agreement, which permits the Company to make acquisitions, up to $5.0 million in the aggregate and subject to certain conditions, prior to the maturity of the Notes.

At June 30, 2009, the Company had no borrowings outstanding under the New Credit Agreement, thereby leaving the Company with $40 million of availability under the terms of the New Credit Agreement.  At June 30, 2009, the Company was in compliance with all of its financial covenants under the New Credit Agreement.

On July 30, 2007, the Company privately sold 1,830,000 shares of its common stock to CBT Holdings, LLC (“CBT Holdings”) for $18.3 million.  The Company used the proceeds from the private placement for the prepayment of outstanding indebtedness under the Revolving Facility and the payment of out-of-pocket costs and expenses incurred in connection with the private placement.

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

On July 26, 2004, the Company issued promissory notes to the former stockholders of Dixie in the aggregate amount of $500 thousand.  Payments of principal are paid monthly and interest accrues at the rate of 4% per annum on any past due principal amount of the notes.  The notes mature on July 31, 2009.  Principal payments made in fiscal year 2009 were $99 thousand and the remaining principal payments of $8 thousand are due in July 2009.

Other debt at June 30, 2009 consisted of $36 thousand.  The Company had no long-term debt outstanding at June 30, 2009.

10.  Income Taxes:

Significant components of the Company’s net deferred income taxes are as follows:

	2009	2008
	(In thousands)
Deferred tax assets attributed to:
Accounts receivable	$545	$502
Inventories	2,015	2,026
Net operating loss carry-forwards	34	77
Accrued liabilities	457	351
Accrued state and local taxes	359	910
Other	630	--
Total deferred tax assets	4,040	3,866

Deferred tax liabilities attributed to:
Property and equipment	(1,958)	(2,112)
Intangible assets	(2,369)	(2,082)
Other	(4)	180
Total deferred tax liabilities	(4,331)	(4,014)

Net deferred taxes	$(291)	$(148)

Deferred tax assets and liabilities at June 30, 2009 and 2008 are as follows:

	2009	2008
	(In thousands)
Current deferred tax asset	$3,870	$3,870
Non-current deferred tax asset	170	208
Current deferred tax liability	(4)	(4)
Non-current deferred tax liability	(4,327)	(4,222)
Balance at end of period	$(291)	$(148)

The components of the income tax provision are as follows:

	2009	2008	2007
	(In thousands)
Federal
Current	$6,683	$1,742	$80
Deferred	114	3,443	2,276
State
Current	533	1,011	12
Deferred	14	80	266
Total provision for income taxes	$7,344	$6,276	$2,634

Following is a reconciliation of income taxes at the federal statutory rate to income tax provision for the years ended June 30, 2009, 2008 and 2007:

	2009	2008	2007
	(In thousands)
Tax expense at the federal statutory rate	$6,755	$5,443	$2,377
State income taxes, net of federal benefit	547	1,092	280
Other	42	(259)	(23)
Income tax provision	$7,344	$6,276	$2,634

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with the FASB’s SFAS No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 applies to all tax positions for which the statute of limitations remains open and provides that only tax provisions that meet the more-likely-than-not recognition threshold are recognized.    The Company adopted the provisions of FIN 48 on July 1, 2007.  The Company's federal income tax returns for the year ended June 30, 2005 and subsequent years remain subject to examination.  The Company's income tax returns in certain state income tax jurisdictions remain subject to examination for various periods for the year ended June 30, 2004 and subsequent years.  The Company had no unrecognized tax benefits at June 30, 2009 or 2008, and no adjustments were required upon adoption of FIN 48.  Interest and penalties resulting from audits by tax authorities have been immaterial and are included in the provision for income taxes in the consolidated statements of income.

The Company had available at June 30, 2009, unused state net operating loss carryforwards of approximately $1.2 million that may be applied against future taxable income.  The net operating loss carryforwards will expire in various years from 2012 through 2023.

11.  Related Party Transactions:

During the years ended June 30, 2009, 2008 and 2007, the Company paid approximately $162 thousand, $138 thousand and $152 thousand, respectively, in rent for the Kesslers facility located in Richmond, Indiana and other services to RPD Services, Inc., an Indiana corporation f/k/a Kesslers Sport Shop, Inc.  Bob Dickman, Phil Dickman and Dan Dickman, all of whom are employed by the Company’s wholly-owned subsidiary, Kesslers, and are stockholders of Sport Supply Group, own RPD Services, Inc. The lease term for the facility expired in March 2009 and is continuing on a month-to-month basis.

During the years ended June 30, 2009, 2008 and 2007, the Company paid approximately $114 thousand, $107 thousand and $111 thousand, respectively, in rent for a facility located in Sanford, Florida.  This location is owned by McWeeney Smith Partnership, a Florida general partnership, and is controlled by a former employee of the Company’s wholly-owned subsidiary, Dixie, and former stockholder of the Company.  This employee left the company in fiscal 2007.  The lease term for the facility expires in June 2010.

During the years ended June 30, 2009, 2008 and 2007, the Company paid approximately $162 thousand annually in rent for the Team Print facility located in Bourbonnais, Illinois.  This location is owned by Albert A. Messier.  Mr. Messier is employed by the Company’s wholly-owned subsidiary, Kesslers.  The lease term for the facility expires in July 2010.

During the year ended June 30, 2007, the Company paid approximately $27 thousand in rent to Old SSG, which was a 73.2% majority-owned subsidiary until November 13, 2006, for additional office and warehouse storage space in Old SSG’s Farmers Branch, Texas facilities.  The Company also paid $99 thousand to Old SSG for other management services during the fiscal year ended June 30, 2007.  On August 14, 2006, the Company entered into a Services Agreement with Old SSG.  Under the terms of the Services Agreement, Old SSG provided the Company with additional warehouse storage and office space at Old SSG's Farmers Branch, Texas facilities, as well as provided the Company and its wholly-owned subsidiaries with various payroll processing, human resource and risk management services.  Prior to August 14, 2006, services provided to the Company by Old SSG were on a month-to-month basis.  The effects of these transactions are eliminated in consolidation of results of operations.  Upon the completion of the Merger Transaction in the fiscal year ended June 30, 2007, the Services Agreement was terminated.

12.  Stock Options, Grants and Warrants:

The Company's 1998 Collegiate Pacific Inc. Stock Option Plan, as amended (the "1998 Plan") authorizes the Company's Board of Directors to grant employees, directors and consultants of the Company options to purchase up to an aggregate of 1,500,000 shares of the Company's common stock.  The options vest in full upon the employee’s one-year anniversary date of employment with the Company or the award date if the employee has been employed for at least one year on such date, and expire ten years from the date of grant.  The remaining outstanding options expire at various dates through June 2015.  As of June 30, 2009, there were no options available for grant under the 1998 Plan.

On December 15, 2006, the Company’s stockholders approved the Collegiate Pacific Inc. 2007 Stock Option Plan (the “2007 Plan”) and 500,000 shares of common stock were reserved for issuance thereunder. The 2007 Plan provides for the grant of stock options (including nonqualified options and incentive stock options).   On May 22, 2008, the Company’s Board of Directors unanimously approved and adopted an amendment and restatement of the 2007 Plan and changed the name of the 2007 Plan to the Sport Supply Group, Inc. Amended and Restated 2007 Long-Term Incentive Plan (the “Amended and Restated Plan”), subject to the receipt of stockholder approval.  The Amended and Restated Plan also provides for the grant of restricted common stock.  At a special meeting of stockholders held on July 10, 2008, the stockholders of the Company approved the Amended and Restated Plan and the number of shares available under the 2007 Plan was increased to 2,000,000.  Stock-based awards are granted based on the market price on the date of the grant, generally have 6 month to 3 year vesting periods and expire 7 to 10 years from the grant date.  As of June 30, 2009, there were 590,161 shares available for grant under the Amended and Restated Plan.

For the fiscal years ended June 30, 2009, 2008 and 2007, the Company recorded approximately $1.2 million, $494 thousand and $0 for stock-based compensation expense related to stock-based awards granted during the year and previously granted.  The Company recorded these amounts in selling, general and administrative expenses.  The Company did not grant any stock-based awards in fiscal 2007.  The financial statement impact of recording approximately $1.2 million and $494 thousand of stock-based compensation expense in the fiscal years ended June 30, 2009 and 2008, respectively, is as follows:

	2009	2008
	(In thousands, except earnings per share)
Net income impact:
Income before income taxes	$1,156	$494
Net income	$717	$306
Earnings per share impact:
Net income per common share - basic	$0.06	$0.03
Net income per common share - diluted	$0.05	$0.02

At June 30, 2009, there was $3.2 million of unrecognized compensation cost related to unvested stock-based awards remaining to be recognized.  This cost will be recognized over a weighted average of three years.

A summary of the Company's stock option activity for the fiscal year ended June 30, 2009 is as follows:

	Options	Weighted Average Exercise Price
Stock options outstanding at June 30, 2008	1,249,800	$9.46
Granted	909,207	8.65
Exercised	(24,770)	9.27
Expired	(19,783)	10.48
Forfeited	(5,000)	9.75
Stock options outstanding at June 30, 2009	2,109,454	$9.10
Stock options exercisable at June 30, 2009	870,220	$9.38

The Company utilized the following assumptions in calculating the estimated fair value of each stock-based award on the date of award using the Black-Scholes pricing model:

	2009	2008
Expected volatility	31 - 38%	30 - 31%
Risk-free interest rate	2.65 – 3.08%	4.12 – 4.91%
Dividend yield	.98%	1.03 – 1.05%
Expected lives	6 years	6 years

The weighted average fair value of stock-based awards granted in the fiscal years ended June 30, 2009 and 2008 was $2.80 and $3.19, respectively.

The total intrinsic value of options exercised in the fiscal years ended June 30, 2009, 2008 and 2007 was approximately $68 thousand, $716 thousand and $528 thousand, respectively.  The total fair value of options vested during the fiscal years ended June 30, 2009, 2008 and 2007 was approximately $560 thousand, $0 and $0, respectively.  The total intrinsic value of unexercised options at June 30, 2009 was approximately $1.1 million.  The total intrinsic value of exercisable options at June 30, 2009 was approximately $646 thousand.

The following table summarizes additional information about stock options at June 30, 2009:

	Outstanding			Exercisable
Exercise price	Shares	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Shares	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price
$3.89 - $4.81	32,000	1.8	$3.95	32,000	1.8	$3.95
$4.90 - $6.13	174,000	2.6	$5.73	174,000	2.6	$5.73
$7.21 - $8.50	541,869	8.5	$7.83	- -	- -	- -
$8.73 - $9.73	599,747	6.5	$9.43	413,071	5.7	$9.37
$9.75 - $14.34	761,838	7.9	$10.74	251,149	6.2	$12.61
Total Options	2,109,454			870,220

A summary of the Company's restricted stock activity for the fiscal year ended June 30, 2009 is as follows:

Restricted
Shares
Awarded and unvested at June 30, 2008	--
Granted	58,965
Vested	--
Forfeited or cancelled	--
Unvested at June 30, 2009	58,965

The following table summarizes additional information about restricted stock awards at June 30, 2009:

Shares	Weighted Average Remaining Contractual Term (In Years)	Weighted Average Grant Date Fair Value
58,965	2.1	$9.97

13.  Leases:

The Company leases office and warehouse facilities under the terms of operating leases, which expire at various dates through May 2013. Rent expense for the fiscal years ended June 30, 2009, 2008 and 2007 was approximately $2.9 million, $2.8 million and $3.2 million, respectively.

Future minimum lease commitments on all operating leases with terms in excess of one year are as follows:

Year Ending June 30,
(In thousands)
2010	$3,003
2011	1,911
2012	744
2013	155
2014	14
Thereafter	--
Total minimum future lease payments	$5,827

14.  Income Per Share:

The table below outlines the determination of the number of diluted shares of common stock used in the calculation of diluted earnings per share as well as the calculation of diluted earnings per share for the fiscal years ended June 30, 2009, 2008 and 2007

	2009	2008	2007
	(In thousands except share and per share data)
Determination of diluted number of shares:
Average common shares outstanding	12,383,129	12,122,765	10,235,308
Dilutive effect of stock options and restricted stock	67,150	120,938	138,599
Assumed conversion of subordinated debentures	2,380,435	3,412,969	--

Diluted average common shares outstanding	14,830,714	15,656,672	10,373,907

Calculation of diluted earnings per share:
Net income	$11,916	$9,733	$3,860
Add: interest component on assumed conversion of subordinated debentures, net of taxes	838	2,206	--

Net income, adjusted	$12,754	$11,939	$3,860
Diluted earnings per share	$0.86	$0.76	$0.37

For the fiscal years ended June 30, 2009, 2008 and 2007, stock-based awards to purchase 1,219,060, 571,075 and 499,800 shares, respectively, were excluded in the computations of diluted earnings per share because their effect was anti-dilutive.  During the fiscal years ended June 30, 2009 and 2008, the assumed conversion of 2,380,435 shares and 3,412,969 shares, respectively, from the Notes were dilutive and are included in the calculation above.  During the fiscal year ended June 30, 2007, the assumed conversion of 3,412,969 shares from the Notes was anti-dilutive and are excluded from the calculation above.

15.  Employee Benefit Plan

The Company implemented an employee savings plan (the “plan”) during fiscal 2005 pursuant to Section 401(k) of the Internal Revenue Code.  All employees who have been credited with at least 520 hours of service are eligible to participate in the plan.  Employees may elect to contribute to the plan through payroll deductions in an amount not to exceed the amount permitted under the Internal Revenue Code.  Effective July 1, 2008, the Company has elected to match 12% of the first 3% that employees contribute to the plan.  The Company also has the discretion to make additional matching contributions on behalf of the participants. Employees are fully vested in their contributions.  Company contributions are not vested until after completion of two years of service.  Thereafter, contributions vest at a rate of 20% per year on each participant’s anniversary date in the plan if the participant has completed 1,000 hours of service with the Company as of such date.  The Company contributed $147 thousand, $74 thousand and $137 thousand to the plan during the fiscal years ended June 30, 2009, 2008 and 2007, respectively.

Due to the Merger Transaction, the Company changed the name of the plan from the Collegiate Pacific 401(k) Plan to the Sport Supply Group, Inc. 401(k) Plan  (the “SSG 401(k) Plan”), and adopted and continued the Sport Supply Group, Inc. Employees' Savings Plan.  As of December 31, 2007, the two plans were merged into the SSG 401(k) Plan.

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

17.  Subsequent Events:

On July 27, 2009, the Company purchased certain team sports assets of Har-Bell Athletic Goods located in Missouri.  The consideration paid for this purchase was not material.  This purchase expanded the Company’s road sales force in Missouri.

On July 30, 2009, the Company entered into Amendment No. 2 to the New Credit Agreement which permits the Company to make acquisitions, up to $5.0 million in the aggregate and subject to certain conditions, prior to the maturity of the Notes.

The Company evaluated its June 30, 2009 consolidated financial statements for subsequent events through August 28, 2009 and is not aware of any other subsequent events that would require recognition or disclosure in its consolidated financial statements.

18.  Quarterly Operating Data (unaudited):

	Quarter
Fiscal 2009	First	Second	Third	Fourth	Year
	(In thousands except per share data)
	(Unaudited)
Net sales	$73,577	$53,175	$63,761	$59,714	$250,227
Gross profit	26,919	18,732	22,575	21,450	89,676
Net income	$5,061	$1,052	$3,510	$2,293	$11,916
Earnings per share:
Basic	$0.41	$0.08	$0.28	$0.19	$0.96
Diluted	$0.35	$0.04	$0.27	$0.18	$0.86
Cash dividends declared per share	$0.025	$0.000	$0.050	$0.025	$0.10

	Quarter
Fiscal 2008	First	Second	Third	Fourth	Year
	(In thousands except per share data)
	(Unaudited)
Net sales	$70,374	$54,089	$65,821	$61,110	$251,394
Gross profit	25,628	19,273	24,082	22,096	91,079
Net income	$4,096	$452	$3,376	$1,809	$9,733
Earnings per share:
Basic	$0.35	$0.04	$0.27	$0.15	$0.80
Diluted	$0.31	$0.04	$0.25	$0.15	$0.76
Cash dividends declared per share	$0.025	$0.025	$0.025	$0.025	$0.10

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES.

(a)   Evaluation of Disclosure Controls and Procedures.  An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in §240.13a–15(e) or §240.15d–15(e) of the General Rules and Regulations of the Securities Exchange Act of 1934, as amended (the “1934 Act”)), as of the end of the period covered by this Annual Report.  Based on that evaluation, management, including the CEO and CFO, has concluded that, as of June 30, 2009, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and accumulated and communicated to the Company’s management, including our principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosures.

(b)   Changes in Internal Control Over Financial Reporting.   Sport Supply Group’s management, with the participation of Sport Supply Group’s CEO and CFO, has evaluated whether any change in Sport Supply Group’s internal control over financial reporting occurred during the fourth quarter of fiscal 2009.  Based on its evaluation, management, including the CEO and CFO, has concluded that there has been no change in Sport Supply Group’s internal control over financial reporting during the fourth quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c)         Management’s Report on Internal Control Over Financial Reporting.  Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the 1934 Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance, as opposed to absolute assurance, of achieving their internal control objectives.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its assessment, management concluded that our internal control over financial reporting was effective as of June 30, 2009.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  The Company’s internal control over financial reporting was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item 10 will be included in the Company’s fiscal 2010 proxy statement, and such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this Item 11 will be included in the Company’s fiscal 2010 proxy statement, and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 will be included in the Company’s fiscal 2010 proxy statement, and such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 will be included in the Company’s fiscal 2010 proxy statement, and such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item 14 will be included in the Company’s fiscal 2010 proxy statement, and such information is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this report.

(a-1)  Financial Statements (for the three fiscal years ended June 30, 2009, unless otherwise stated):

(a-2)  Consolidated financial statement schedules:

Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes.

(a-3)  Exhibits

Exhibit Number	Description	Location

2.1	Agreement and Plan of Merger, dated as of September 20, 2006, by and among Collegiate Pacific Inc., CP Merger Sub, Inc. and Sport Supply Group, Inc.	Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 21, 2006.
2.1.1	First Amendment to Agreement and Plan of Merger, dated as of November 13, 2006, by and among Collegiate Pacific Inc., CP Merger Sub, Inc. and Sport Supply Group, Inc.	Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 13, 2006.
3.1	Certificate of Incorporation of CoPa Delaware Inc.	Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed on September 9, 1999.

Exhibit Number	Description	Location

3.1.1	Certificate of Amendment of Certificate of Incorporation of Collegiate Pacific Inc.	Exhibit 3.10 to the Registrant’s Registration Statement on Form SB-2/A (No. 333-34294) filed on May 8, 2000.
3.1.2	Amendment to Certificate of Incorporation of Collegiate Pacific Inc.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2007.
3.2	By-Laws of Collegiate Pacific Inc.	Exhibit 2 to the Registrant’s Registration Statement on Form 8-A filed on September 9, 1999.
3.2.1	Amendment to the Bylaws of Collegiate Pacific Inc.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 14, 2007.
3.2.2	Amendment to the Bylaws of Collegiate Pacific Inc.	Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on July 2, 2007.
4.1	Specimen Certificate of Common Stock, $0.01 par value, of Sport Supply Group, Inc.	Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.
4.2	Indenture, dated as of November 26, 2004, by and between Collegiate Pacific Inc. and The Bank of New York Trust Company N.A., as Trustee.	Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on November 29, 2004.
4.2.1	Form of 5.75% Convertible Senior Subordinated Note Due 2009 (included in Section 2.2 of Exhibit 4.2 to this report).	Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on November 29, 2004.
10.1	Credit Agreement, dated as of February 9, 2009, among Sport Supply Group, Inc. and Bank of America, N.A.	Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008.
10.1.1	Letter of Modification, dated as April 1, 2009, to Credit Agreement, dated as of February 9, 2009, among Sport Supply Group, Inc. and Bank of America, N.A.	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009.
10.1.2	First Amendment to Credit Agreement, dated as of June 19, 2009, among Sport Supply Group, Inc. and Bank of America, N.A.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 22, 2009.
10.1.3	Second Amendment to Credit Agreement, dated as of July 28, 2009, among Sport Supply Group, Inc. and Bank of America, N.A.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 31, 2009.
10.2	Amended and Restated 1998 Collegiate Pacific Inc. Stock Option Plan and Forms of Stock Option Agreements.***	Exhibit 10.3 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004.

Exhibit Number	Description	Location

10.3	Sport Supply Group, Inc. Amended and Restated 2007 Long-Term Incentive Plan.***	Exhibit A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on May 27, 2008.
10.3.1	Form of Nonstatutory Stock Option Agreement for Employees for Grants under the Sport Supply Group, Inc. Amended and Restated 2007 Long-Term Incentive Plan.***	Exhibit 4.8 to the Registrant’s Form S-8 filed on July 10, 2008.
10.3.2	Form of Nonstatutory Stock Option Agreement for Non Employee Directors for Grants under the Sport Supply Group, Inc. Amended and Restated 2007 Long-Term Incentive Plan.***	Exhibit 4.9 to the Registrant’s Form S-8 filed on July 10, 2008.
10.3.3	Form of Incentive Stock Option Agreement for Employees for Grants under the Sport Supply Group, Inc. Amended and Restated 2007 Long-Term Incentive Plan.***	Exhibit 4.10 to the Registrant’s Form S-8 filed on July 10, 2008.
10.3.4	Form of Restricted Stock Award Agreement for Grants under the Sport Supply Group, Inc. Amended and Restated 2007 Long-Term Incentive Plan.***	Exhibit 4.11 to the Registrant’s Form S-8 filed on July 10, 2008.
10.4	Form of Indemnification Agreement for Sport Supply Group, Inc. Directors and Executive Officers.***	Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008.
10.5	Amended and Restated Executive Officer Change in Control Agreement, dated as of October 1, 2008, by and among Sport Supply Group, Inc. and Adam Blumenfeld.***	Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008.
10.5.1
Agreement, dated as of June 15, 2009, Regarding the Amended and Restated Executive Officer Change in Control Agreement, dated as of October 1, 2008, by and among Sport Supply Group, Inc. and Adam Blumenfeld.***

Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 17, 2009.
10.6	Amended and Restated Executive Officer Change in Control Agreement, dated as of October 1, 2008, by and among Sport Supply Group, Inc. and Terrence M. Babilla.***	Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008.
10.6.1
Agreement, dated as of June 15, 2009, Regarding the Amended and Restated Executive Officer Change in Control Agreement, dated as of October 1, 2008, by and among Sport Supply Group, Inc. and Terrence M. Babilla.***

Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 17, 2009.

Exhibit Number	Description	Location

10.7	Executive Officer Change in Control Agreement, dated as of October 1, 2008, by and among Sport Supply Group, Inc. and John Pitts.***	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 1, 2008.
10.7.1
Agreement, dated as of June 15, 2009, Regarding the Amended and Restated Executive Officer Change in Control Agreement, dated as of October 1, 2008, by and among Sport Supply Group, Inc. and John Pitts.***

Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 17, 2009.
10.8	Form of Amended and Restated Executive Officer Change in Control Agreement for Executive Officers other than Adam Blumenfeld, Terrence M. Babilla and John Pitts.***	Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008.
10.9
Agreement, dated as of July 15, 2009, Regarding the Amended and Restated Executive Officer Change in Control Agreement, dated as of October 1, 2008, by and among Sport Supply Group, Inc. and Tevis Martin.***

Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 17, 2007.
10.10	Industrial Lease Agreement, dated July 1, 1997, between Post-Valwood, Inc. and Nitro Sports Corp., Inc.	Exhibit 10.8 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998.
10.10.1	Second Amendment to Lease, dated as of February 10, 2003, by The Realty Associates Fund VI, L.P. and Collegiate Pacific Inc.	Exhibit 10.18 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005.
10.10.2	Third Amendment to Lease, dated as of September 6, 2007, by The Realty Associates Fund VI, L.P. and Sport Supply Group, Inc.	Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.
10.11	Lease Agreement, dated May 21, 2004, by and between Edward A. Money and Marilyn J. Money, Trustees of the Money Family Trust, and Collegiate Pacific Inc.	Exhibit 10.6 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005.
10.11.1	First Amendment to Lease dated as of April 6, 2009, by Edward A. Money, Trustee of the Money Family Trust, and Sport Supply Group, Inc.*

Exhibit Number	Description	Location

10.12	Standard Business Lease, dated July 6, 1994, by and between E. Carlton Wilton and Dixie Sporting Goods, Inc.	Exhibit 10.7 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004.
10.12.1	Lease Amendment and Extension, dated February 26, 2005, between The Wilton Companies, LLC and Dixie Sporting Goods, Inc.	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006.
10.12.2	Second Amendment to Lease dated as of April 18, 2008, between The Wilton Companies, LLC and Dixie Sporting Goods, Inc.*
10.12.3	Third Amendment to Lease dated as of October 30, 2008, between The Wilton Companies, LLC and Dixie Sporting Goods, Inc.*
10.13	Lease Agreement, dated December 10, 2004, between McWeeney Smith Partnership and CMS of Central Florida, Inc.	Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 2004.
10.14	Lease Agreement, dated as of August 3, 2005, by and between Albert A. Messier and Salkeld & Sons, Inc.	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 5, 2005.
10.15	Lease Agreement, dated as of October 1, 2004, by and between First American Bank and Salkeld & Sons, Inc.	Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006.
10.16
Industrial Lease Agreement, dated as of April 25, 1994, by and between ProLogis (successor-in-interest to APT-Cabot Texas, Inc., as successor-in-interest to Centre Development Co., Inc.) and Sport Supply Group, Inc., as amended on July 8, 1994.

Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.
10.16.1	Second Amendment to Lease dated as of June 10, 2004, by and between ProLogis and Sport Supply Group, Inc.*
10.16.2	Third Amendment to Lease, dated as of August 31, 2006, by and between ProLogis and Sport Supply Group, Inc.	Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006.
10.17	Lease Agreement, dated as of July 28, 1989, by and between Merit Investment Partners, L.P. and Sport Supply Group, Inc., as amended on July 13, 1998, July 31, 2000 and April 15, 2004.	Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.
10.17.1	Fourth Amendment to Lease Agreement, dated as of August 25, 2006, by and between Acquiport DFWIP, Inc. (successor-in-interest to Merit Investment Partners, L.P.) and Sport Supply Group, Inc.	Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

Exhibit Number	Description	Location

10.18	Amended and Restated License Agreement, dated as of December 21, 2000, by and between MacMark Corporation, Equilink Licensing Corporation and Sport Supply Group, Inc., as amended on May 1, 2005.	Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.
10.19	Agreement, dated as of December 9, 1986, by and between Voit Corporation and BSN Corp., as amended on August 1, 2003.	Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.
10.20	Software End-User License Agreement, dated as of June 11, 1998, by and between SAP America, Inc. and Sport Supply Group, Inc., as amended on January 1, 2004.	Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.
10.21	Purchase Agreement, dated as of July 26, 2007, by and between Sport Supply Group, Inc. and CBT Holdings, LLC.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 31, 2007.
12	Ratio of Earnings to Fixed Charges.*
14	Code of Ethics.	Exhibit 14 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003.
21	Subsidiaries of Sport Supply Group, Inc.*
23	Consent of Grant Thornton LLP.*
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith.
**	Furnished herewith.
***	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPORT SUPPLY GROUP, INC.

August 28, 2009	By:	/s/ Adam Blumenfeld
Adam Blumenfeld
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 28, 2009.

Signature	Capacity

/s/ Adam Blumenfeld	Chairman of the Board and Chief Executive Officer
Adam Blumenfeld	(Principal Executive Officer)

/s/ John Pitts	Chief Financial Officer
John Pitts	(Principal Accounting and Financial Officer)

/s/ Jeff Davidowitz	Director
Jeff Davidowitz

/s/ Richard Ellman	Director
Richard Ellman

/s/ William M. Lockhart	Director
William M. Lockhart

/s/ William H. Watkins, Jr.	Director
William H. Watkins, Jr.

EXHIBIT INDEX

Exhibit Number	Description	Location

2.1	Agreement and Plan of Merger, dated as of September 20, 2006, by and among Collegiate Pacific Inc., CP Merger Sub, Inc. and Sport Supply Group, Inc.	Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 21, 2006.
2.1.1	First Amendment to Agreement and Plan of Merger, dated as of November 13, 2006, by and among Collegiate Pacific Inc., CP Merger Sub, Inc. and Sport Supply Group, Inc.	Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 13, 2006.
3.1	Certificate of Incorporation of CoPa Delaware Inc.	Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed on September 9, 1999.
3.1.1	Certificate of Amendment of Certificate of Incorporation of Collegiate Pacific Inc.	Exhibit 3.10 to the Registrant’s Registration Statement on Form SB-2/A (No. 333-34294) filed on May 8, 2000.
3.1.2	Amendment to Certificate of Incorporation of Collegiate Pacific Inc.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2007.
3.2	By-Laws of Collegiate Pacific Inc.	Exhibit 2 to the Registrant’s Registration Statement on Form 8-A filed on September 9, 1999.
3.2.1	Amendment to the Bylaws of Collegiate Pacific Inc.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 14, 2007.
3.2.2	Amendment to the Bylaws of Collegiate Pacific Inc.	Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on July 2, 2007.
4.1	Specimen Certificate of Common Stock, $0.01 par value, of Sport Supply Group, Inc.	Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.
4.2	Indenture, dated as of November 26, 2004, by and between Collegiate Pacific Inc. and The Bank of New York Trust Company N.A., as Trustee.	Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on November 29, 2004.
4.2.1	Form of 5.75% Convertible Senior Subordinated Note Due 2009 (included in Section 2.2 of Exhibit 4.2 to this report).	Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on November 29, 2004.
10.1	Credit Agreement, dated as of February 9, 2009, among Sport Supply Group, Inc. and Bank of America, N.A.	Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008.
10.1.1	Letter of Modification, dated as April 1, 2009, to Credit Agreement, dated as of February 9, 2009, among Sport Supply Group, Inc. and Bank of America, N.A.	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009.

Exhibit Number	Description	Location

10.1.2	First Amendment to Credit Agreement, dated as of June 19, 2009, among Sport Supply Group, Inc. and Bank of America, N.A.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 22, 2009.
10.1.3	Second Amendment to Credit Agreement, dated as of July 28, 2009, among Sport Supply Group, Inc. and Bank of America, N.A.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 31, 2009.
10.2	Amended and Restated 1998 Collegiate Pacific Inc. Stock Option Plan and Forms of Stock Option Agreements.***	Exhibit 10.3 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004.
10.3	Sport Supply Group, Inc. Amended and Restated 2007 Long-Term Incentive Plan.***	Exhibit A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on May 27, 2008.
10.3.1	Form of Nonstatutory Stock Option Agreement for Employees for Grants under the Sport Supply Group, Inc. Amended and Restated 2007 Long-Term Incentive Plan.***	Exhibit 4.8 to the Registrant’s Form S-8 filed on July 10, 2008.
10.3.2	Form of Nonstatutory Stock Option Agreement for Non Employee Directors for Grants under the Sport Supply Group, Inc. Amended and Restated 2007 Long-Term Incentive Plan.***	Exhibit 4.9 to the Registrant’s Form S-8 filed on July 10, 2008.
10.3.3	Form of Incentive Stock Option Agreement for Employees for Grants under the Sport Supply Group, Inc. Amended and Restated 2007 Long-Term Incentive Plan.***	Exhibit 4.10 to the Registrant’s Form S-8 filed on July 10, 2008.
10.3.4	Form of Restricted Stock Award Agreement for Grants under the Sport Supply Group, Inc. Amended and Restated 2007 Long-Term Incentive Plan.***	Exhibit 4.11 to the Registrant’s Form S-8 filed on July 10, 2008.
10.4	Form of Indemnification Agreement for Sport Supply Group, Inc. Directors and Executive Officers.***	Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008.
10.5	Amended and Restated Executive Officer Change in Control Agreement, dated as of October 1, 2008, by and among Sport Supply Group, Inc. and Adam Blumenfeld.***	Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008.

Exhibit Number	Description	Location

10.5.1
Agreement, dated as of June 15, 2009, Regarding the Amended and Restated Executive Officer Change in Control Agreement, dated as of October 1, 2008, by and among Sport Supply Group, Inc. and Adam Blumenfeld.***

Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 17, 2009.
10.6	Amended and Restated Executive Officer Change in Control Agreement, dated as of October 1, 2008, by and among Sport Supply Group, Inc. and Terrence M. Babilla.***	Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008.
10.6.1
Agreement, dated as of June 15, 2009, Regarding the Amended and Restated Executive Officer Change in Control Agreement, dated as of October 1, 2008, by and among Sport Supply Group, Inc. and Terrence M. Babilla.***

Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 17, 2009.
10.7	Executive Officer Change in Control Agreement, dated as of October 1, 2008, by and among Sport Supply Group, Inc. and John Pitts.***	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 1, 2008.
10.7.1
Agreement, dated as of June 15, 2009, Regarding the Amended and Restated Executive Officer Change in Control Agreement, dated as of October 1, 2008, by and among Sport Supply Group, Inc. and John Pitts.***

Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 17, 2009.
10.8	Form of Amended and Restated Executive Officer Change in Control Agreement for Executive Officers other than Adam Blumenfeld, Terrence M. Babilla and John Pitts.***	Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008.
10.9
Agreement, dated as of July 15, 2009, Regarding the Amended and Restated Executive Officer Change in Control Agreement, dated as of October 1, 2008, by and among Sport Supply Group, Inc. and Tevis Martin.***

Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 17, 2007.
10.10	Industrial Lease Agreement, dated July 1, 1997, between Post-Valwood, Inc. and Nitro Sports Corp., Inc.	Exhibit 10.8 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998.
10.10.1	Second Amendment to Lease, dated as of February 10, 2003, by The Realty Associates Fund VI, L.P. and Collegiate Pacific Inc.	Exhibit 10.18 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005.

Exhibit Number	Description	Location

10.10.2	Third Amendment to Lease, dated as of September 6, 2007, by The Realty Associates Fund VI, L.P. and Sport Supply Group, Inc.	Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.
10.11	Lease Agreement, dated May 21, 2004, by and between Edward A. Money and Marilyn J. Money, Trustees of the Money Family Trust, and Collegiate Pacific Inc.	Exhibit 10.6 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005.
10.11.1	First Amendment to Lease dated as of April 6, 2009, by Edward A. Money, Trustee of the Money Family Trust, and Sport Supply Group, Inc.*
10.12	Standard Business Lease, dated July 6, 1994, by and between E. Carlton Wilton and Dixie Sporting Goods, Inc.	Exhibit 10.7 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004.
10.12.1	Lease Amendment and Extension, dated February 26, 2005, between The Wilton Companies, LLC and Dixie Sporting Goods, Inc.	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006.
10.12.2	Second Amendment to Lease dated as of April 18, 2008, between The Wilton Companies, LLC and Dixie Sporting Goods, Inc.*
10.12.3	Third Amendment to Lease dated as of October 30, 2008, between The Wilton Companies, LLC and Dixie Sporting Goods, Inc.*
10.13	Lease Agreement, dated December 10, 2004, between McWeeney Smith Partnership and CMS of Central Florida, Inc.	Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 2004.
10.14	Lease Agreement, dated as of August 3, 2005, by and between Albert A. Messier and Salkeld & Sons, Inc.	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 5, 2005.
10.15	Lease Agreement, dated as of October 1, 2004, by and between First American Bank and Salkeld & Sons, Inc.	Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006.
10.16
Industrial Lease Agreement, dated as of April 25, 1994, by and between ProLogis (successor-in-interest to APT-Cabot Texas, Inc., as successor-in-interest to Centre Development Co., Inc.) and Sport Supply Group, Inc., as amended on July 8, 1994.

Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.

Exhibit Number	Description	Location

10.16.1	Second Amendment to Lease dated as of June 10, 2004, by and between ProLogis and Sport Supply Group, Inc.*
10.16.2	Third Amendment to Lease, dated as of August 31, 2006, by and between ProLogis and Sport Supply Group, Inc.	Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006.
10.17	Lease Agreement, dated as of July 28, 1989, by and between Merit Investment Partners, L.P. and Sport Supply Group, Inc., as amended on July 13, 1998, July 31, 2000 and April 15, 2004.	Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.
10.17.1	Fourth Amendment to Lease Agreement, dated as of August 25, 2006, by and between Acquiport DFWIP, Inc. (successor-in-interest to Merit Investment Partners, L.P.) and Sport Supply Group, Inc.	Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006.
10.18	Amended and Restated License Agreement, dated as of December 21, 2000, by and between MacMark Corporation, Equilink Licensing Corporation and Sport Supply Group, Inc., as amended on May 1, 2005.	Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.
10.19	Agreement, dated as of December 9, 1986, by and between Voit Corporation and BSN Corp., as amended on August 1, 2003.	Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.
10.20	Software End-User License Agreement, dated as of June 11, 1998, by and between SAP America, Inc. and Sport Supply Group, Inc., as amended on January 1, 2004.	Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.
10.21	Purchase Agreement, dated as of July 26, 2007, by and between Sport Supply Group, Inc. and CBT Holdings, LLC.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 31, 2007.
12	Ratio of Earnings to Fixed Charges.*
14	Code of Ethics.	Exhibit 14 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003.
21	Subsidiaries of Sport Supply Group, Inc.*
23	Consent of Grant Thornton LLP.*

Exhibit Number	Description	Location

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith.
**	Furnished herewith.
***	Management contract or compensatory plan or arrangement.