Form 10-Q
period 2009-09-30
SPORT SUPPLY GROUP, INC.
filed 2009-11-04
CIK 828747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
_________________________________________

FORM 10-Q
(Mark One)
☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  ☑      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐      No  ☑

As of November 3, 2009, there were 12,425,949 shares of the issuer’s common stock outstanding.

SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

		Page
		Number
PART I:	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets at September 30, 2009
	and June 30, 2009	1

	Condensed Consolidated Statements of Income for the
	three months ended September 30, 2009 and 2008	2

	Condensed Consolidated Statements of Cash Flows for
	the three months ended September 30, 2009 and 2008	3

	Notes to Unaudited Condensed Consolidated Financial Statements	4

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations.	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	22

PART II:	OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 6.	Exhibits	25

SIGNATURES		26

Exhibits

PART  I. FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements.

SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share amounts)

	September 30, 2009	June 30, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,720	$10,743
Accounts receivable, net of allowance for doubtful accounts of
$1,513 and $1,457, respectively	44,556	32,276
Inventories	29,980	33,872
Current portion of deferred income taxes	4,040	4,040
Prepaid income taxes	–	1,828
Prepaid expenses and other current assets	2,117	1,821
Total current assets	97,413	84,580
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $9,617 and $9,128, respectively	8,240	8,504
DEFERRED DEBT ISSUANCE COSTS, net of accumulated amortization of $1,935 and $1,823, respectively	189	291
INTANGIBLE ASSETS, net of accumulated amortization of $5,374 and $5,195, respectively	6,046	6,226
GOODWILL	53,525	53,426
OTHER ASSETS, net	76	76
Total assets	$165,489	$153,103

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$24,391	$20,132
Accrued liabilities	8,273	7,462
Dividends payable	312	311
Accrued interest	554	140
Current portion of long-term debt	28,882	28,892
Income taxes payable	1,347	–
Total current liabilities	63,759	56,937
DEFERRED INCOME TAX LIABILITIES	4,304	4,331
Total liabilities	68,063	61,268
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; no shares issued	–	–
Common stock, $0.01 par value, 50,000,000 shares authorized;
12,529,875 and 12,490,756 shares issued and 12,425,949 and 12,386,830 shares outstanding, respectively	125	125
Additional paid-in capital	67,370	66,526
Retained earnings	30,734	25,987
Treasury stock at cost, 103,926 and 103,926 shares, respectively	(803)	(803)
Total stockholders' equity	97,426	91,835

Total liabilities and stockholders' equity	$165,489	$153,103

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended
	September 30,
	2009	2008

Net sales	$77,470	$73,577
Cost of sales	49,566	46,658

Gross profit	27,904	26,919

Selling, general and administrative expenses	19,150	18,254

Operating profit	8,754	8,665

Other income (expense):
Interest income	17	77
Interest expense	(526)	(737)
Other income	–	20

Total other expense, net	(509)	(640)

Income before income taxes	8,245	8,025

Income tax provision	3,186	2,964

Net income	$5,059	$5,061

Weighted average number of shares outstanding:
Basic	12,455,490	12,428,249
Diluted	14,526,121	15,749,619

Net income per share common stock – basic	$0.41	$0.41
Net income per share common stock – diluted	$0.37	$0.35

Dividends declared per share common stock	$0.025	$0.025

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)
	Three Months Ended
	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,059	$5,061
Adjustments to reconcile net income to cash provided by operating activities:
Provision for uncollectible accounts receivable	281	282
Depreciation and amortization	670	703
Amortization of deferred debt issuance costs	111	311
Discount on early retirement of long term debt	–	(250)
Deferred income taxes	(27)	327
Stock-based compensation expense	695	284
Changes in operating assets and liabilities:
Accounts receivable	(12,561)	(9,174)
Inventories	4,005	722
Prepaid expenses and other current assets	(296)	(1,110)
Other assets, net	–	10
Accounts payable	4,259	5,631
Income taxes payable / prepaid income taxes	3,175	1,604
Accrued liabilities and accrued interest	1,085	(351)

Net cash provided by operating activities:	6,456	4,050

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(229)	(193)
Proceeds from disposals of property and equipment	52	–
Cash used in business acquisitions	(121)	–
Net cash used in investing activities:	(298)	(193)

CASH FLOWS FROM FINANCING ACTIVITIES:
Early retirement of long term debt	–	(5,234)
Deferred debt issuance cost	(9)	–
Payments on notes payable and line of credit	(10)	(26)
Payment of dividends	(311)	(309)
Tax benefit related to the exercise of stock options	26	–
Proceeds from issuance of common stock	123	230
Net cash used in financing activities:	(181)	(5,339)

Net change in cash and cash equivalents	5,977	(1,482)
Cash and cash equivalents, beginning of period	10,743	20,531
Cash and cash equivalents, end of period	$16,720	$19,049

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$–	$55
Cash paid for income taxes	$50	$1,049

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

1.  Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements of Sport Supply Group, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included.

Operating results and cash flows for interim periods presented herein are not necessarily indicative of results that may be expected for any other interim period or the fiscal year ending June 30, 2010.

2.  Recent Accounting Pronouncements:

In June 2009, the Financial Accounting Standard Board (“FASB”) issued guidance now codified as FASB Accounting Standards Codification (“ASC”) Topic 105, Generally Accepted Accounting Principles, as the single source of authoritative nongovernmental US GAAP. FASB ASC Topic 105 does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents are superseded and all other accounting literature not included in the ASC will be considered non-authoritative. These provisions of FASB ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for the Company for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on the Company’s consolidated financial position, results of operations, or cash flows, but does impact its financial reporting process by eliminating all references to pre-codification standards.

3.  Net Sales:

The Company’s net sales to external customers are attributable to sales of sporting goods equipment and soft good athletic apparel and footwear products (“soft goods”), as well as freight, through the Company’s catalog and team dealer divisions. The following table details the Company’s consolidated net sales by these product groups and divisions for the three months ended September 30, 2009 and 2008:

	Three Months Ended September 30,
	2009			2008
	Catalog Group	Team Dealer	Total	Catalog Group	Team Dealer	Total
	(in thousands)
Sporting goods equipment	$37,031	$10,171	$47,202	$34,327	$10,245	$44,572
Soft goods	2,325	24,256	26,581	1,828	23,166	24,994
Freight	2,437	1,250	3,687	2,796	1,215	4,011
Net sales	$41,793	$35,677	$77,470	$38,951	$34,626	$73,577

4.  Inventories:

Inventories are carried at the lower of cost or market using the weighted-average cost method for items purchased for resale and the average cost method for manufactured items.

Inventories at September 30, 2009 and June 30, 2009 consisted of the following:

	September 30, 2009	June 30, 2009
	(in thousands)
Raw materials	$1,854	$1,898
Work in progress	208	200
Finished goods	27,918	31,774
Inventories	$29,980	$33,872

5.  Allowance for Doubtful Accounts:

Changes in the Company’s allowance for doubtful accounts for the three months ended September 30, 2009 and the fiscal year ended June 30, 2009, are as follows:

	Three Months Ended	Fiscal Year Ended
	September 30, 2009	June 30, 2009
	(in thousands)
Balance at beginning of period	$1,457	$1,320
Provision for uncollectible accounts receivable	281	851
Accounts written off, net of recoveries	(225)	(714)
Balance at end of period	$1,513	$1,457

6.  Accrued Liabilities:

Accrued liabilities at September 30, 2009 and June 30, 2009 included the following:

	September 30, 2009	June 30, 2009
	(in thousands)
Accrued compensation and benefits	$2,602	$2,639
Customer deposits	1,231	893
Taxes other than income taxes	1,903	1,700
Gift certificates	820	689
Other	1,717	1,541
Total accrued liabilities	$8,273	$7,462

7.  Long-Term Debt and Line of Credit:

On November 26, 2004, the Company issued $40.0 million principal amount of 5.75% Convertible Senior Subordinated Notes due December 1, 2009 (the “Notes”). The Notes were sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. Thomas Weisel Partners LLC (“Thomas Weisel”) was the initial purchaser of the Notes. On December 3, 2004, the Company issued an additional $10.0 million principal amount of Notes pursuant to the exercise by Thomas Weisel of the option granted to it in connection with the initial offering of the Notes. The issuance of the Notes resulted in aggregate proceeds of $46.6 million to the Company, net of issuance costs.

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

The $28.9 million balance of Notes outstanding is classified as a current liability on the Company’s September 30, 2009 and June 30, 2009 consolidated balance sheets.

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

On June 19, 2009, the Company entered into Amendment No. 1 to the New Credit Agreement, which permits the Company to make acquisitions up to $2.0 million in the aggregate and subject to certain conditions, prior to the maturity of the Notes.

On July 30, 2009, the Company entered into Amendment No. 2 to the New Credit Agreement, which permits the Company to make acquisitions up to $5.0 million in the aggregate and subject to certain conditions, prior to the maturity of the Notes.

At September 30, 2009, the Company had no borrowings outstanding under the New Credit Agreement, thereby leaving the Company with $40.0 million of availability under the terms of the New Credit Agreement. At September 30, 2009, the Company was in compliance with all of its financial covenants under the New Credit Agreement.

The Company had no long-term debt outstanding at September 30, 2009.

Notes payable and other long-term debt at September 30, 2009 and June 30, 2009 consisted of the following:

	September 30, 2009	June 30, 2009
	(in thousands)
Notes	$28,856	$28,856
Other notes payable	26	36
Total notes payable	28,882	28,892
Less current portion	(28,882)	(28,892)
Notes payable and other long-term debt	$–	$–

As of September 30, 2009, all of the Company’s notes payable and other long-term debt are classified as current liabilities. There are no payments due after June 30, 2010.

8.  Income Per Share:

The table below outlines the determination of the number of diluted shares of common stock used in the calculation of diluted earnings per share as well as the calculation of diluted earnings per share for the periods presented:

	For the Three Months Ended
	September 30,
	2009	2008
	(in thousands except share and per share data)
Numerator:
Net income	$5,059	$5,061
Effect of Notes	315	419
Diluted income	$5,374	$5,480

Denominator:
Basic weighted average shares outstanding	12,455,490	12,428,249
Add effect of:
Stock options	100,938	148,513
Notes	1,969,693	3,172,857
Diluted weighted average shares outstanding	14,526,121	15,749,619

Basic income per share	$0.41	$0.41

Diluted income per share	$0.37	$0.35

For the three months ended September 30, 2009 and 2008, stock options to purchase 628,854 and 543,138 shares, respectively, were excluded in the computations of diluted income per share because their effect was anti-dilutive. During the three months ended September 30, 2009 and 2008, the assumed conversion of 1,969,693 and 3,172,857 shares, respectively, from the Notes was dilutive. During the quarter ended September 30, 2008, the Company used cash on hand to retire $5.5 million of the Notes for approximately $5.2 million. No similar retirements were made during the quarter ended September 30, 2009.

On July 1, 2009, the Company adopted the provisions of ASC Topic 260, Earnings Per Share, related to determining whether instruments granted in share based payment transactions are participating securities. Under the provisions, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents will be considered participating securities and will be included in the computation of both basic and diluted earnings per share. The Company restated prior periods’ basic and diluted earnings per share to include such outstanding unvested restricted shares of its common stock in the basic weighted average shares outstanding calculation. Upon adoption, there was no change in basic and diluted income per share for the three months ended September 30, 2008.

9.  Stockholders’ Equity:

Changes in stockholders’ equity during the three months ended September 30, 2009, were as follows:

(in thousands)
Stockholders’ equity at June 30, 2009	$91,835
Issuance of stock for cash	123
Stock-based compensation	695
Tax benefit related to the exercise of stock options	26
Net income	5,059
Dividends declared	(312)
Stockholders’ equity at September 30, 2009	$97,426

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

11.   Business Combinations:

On July 30, 2009, the Company acquired certain assets of Har-Bell Athletic Goods located in Missouri. This transaction expanded the Company’s road sales force in this geographic region. This acquisition was not material under US GAAP.

12.   Subsequent Events:

On September 28, 2009, the Company announced that its Board of Directors approved and declared a quarterly cash dividend of $0.025 per share on the Company's common stock for the first quarter of fiscal 2010, which ended September 30, 2009. The quarterly cash dividend was paid on October 30, 2009, to all stockholders of record on the close of business on October 12, 2009.

The Company evaluated its September 30, 2009 condensed consolidated financial statements for subsequent events through November 4, 2009, the date the financial statements were issued, and is not aware of any other subsequent events that would require recognition or disclosure in its condensed consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Our Business

Certain statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking as defined in the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations that are subject to risks and uncertainties, including those discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and elsewhere in this Quarterly Report. As such, actual results may differ materially from expectations as of the date of this filing.

Sport Supply Group, Inc. (“Sport Supply Group,” “we,” “us,” “our,” or the “Company”) is a marketer, manufacturer and distributor of sporting goods equipment, physical education, recreational and leisure products and a marketer and distributor of soft goods, primarily to the institutional market in the United States. The institutional market generally consists of youth sports programs, YMCAs, YWCAs, park and recreational organizations, schools, colleges, churches, government agencies, athletic teams, athletic clubs and dealers. We sell our products directly to our customers primarily through the distribution of our unique, informative catalogs and fliers, our strategically located road sales professionals, our telemarketers, various sales events and the Internet. We offer a broad line of sporting goods and equipment, soft goods and other recreational products, as well as provide after-sale customer service. We currently market approximately 20,000 sports and physical education related equipment products, soft goods and recreational related equipment and products to institutional, retail, Internet, sports teams and other team dealer customers. We market our products through the support of a customer database of over 400,000 potential customers, our over 200 person direct sales force strategically located throughout the South-Western, South-Central, Mid-Western, Mid-Atlantic and South-Atlantic United States, mailing over 3 million catalogs and promotional flyers each year and our call centers located at our headquarters in Farmers Branch, Texas, Corona, California in the Los Angeles basin, Richmond, Indiana and Richmond, Virginia. Our fiscal year ends on June 30 of each year.

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

Executive Overview

The sporting goods industry can be greatly affected by macroeconomic factors, including changes in global, national, regional and local economic conditions, as well as consumers’ perceptions of such economic factors. The United States is in the second year of a severe recession. The deteriorating economy and turbulent financial and credit markets have continued to result in further eroded consumer confidence, increased unemployment and continuing real estate foreclosures. In addition, government tax revenues have decreased, and school districts, cities, counties and state governments continue to experience budget shortfalls. Actions taken or currently under consideration by the federal government designed to stimulate the economy could soften the impact of the recession. There remains the possibility that sporting goods sales and gross margins may be adversely impacted as our country’s economy moves through and recovers from the current recession.

As part of our strategy to increase our market penetration and limit the possible impact the current economy may have on our business, we acquired three businesses that were fully integrated into our team dealer operations for the quarter ended September 30, 2009. On June 24, 2009, we purchased the assets of Webster’s Team Sports located in Florida. On June 30, 2009, we acquired the rights to Doerner’s Team Sports Division located in Indiana. On July 30, 2009, we acquired certain assets of Har-Bell Athletic Goods located in Missouri. These transactions expanded our road sales force in the respective geographic regions.

As we report our first quarter ended September 30, 2009 and move into our second quarter ending December 31, 2009, institutional sporting goods customers and suppliers continue to face adverse economic pressures. During our first quarter ended September 30, 2009, we realized year-over-year quarterly revenue and gross profit increases, while our gross profit percentage decreased and our net income remained flat. We believe our gross profit percentage challenges are primarily the result of an increase in promotions and discounting programs (bids and quotes) to offset the potential risk of weakened budgetary demand at the school, city and federal levels. While our results reflect these gross profit percentage challenges, we are reporting stable overall profit performance. As such, we believe the Company is performing reasonably well in the current economic and competitive environment.

•
Net sales for the first quarter ended September 30, 2009 increased $3.9 million, or 5.3%, to $77.5 million. The net sales increase in the quarter ended September 30, 2009 was primarily attributable to increased penetration into the government sector, our business to consumer internet segment, our new customer prospecting initiatives and the recent acquisitions of three team dealer operations.

•
Gross profit for the first quarter ended September 30, 2009 increased $1.0 million, or 3.7%, to $27.9 million. However, as a percentage of net sales, gross profit decreased 60 basis points to 36.0%. Gross profit percentage decreases are primarily the result of our aggressive sales efforts, including price reductions and other special discounting strategies, to address the competitive pressures in the market.

•	Net income for the first quarter ended September 30, 2009 remained flat at $5.1 million.

A significant portion of the products we purchase for resale, including those purchased from domestic suppliers, is manufactured abroad in countries such as China, Taiwan, South Korea and India. We cannot predict the effect future changes in political or economic conditions in such foreign countries may have on our operations. In the event of disruptions or delays in supply due to political or economic conditions in foreign countries, such disruptions or delays could adversely affect our results of operations unless and until alternative supply arrangements can be made.

We intend to navigate the present general economic downturn by remaining focused on improving areas within our control and on achieving further progress on three primary goals: maintaining a strong balance sheet; generating positive earnings growth before interest, taxes, depreciation and amortization (“EBITDA”); and positioning our business to capitalize on an economic recovery when it occurs. Consistent with these goals, in the past three months, among other things, we: (i) integrated three team dealer operations into our operations; (ii) managed selling, general and administrative expenses as a consistent percentage of net sales; and (iii) implemented additional marketing programs designed to address our institutional customers’ needs and affordability concerns. Our key business strategies and plans for the remainder of fiscal 2010 will continue to reflect these priorities.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with US GAAP. Certain of our accounting policies are particularly important to the portrayal of our consolidated financial position, results of operations and statements of cash flows included elsewhere in this Quarterly Report on Form 10-Q and require the application of significant judgment by us; as a result, they are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment to determine the appropriate assumptions to be used in the determination of certain estimates. These estimates are based on our historical experience, our observation of trends in the industry and information available from other outside sources, as appropriate, and have been historically accurate in all material respects and consistently applied. The estimates described below are reviewed from time to time and are subject to change if the circumstances so indicate. The effect of any such change is reflected in results of operations for the period in which the change is made.

Inventories. We adjust the value of our inventories to lower of cost or market, which includes write-downs for slow-moving or obsolete inventories.  Factors included in determining which inventories are slow-moving or obsolete include current and anticipated demand or customer preferences, merchandise aging, seasonal trends and decisions to discontinue certain products. Because most of our products have an extended life, we have not historically experienced significant occurrences of obsolescence. Inventory write-downs are recorded as a percentage of product revenues and evaluated at least quarterly based on the above factors.  We perform physical inventories at least once per year and cycle count the majority of inventory at our distribution centers at least once every six months.  Slow moving inventory and shrinkage can be impacted by internal factors such as the level of employee training and loss prevention programs, and external factors such as the health of the overall economy and customer demand.

Our inventory adjustments for lower of cost or market provisions totaled $0.3 million and $0.1 million for the quarters ended September 30, 2009 and 2008, respectively.  The increase in the inventory adjustments is due to the identification of additional excess and obsolete inventories during the first quarter ended September 30, 2009. We evaluate our inventory value each quarter based on the criteria discussed above.

A 10% change in our inventory write-downs for the three months ended September 30, 2009 would result in a change in our inventories of approximately $30 thousand and a change in pre-tax earnings by the same amount. Our adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual results if future economic conditions, consumer demand and competitive environments differ from our expectations. At this time, we do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions that we use to determine our inventory adjustments.

Allowance for Doubtful Accounts. We evaluate the collectability of accounts receivable based on a combination of factors. In circumstances where there is knowledge of a specific customer’s inability to meet its financial obligations, a specific allowance is provided to reduce the net receivable to the amount that is reasonably believed to be collectible. For all other customers, allowances are established based on historical bad debts, customer payment patterns and current economic conditions. The establishment of these allowances requires judgment and assumptions regarding the potential for losses on receivable balances. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required resulting in an additional charge to expenses when made.

At September 30, 2009 and June 30, 2009, our total allowance for doubtful accounts remained at $1.5 million, representing approximately 3.3% and 4.3%, respectively, of our accounts receivable. This decrease as a percent of accounts receivable is primarily attributable to the growth in our current accounts receivable balances due to the $17.8 million increase in revenue from the fourth quarter ended June 30, 2009 to the first quarter ended September 30, 2009. We have not experienced a deterioration in our past due accounts receivable. We evaluate our allowance for doubtful accounts each quarter based on the criteria discussed above.

A 10% change in our allowance for doubtful accounts at September 30, 2009 would result in a change in reserves of approximately $150 thousand and a change in pre-tax earnings by the same amount. Our reserves are estimates, which could vary significantly, either favorably or unfavorably, from actual results if future economic conditions or customer payment patterns differ from our expectations. At this time, we do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions that we use to calculate our allowance for doubtful accounts.

Accounting for Business Combinations. Whenever we acquire a business, significant estimates are required to complete the accounting for the transaction. For any material acquisitions, we hire independent valuation experts familiar with purchase accounting issues and we work with them to ensure that all identifiable tangible and intangible assets are properly identified and assigned appropriate values. Because estimating the fair value of certain assets acquired requires significant management judgment and our use of estimates impact our reported assets, we believe the accounting estimates related to purchase accounting are critical accounting estimates.

Goodwill and Intangible Assets. We review amortizable intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable, in accordance with US GAAP. If such a review should indicate the carrying amount of amortizable intangible assets is not recoverable, we reduce the carrying amount of such assets to fair value. We review non-amortizable intangible assets for impairment annually as of March 31, or more frequently if circumstances dictate, in accordance with US GAAP. No impairment of intangible assets was required for the year ended June 30, 2009 or for the three months ended September 30, 2009.

Goodwill represents the excess of the purchase price paid and liabilities assumed over the estimated fair market value of assets acquired and identifiable intangible assets. Goodwill is tested for impairment annually as of March 31, or when there is a triggering event, in accordance with US GAAP. No impairment of goodwill was required for the year ended June 30, 2009 or for the three months ended September 30, 2009.

Impairment of Long-Lived Assets. We periodically evaluate the carrying value of depreciable and amortizable long-lived assets whenever events or changes in circumstances indicate the carrying amount may not be fully recoverable in accordance with US GAAP. If the total of the expected future undiscounted cash flows is less than the carrying amount of the assets, a loss is recognized if the carrying value of the assets exceeds their fair value, which is determined based on quoted market prices in active markets, if available, prices of other similar assets, or other valuation techniques. There were no impairment charges recorded by the Company for the year ended June 30, 2009 or for the three months ended September 30, 2009.

Consolidated Results of Operations

Results for the three months ended September 30, 2009 are not necessarily indicative of results for the entire fiscal year. The following table compares selected financial data from the Condensed Consolidated Statements of Income for the three months ended September 30, 2009 and 2008 (dollars in thousands, except per share amounts):

	For the Three Months Ended September 30,
	2009		2008
	Dollars	Percent	Dollars	Percent
Net sales	$77,470	100.0%	$73,577	100.0%
Cost of sales (1)	49,566	64.0%	46,658	63.4%
Gross profit	27,904	36.0%	26,919	36.6%
Selling, general and administrative expenses (2)	19,150	24.7%	18,254	24.8%
Operating profit	8,754	11.3%	8,665	11.8%
Other expense (3)	509	0.7%	640	0.9%
Income tax provision	3,186	4.1%	2,964	4.0%
Net income	$5,059	6.5%	$5,061	6.9%

Net income per share – basic	$0.41		$0.41
Net income per share - diluted	$0.37		$0.35

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

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Net Sales. Net sales for the quarter ended September 30, 2009 were $77.5 million compared to $73.6 million for the quarter ended September 30, 2008, an increase of $3.9 million, or 5.3%. The following schedule provides the components of net sales:

	For the Three Months Ended September 30,
	2009	2008
	(in thousands)
Sporting goods equipment	$47,202	$44,572
Soft goods	26,581	24,994
Freight	3,687	4,011
Net sales	$77,470	$73,577

Sporting goods equipment sales and the sales of soft goods each increased 5.9% and 6.3%, respectively, for the quarter ended September 30, 2009 as compared to the quarter ended September 30, 2008. The increases are primarily due to increased penetration into the government sector, the business to consumer internet segment, success in our new customer prospecting initiatives and the integration of the three new team dealer operations. Freight billed to our customers declined 8.1% year-over-year as we increased our free freight promotions to stimulate customer orders. We believe there may be continuing customer budgetary and competitive market pressures resulting in revenue challenges as our economy moves through and out of the current recession.

Gross Profit. Gross profit for the quarter ended September 30, 2009 increased $1.0 million to $27.9 million, or 36.0% of net sales, compared with $26.9 million, or 36.6% of net sales, for the quarter ended September 30, 2008. Sporting goods equipment and soft goods gross profit as a percentage of net sales decreased 0.5% and 0.8%, respectively, for the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008. Freight costs were $1.1 million and $0.9 million, respectively, in excess of freight revenues for the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008. These decreases in gross profit percentages are the result of aggressive pricing and promotional programs used to increase sales in response to the current challenging competitive market pressures. We believe the continuing competitive and customer budgetary challenges discussed above may continue to challenge our ability to improve gross profit as a percentage of net sales as our economy moves through and out of the current recession.

The components of cost of sales and gross profit as a percentage of net sales are as follows:

	For the Three Months Ended September 30,
	2009		2008
	Cost of Sales (thousands)	Gross Profit as % of Net Sales	Cost of Sales (thousands)	Gross Profit as % of Net Sales	Change in Gross Profit %
Sporting goods equipment	$27,758	41.2%	$25,971	41.7%	(0.5)%
Soft goods	16,982	36.1%	15,783	36.9%	(0.8)%
Freight costs	4,826		4,904
Cost of sales	$49,566	36.0%	$46,658	36.6%	(0.6)%

The acquisition and manufacturing costs of inventories, the cost of shipping and handling (freight costs) and any decrease in the value of inventories due to obsolescence or lower of cost or market adjustments are included in the determination of cost of sales. Cost of sales for the quarter ended September 30, 2009 was $49.6 million, or 64.0% of net sales, compared to $46.7 million, or 63.4% of net sales, for the fiscal quarter ended September 30, 2008.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses for the quarter ended September 30, 2009 were $19.2 million, or 24.7% of net sales, compared with $18.3 million, or 24.8% of net sales, for the quarter ended September 30, 2008. The increase in SG&A expenses was primarily attributable to $0.4 million of SG&A expenses related to the increased operating costs from the June 2009 and July 2009 acquisitions of the three new team dealer operations and a $0.4 million increase in stock-based compensation related to the awards issued in June 2009 on an accelerated vesting schedule in lieu of cash bonuses.

Operating Profit. Operating profit for the quarter ended September 30, 2009 increased to $8.8 million, or 11.3% of net sales, compared to operating profit of $8.7 million, or 11.8% of net sales, for the quarter ended September 30, 2008. The $0.1 million increase in operating profit was attributable to the increase in gross profit of $1.0 million being partially offset by increased SG&A expenses of $0.9 million.

Other Expense. Other expense was $0.5 million for the quarter ended September 30, 2009, compared to $0.6 million for the quarter ended September 30, 2008. The table below shows the components of other expense.

	For the Three Months Ended September 30,
	2009	2008	Change
	(in thousands)
Interest income	$17	$77	$(60)
Interest expense	(415)	(676)	261
Amortization of debt issuance costs	(111)	(209)	98
Accelerated amortization of debt issuance costs due to the early termination of Notes	–	(102)	102
Gain on early retirement of Notes	–	250	(250)
Other income	–	20	(20)
Total other expense	$(509)	$(640)	$131

During the three months ended September 30, 2008, we repurchased $5.5 million of Notes, as defined below, before their maturity date and accordingly expensed $0.1 million of related unamortized debt issuance costs and recognized $0.3 million of gain on the early retirement of the Notes. No similar repurchases were made during the three months ended September 30, 2009.

At September 30, 2009, we had no balance outstanding under the New Credit Agreement, as defined below, and $28.9 million of Notes outstanding. We will continue to incur 5.75% interest expense per annum plus the amortization of the remaining $0.1 million of debt issuance costs on the $28.9 million of Notes until the Notes mature December 1, 2009. Other ongoing interest expense will depend on borrowings under the New Credit Agreement and other notes payable.

Income Taxes. Income tax expense for the quarter ended September 30, 2009 was $3.2 million, approximately 38.6% of our income before income taxes, compared to income tax expense of $3.0 million, approximately 36.9% of our income before income taxes, for the quarter ended September 30, 2008. The increase in tax expense is primarily due to the increase in operating profit before tax. The increase in the effective tax rate is due to a $0.1 million benefit recorded in the quarter ended September 30, 2008.

Net Income. Net income for the quarters ended September 30, 2009 and 2008 was $5.1 million, respectively.

Liquidity and Capital Resources

The Company’s primary sources of liquidity and capital resources are its operating cash flow, working capital, New Credit Agreement and Notes. Each is discussed below.

Liquidity

Cash and cash equivalents increased $6.0 million during the three months ended September 30, 2009 due primarily to $6.5 million cash generated by operations. Net cash flows for the three month periods ended September 30, 2009 and 2008 are summarized below.

	Three Months Ended September 30,
	2009	2008
	(in thousands)
Operating activities	$6,456	$4,050
Investing activities	(298)	(193)
Financing activities	(181)	(5,339)

Operating Activities. Net cash flows from operating activities was $6.5 million for the three months ended September 30, 2009, as compared to $4.1 million for the three months ended September 30, 2008, and resulted primarily from net income generated, non-cash charges related to depreciation, amortization, stock-based compensation and taxes, and increases and decreases in working capital.

Increases in operating cash flows during the three months ended September 30, 2009 were attributable to:

•	Net income of $5.1 million;

•	A $4.0 million decrease in inventories due to inventories sold during the first quarter and improvements in managing inventories;

•
A $5.3 million net increase in accounts payable and accrued liabilities, which was primarily due to the liabilities related to goods purchased to fulfill the drop ship sales made during September 2009; and

•	A $3.2 million increase in taxes payable due to the timing of our estimated tax payments.

These increases in operating cash flows were partially offset by a $12.6 million increase in accounts receivable from June 30, 2009 to September 30, 2009 due to the cyclical nature of our accounts receivable during the first quarter of our fiscal year.

Increases in operating cash flows during the three months ended September 30, 2008 were attributable to:

•	Net income of $5.1 million;

•	A $0.7 million decrease in inventories due to inventories sold during the first quarter and improvements in managing inventories;

•
A $5.3 million net increase in accounts payable and accrued liabilities, which was primarily due to the liabilities related to goods purchased to fulfill the drop ship sales made during September 2008; and

•	A $1.6 million increase in taxes payable due to the timing of our estimated tax payments.

Decreases in operating cash flows during the three months ended September 30, 2008 were attributable to:

•	A $9.2 million increase in accounts receivable from June 30, 2008 to September 30, 2008 due to the cyclical nature of our accounts receivable during the first quarter of our fiscal year; and

•	An increase in prepaid expenses and other assets of $1.1 million due to $1.3 million of prepaid advertising costs related to unamortized catalog expenses as of September 30, 2008.

Investing Activities. Net cash used in investing activities during the three months ended September 30, 2009 and three months ended September 30, 2008 were $0.3 million and $0.2 million, respectively, and consisted primarily of purchases of computer equipment and software. Investing activities during the three months ended September 30, 2009 also included the acquisition of a team dealer operation.

Financing Activities. Net cash used in financing activities during the three months ended September 30, 2009 was $0.2 million, compared to net cash used in financing activities of $5.3 million during the three months ended September 30, 2008. During the three months ended September 30, 2008, we used cash on hand to retire, at a $0.3 million discount, $5.5 million of Notes. At September 30, 2009, we had no balance outstanding under the New Credit Agreement.

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

During the year ended June 30, 2009, the Company used cash on hand and proceeds from the Revolving Facility to repurchase approximately $21.1 million of the Notes. The Notes were repurchased in private transactions, as described below. The retired Notes were repurchased at a discounted price of approximately 93.2% of face value and resulted in a non-cash, pre-tax gain on early retirement of debt of approximately $1.4 million. The remaining balance of Notes are due December 1, 2009. This maturity date requires the $28.9 million balance of outstanding Notes to be classified as a current liability on the Company’s September 30, 2009 and June 30, 2009 balance sheets.

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

On June 19, 2009, the Company entered into Amendment No. 1 to the New Credit Agreement, which permits the Company to make acquisitions up to $2.0 million in the aggregate and subject to certain conditions, prior to the maturity of the Notes.

On July 30, 2009, the Company entered into Amendment No. 2 to the New Credit Agreement, which permits the Company to make acquisitions up to $5.0 million in the aggregate and subject to certain conditions, prior to the maturity of the Notes.

At September 30, 2009, the Company had no balance outstanding under the New Credit Agreement, thereby leaving the Company with $40.0 million of availability under the terms of the New Credit Agreement. At September 30, 2009, the Company was in compliance with all of its financial covenants under the New Credit Agreement.

The Company may experience periods of higher borrowings under the New Credit Agreement due to the seasonal nature of its business cycle. If the Company refinances the Notes and was to actively seek expansion through future acquisitions and/or joint ventures, then the success of such efforts may require additional bank debt, or public or private sales of debt or equity securities. While neither the conversion nor refinancing of the Notes would have a material impact on our operations, the conversion of the Notes into shares of the Company’s stock would lower our leverage and increase the number of shares outstanding of our common stock.

We believe the Company’s borrowings under the New Credit Agreement, cash on hand, and cash flows from operations will satisfy its respective short-term and long-term liquidity requirements. The Notes mature on December 1, 2009. In the absence of the Notes converting into shares of the Company’s common stock, it is the Company’s intent to pay off as much of the Notes as possible with cash flows from operations and refinance the remaining balance under the New Credit Agreement, which matures in February 2012. Interest rates under the New Credit Agreement are currently lower than the 5.75% interest rate on the Notes.

Long-Term Financial Obligations and Other Commercial Commitments

The following table summarizes the outstanding borrowings and long-term contractual obligations of the Company at September 30, 2009, and the effects such obligations are expected to have on liquidity and cash flows in future periods.

	Payments due by 12 month Period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Long-term debt, including current portion	$28,882	$28,882	$–	$–	$–
Operating leases	5,115	2,959	2,145	11	–
Interest expense on long-term debt	830	830	–	–	–
Total contractual cash obligations	$34,827	$32,671	$2,145	$11	$–

Purchase Commitments. The Company currently has no purchase commitments other than purchase orders issued in the ordinary course of business.

Long-Term Debt (including current portion) and Advances Under Credit Facilities. As of September 30, 2009, we had $28.9 million in Notes outstanding. The Company maintains the New Credit Agreement with Bank of America, N.A. Outstanding advances under the New Credit Agreement totaled $0 as of September 30, 2009.

Operating Leases. We lease property and equipment, manufacturing and warehouse facilities, and office space under non-cancellable leases. Certain of these leases obligate us to pay taxes, maintenance and repair costs. At September 30, 2009, the total future minimum lease payments under various operating leases we are a party to totaled approximately $5.1 million and are payable through fiscal 2014.

Off-Balance Sheet Arrangements. We do not utilize off-balance sheet financing arrangements.

Subsequent Events

On September 28, 2009, the Company announced that its Board of Directors approved and declared a quarterly cash dividend of $0.025 per share on the Company's common stock for the first quarter of fiscal 2010, which ended September 30, 2009. The quarterly cash dividend is payable on October 30, 2009, to all stockholders of record on the close of business on October 12, 2009.

The Company evaluated its September 30, 2009 condensed consolidated financial statements for subsequent events through November 4, 2009, the date the financial statements were issued, and is not aware of any other subsequent events that would require recognition or disclosure in its condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rates. Changes in interest rates would affect the fair value of our fixed rate debt instruments but would not have an impact on our earnings or cash flow. At September 30, 2009, we had $28.9 million of fixed rate debt instruments outstanding and no variable rate debt outstanding. Our revolving credit facility carries a variable interest rate. Should we incur borrowings under our revolving credit facility, a fluctuation of 100 basis points in interest rates, which are tied to LIBOR, would affect our pretax earnings and cash flows by $10 thousand for each $1.0 million outstanding for 12 months, but would not affect the fair value of the variable rate debt.

At September 30, 2009, up to $40.0 million of variable rate borrowings were available under our revolving credit facility. We may use derivative financial instruments, where appropriate, to manage our interest rate risk. However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes. At September 30, 2009, the Company had no such derivative financial instruments outstanding.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in §240.13a–15(e) or §240.15d–15(e) of the General Rules and Regulations of the Securities Exchange Act of 1934, as amended (the “1934 Act”)) as of the end of the period covered by this Quarterly Report. Based on that evaluation, management, including the CEO and CFO, has concluded that, as of September 30, 2009, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. Sport Supply Group’s management, with the participation of Sport Supply Group’s CEO and CFO, has evaluated whether any change in Sport Supply Group’s internal control over financial reporting occurred during the three months ended September 30, 2009. Based on its evaluation, management, including the CEO and CFO, has concluded that there has been no change in Sport Supply Group’s internal control over financial reporting during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Statement Regarding Forward-Looking Disclosure

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if never materialized or are proven incorrect, could cause the results of Sport Supply Group and its consolidated subsidiaries to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of net sales, gross profit margin, expenses, earnings or losses from operations, synergies or other financial items, including statements regarding ability and manner of satisfying short-term and long-term liquidity requirements; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include Sport Supply Group’s ability to integrate acquired businesses, global and domestic political and economic conditions, competitive conditions in our industry, reduced product demand, increased product costs, reductions in school, municipal, state and national government budgets, financial market performance, the ability to obtain future financing given the current state of the credit and capital markets and other risks that are described herein, as well as those items described from time to time in Sport Supply Group’s SEC filings, including Sport Supply Group’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009. Sport Supply Group cautions that the foregoing list of important factors is not all encompassing. Any forward-looking statements included in this report are made as of the date of filing of this report with the SEC, and we assume no obligation and do not intend to update these forward-looking statements.

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

Item 6.   Exhibits.

A.           Exhibits.  The following exhibits are filed as part of this report:

Exhibit Number	Description	Incorporated by Reference From
3.1	Certificate of Incorporation of the Registrant.	Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed on September 9, 1999.

3.1.1	Certificate of Amendment to Certificate of Incorporation of the Registrant.	Exhibit 3.10 to the Registrant’s Registration Statement on Form SB-2 (No. 333-34294) originally filed on April 7, 2000.

3.1.2	Amendment to Certificate of Incorporation of the Registrant.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2007.

3.2	By-Laws of the Registrant.	Exhibit 2 to the Registrant’s Registration Statement on Form 8-A filed on September 9, 1999.

3.2.1	Amendment to the Bylaws of the Registrant.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 14, 2007.

3.2.2	Amendment to the Bylaws of the Registrant.	Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on July 2, 2007.

4.1	Specimen Certificate of Common Stock, $0.01 par value, of the Registrant.	Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed on September 13, 2007.

4.2	Indenture, dated as of November 26, 2004, by and between the Registrant and The Bank of New York Trust Company N.A., as Trustee.	Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on November 29, 2004.

4.3	Form of 5.75% Convertible Senior Subordinated Note Due 2009 (included in Section 2.2 of Exhibit 4.2 to this report).	Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on November 29, 2004.

10.15.1	Lease Extension, dated October 1, 2009, by and between First American Bank and Salkeld & Sons, Inc.*

31.1	Certification of Adam Blumenfeld pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of John E. Pitts pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Adam Blumenfeld and John E. Pitts pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SPORT SUPPLY GROUP, INC.

Dated: November 4, 2009	/s/ Adam Blumenfeld
Adam Blumenfeld, Chief Executive Officer

/s/ John E. Pitts
John E. Pitts, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed as part of this report:

Exhibit Number	Description	Incorporated by Reference From
3.1	Certificate of Incorporation of the Registrant.	Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed on September 9, 1999.

3.1.1	Certificate of Amendment to Certificate of Incorporation of the Registrant.	Exhibit 3.10 to the Registrant’s Registration Statement on Form SB-2 (No. 333-34294) originally filed on April 7, 2000.

3.1.2	Amendment to Certificate of Incorporation of the Registrant.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2007.

3.2	By-Laws of the Registrant.	Exhibit 2 to the Registrant’s Registration Statement on Form 8-A filed on September 9, 1999.

3.2.1	Amendment to the Bylaws of the Registrant.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 14, 2007.

3.2.2	Amendment to the Bylaws of the Registrant.	Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on July 2, 2007.

4.1	Specimen Certificate of Common Stock, $0.01 par value, of the Registrant.	Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed on September 13, 2007.

4.2	Indenture, dated as of November 26, 2004, by and between the Registrant and The Bank of New York Trust Company N.A., as Trustee.	Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on November 29, 2004.

4.3	Form of 5.75% Convertible Senior Subordinated Note Due 2009 (included in Section 2.2 of Exhibit 4.2 to this report).	Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on November 29, 2004.

10.15.1	Lease Extension, dated October 1, 2009, by and between First American Bank and Salkeld & Sons, Inc.*

31.1	Certification of Adam Blumenfeld pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of John E. Pitts pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Adam Blumenfeld and John E. Pitts pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith
**	Furnished herewith