Form 10-Q
period 2009-12-31
SPORT SUPPLY GROUP, INC.
filed 2010-02-03
CIK 828747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)
☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2009

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

As of February 3, 2010, there were 12,472,506 shares of the issuer’s common stock outstanding.

SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

PART  I. FINANCIAL INFORMATION
Item 1.   Consolidated Financial Statements.

SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share amounts)

	December 31, 2009	June 30, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,015	$10,743
Accounts receivable, net of allowance for doubtful accounts of
$1,536 and $1,457, respectively	32,452	32,276
Inventories	28,900	33,872
Current portion of deferred income taxes	4,040	4,040
Prepaid income taxes	1,221	1,828
Prepaid expenses and other current assets	2,369	1,821
Total current assets	70,997	84,580
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $10,093 and $9,128, respectively	7,855	8,504
DEFERRED DEBT ISSUANCE COSTS, net of accumulated amortization of $46 and $1,823, respectively	111	291
INTANGIBLE ASSETS, net of accumulated amortization of $5,550 and $5,195, respectively	5,872	6,226
GOODWILL	53,525	53,426
OTHER ASSETS, net	76	76
Total assets	$138,436	$153,103

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$19,448	$20,132
Accrued liabilities	8,551	7,602
Dividends payable	313	311
Current portion of long-term debt	24	28,892
Total current liabilities	28,336	56,937
DEFERRED INCOME TAX LIABILITIES	4,257	4,331
NOTES PAYABLE AND OTHER LONG-TERM DEBT	6,900	–
Total liabilities	39,493	61,268
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; no shares issued	–	–
Common stock, $0.01 par value, 50,000,000 shares authorized;
12,557,641 and 12,490,756 shares issued and 12,454,015 and 12,386,830 shares outstanding, respectively	126	125
Additional paid-in capital	68,276	66,526
Retained earnings	31,344	25,987
Treasury stock at cost, 103,626 and 103,926 shares, respectively	(803)	(803)
Total stockholders' equity	98,943	91,835

Total liabilities and stockholders' equity	$138,436	$153,103

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Net sales	$55,529	$53,175	$132,999	$126,752
Cost of sales	35,499	34,443	85,065	81,101

Gross profit	20,030	18,732	47,934	45,651

Selling, general and administrative expenses	18,187	17,273	37,337	35,527

Operating profit	1,843	1,459	10,597	10,124

Other income (expense):
Interest income	25	40	42	117
Interest expense	(366)	(926)	(893)	(1,914)
Gain on early retirement of Notes	–	1,192	–	1,443
Other income (expense)	–	(21)	1	–

Total other income (expense), net	(341)	285	(850)	(354)

Income before income taxes	1,502	1,744	9,747	9,770

Income tax provision	580	692	3,766	3,657

Net income	$922	$1,052	$5,981	$6,113

Weighted average number of shares outstanding:
Basic	12,483,542	12,444,198	12,469,516	12,436,224
Diluted	12,720,985	12,912,607	14,276,549	15,315,960

Net income per share common stock – basic	$0.07	$0.08	$0.48	$0.49
Net income per share common stock – diluted	$0.07	$0.04	$0.46	$0.41

Dividends declared per share common stock	$0.025	$0.00	$0.05	$0.025

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,981	$6,113
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Provision for uncollectible accounts receivable	500	498
Depreciation and amortization	1,323	1,420
Amortization of deferred debt issuance costs	190	686
Gain on early retirement of Notes	–	(1,443)
Deferred income taxes	(74)	78
Stock-based compensation expense	1,389	569
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable	(677)	(1,076)
Inventories	5,085	(1,666)
Prepaid expenses and other current assets	(549)	(705)
Other assets, net	–	22
Accounts payable	(681)	(4,224)
Income taxes payable / prepaid income taxes	607	(1,389)
Accrued liabilities and accrued interest	807	(1,544)
Net cash provided by (used in) operating activities:	13,901	(2,661)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(322)	(330)
Proceeds from disposals of property and equipment	52	–
Cash used in business acquisitions	(121)	–
Net cash used in investing activities:	(391)	(330)

CASH FLOWS FROM FINANCING ACTIVITIES:
Retirement of long term debt	(28,856)	(19,701)
Deferred debt issuance cost	(10)	–
Proceeds from line of credit	13,100	15,213
Payments on notes payable and line of credit	(6,212)	(9,829)
Payment of dividends	(622)	(620)
Tax benefit related to the exercise of stock options	74	249
Proceeds from issuance of common stock	288	230
Net cash used in financing activities:	(22,238)	(14,458)

Net change in cash and cash equivalents	(8,728)	(17,449)
Cash and cash equivalents, beginning of period	10,743	20,531
Cash and cash equivalents, end of period	$2,015	$3,082

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$838	$1,345
Cash paid for income taxes	$3,197	$4,807

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

2.  Net Sales:

The Company’s net sales to external customers are attributable to sales of sporting goods equipment and soft good athletic apparel and footwear products (“soft goods”), as well as freight, through the Company’s catalog and team dealer divisions. The following table details the Company’s consolidated net sales by these product groups and divisions for the three and six months ended December 31, 2009 and 2008:

	Three Months Ended December 31,
	2009			2008
	Catalog Group	Team Dealer	Total	Catalog Group	Team Dealer	Total
	(in thousands)
Sporting goods equipment	$22,650	$5,153	$27,803	$23,164	$4,707	$27,871
Soft goods	1,483	23,554	25,037	1,238	21,222	22,460
Freight	1,676	1,013	2,689	1,889	955	2,844
Net sales	$25,809	$29,720	$55,529	$26,291	$26,884	$53,175

	Six Months Ended December 31,
	2009			2008
	Catalog Group	Team Dealer	Total	Catalog Group	Team Dealer	Total
	(in thousands)
Sporting goods equipment	$59,680	$15,324	$75,004	$57,492	$14,952	$72,444
Soft goods	3,809	47,810	51,619	3,065	44,388	47,453
Freight	4,114	2,262	6,376	4,685	2,170	6,855
Net sales	$67,603	$65,396	$132,999	$65,242	$61,510	$126,752

3.  Inventories:

Inventories are carried at the lower of cost or market using the weighted-average cost method for items purchased for resale and the average cost method for manufactured items.

Inventories at December 31, 2009 and June 30, 2009 consisted of the following:

	December 31, 2009	June 30, 2009
	(in thousands)
Raw materials	$1,786	$1,898
Work in progress	107	200
Finished goods	27,007	31,774
Inventories	$28,900	$33,872

4.  Allowance for Doubtful Accounts:

Changes in the Company’s allowance for doubtful accounts for the six months ended December 31, 2009 and the fiscal year ended June 30, 2009, are as follows:

	Six Months Ended	Fiscal Year Ended
	December 31, 2009	June 30, 2009
	(in thousands)
Balance at beginning of period	$1,457	$1,320
Provision for uncollectible accounts receivable	500	851
Accounts written off, net of recoveries	(421)	(714)
Balance at end of period	$1,536	$1,457

5.  Accrued Liabilities:

Accrued liabilities at December 31, 2009 and June 30, 2009 included the following:

	December 31, 2009	June 30, 2009
	(in thousands)
Accrued compensation and benefits	$3,417	$2,639
Customer deposits	1,544	1,582
Taxes other than income taxes	1,777	1,700
Other	1,813	1,681
Total accrued liabilities	$8,551	$7,602

6.  Long-Term Debt and Line of Credit:

During the fiscal quarter ended December 31, 2004, the Company issued $50.0 million principal amount of 5.75% Convertible Senior Subordinated Notes that matured December 1, 2009 (the “Notes”).

During the year ended June 30, 2009, the Company used cash on hand and proceeds from the Revolving Facility, as defined below, to retire $21.1 million of the Notes for approximately $19.7 million, resulting in a gain on the early retirement of Notes of approximately $1.4 million. As of June 30, 2009, the $28.9 million balance of Notes outstanding was classified as a current liability on the Company’s consolidated balance sheet.

The Notes were paid in full on the December 1, 2009 maturity date. The Company used cash on hand and borrowed $8.3 million under the New Credit Agreement, as defined below, to pay off the Notes and related accrued interest. As a result of the retirement of the Notes and the expiration of the Company’s contractual obligation to maintain the effectiveness of the registration statement for the Notes, the Company filed Post-Effective Amendment No. 1 to Form S-3 (the “Post-Effective Amendment”) on December 17, 2009 to remove from registration all Notes and all shares of Common Stock registered for issuance under the registration statement that remained unsold as of the date of the Post-Effective Amendment. The Post-Effective Amendment was declared effective December 22, 2009.

The Company’s principal external source of liquidity is its credit agreement, dated as of February 9, 2009, with Bank of America, N.A., as administrative agent, swing line lender, letter of credit issuer, sole lead arranger and sole book manager (the “New Credit Agreement”), which is collateralized by substantially all of the assets of the Company and its wholly-owned subsidiaries.

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

On June 19, 2009, the Company entered into Amendment No. 1 to the New Credit Agreement, which permitted the Company to make acquisitions up to $2.0 million in the aggregate and subject to certain conditions, prior to the repayment of the Notes on December 1, 2009.

On July 30, 2009, the Company entered into Amendment No. 2 to the New Credit Agreement, which permitted the Company to make acquisitions up to $5.0 million in the aggregate and subject to certain conditions, prior to the repayment of the Notes on December 1, 2009.

At December 31, 2009, the Company had $6.9 million outstanding under the New Credit Agreement, leaving the Company with $27.0 million of availability under the terms of the New Credit Agreement based on eligible accounts receivable and inventories. At December 31, 2009, the Company was in compliance with all of its financial covenants under the New Credit Agreement.

Notes payable and other long-term debt at December 31, 2009 and June 30, 2009 consisted of the following:

	December 31, 2009	June 30, 2009
	(in thousands)
New Credit Agreement	$6,900	$–
Notes	–	28,856
Other notes payable	24	36
Total notes payable	6,924	28,892
Less current portion	(24)	(28,892)
Notes payable and other long-term debt	$6,900	$–

As of December 31, 2009, the New Credit Agreement is classified as a non-current liability due to the February 8, 2012 maturity date.

7.  Income Per Share:

The table below outlines the determination of the number of diluted shares of common stock used in the calculation of diluted earnings per share as well as the calculation of diluted earnings per share for the periods presented:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
	(in thousands except share and per share data)
Numerator:
Net income	$922	$1,052	$5,981	$6,113
Effect of Notes	–	(528)	524	209
Diluted income	$922	$524	$6,505	$6,322

Denominator:
Basic weighted average shares outstanding	12,483,542	12,444,198	12,469,516	12,436,224
Add effect of:
Stock options	237,443	41,999	169,191	95,256
Notes	–	426,410	1,637,842	2,784,480
Diluted weighted average shares outstanding	12,720,985	12,912,607	14,276,549	15,315,960

Basic income per share	$0.07	$0.08	$0.48	$0.49

Diluted income per share	$0.07	$0.04	$0.46	$0.41

For the three months ended December 31, 2009 and 2008, stock options to purchase 323,120 and 1,376,885 shares, respectively, and for the six months ended December 31, 2009 and 2008, stock options to purchase 475,987 and 960,012 shares, respectively, were excluded in the computations of diluted income per share because their effect was anti-dilutive.

For the three months ended December 31, 2009 and 2008, the assumed conversion of the Notes into 1,969,693 shares and 2,612,224 shares, respectively, is not included in the diluted weighted average shares. During the six months ended December 31, 2008, the assumed conversion of the Notes into 628,489 shares was not included in the diluted weighted average shares. These shares were not included in the diluted weighted average shares because under the if-converted method of US GAAP, they were anti-dilutive. During the six months ended December 31, 2009, the assumed conversion of the Notes into 1,969,693 shares was dilutive and is included in the weighted average share calculation above until their December 1, 2009 maturity date.

During the three and six months ended December 31, 2008, the Company used available cash on hand and proceeds from the Revolving Facility to retire $15.6 million and $21.1 million, respectively of Notes. No similar early retirements were made during the three and six months ended December 31, 2009.

On July 1, 2009, the Company adopted the provisions of Accounting Standards Codification Topic 260, Earnings Per Share, related to determining whether instruments granted in share-based payment transactions are participating securities. Under the provisions, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents will be considered participating securities and will be included in the computation of both basic and diluted earnings per share. The Company restated prior period basic and diluted earnings per share to include such outstanding unvested restricted shares of its common stock in the basic weighted average shares outstanding calculation. Upon adoption, there was no change in basic and diluted income per share for the three and six months ended December 31, 2008.

8.  Stockholders’ Equity:

Changes in stockholders’ equity during the six months ended December 31, 2009, were as follows:

(in thousands)
Stockholders’ equity at June 30, 2009	$91,835
Issuance of stock for cash	288
Stock-based compensation	1,389
Tax benefit related to the exercise of stock options	74
Net income	5,981
Dividends declared	(624)
Stockholders’ equity at December 31, 2009	$98,943

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

10.   Subsequent Events:

On December 17, 2009, the Company announced that its Board of Directors approved and declared a quarterly cash dividend of $0.025 per share on the Company's common stock for the second quarter of fiscal 2010, which ended December 31, 2009. The quarterly cash dividend was paid on January 29, 2010, to all stockholders of record on the close of business on January 12, 2010.

The Company evaluated its December 31, 2009 condensed consolidated financial statements for subsequent events through February 3, 2010, the date the financial statements were issued, and is not aware of any other subsequent events that would require recognition or disclosure in its condensed consolidated financial statements.

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

Historically, sales of our sporting goods have experienced seasonal fluctuations. This seasonality causes our financial results to vary from quarter to quarter, which usually results in lower net sales and operating profit in the second quarter of our fiscal year (October through December) and higher net sales and operating profit in the remaining quarters of our fiscal year. We attribute this seasonality primarily to the budgeting procedures of our customers and the seasonal demand for our products, which have historically been driven by fall, spring and summer sports. Generally, between the months of October and December of each fiscal year, there is a lower level of sports activity at our non-retail institutional customer base, a higher degree of adverse weather conditions and a greater number of school recesses and major holidays. We believe the operations of our team dealers, which have a greater focus on fall and winter sports, have reduced the seasonality of our financial results. We have also somewhat mitigated this sales reduction during the second quarter by marketing our products through the websites of large retailers. Retail customers order the products from the retailers’ websites and we ship the products to the retailers’ customers.

Executive Overview

The sporting goods industry can be greatly affected by macroeconomic factors, including changes in global, national, regional and local economic conditions, as well as consumers’ perceptions of such economic factors. The United States is in the second year of a recession. The deteriorating economy and turbulent financial and credit markets have continued to result in further eroded consumer confidence, increased unemployment and continuing real estate foreclosures. In addition, government tax revenues have decreased, and school districts, cities, counties and state governments continue to experience budget constraints and shortfalls. Actions taken or currently under consideration by the federal government designed to stimulate the economy could soften the impact of the recession. There remains the possibility, however, that sporting goods sales and gross margins may be adversely impacted as our country’s economy moves through and recovers from the current recession.

As part of our strategy to increase our market penetration and limit the possible impact the current economy may have on our business, we acquired three businesses that have been fully integrated into our team dealer operations. On June 24, 2009, we purchased the assets of Webster’s Team Sports located in Florida. On June 30, 2009, we acquired the rights to Doerner’s Team Sports Division located in Indiana. On July 30, 2009, we acquired certain assets of Har-Bell Athletic Goods located in Missouri. These transactions expanded our road sales force in the respective geographic regions.

As we report the results of our second quarter ended December 31, 2009 and move into our third quarter ending March 31, 2010, institutional sporting goods customers and suppliers continue to face adverse economic pressures. We believe the Company is performing reasonably well in the current economic and competitive environment. For the three and six months ended December 31, 2009, we are reporting stable overall profit performance, realizing year-over-year revenue, gross profit, gross profit percentage and operating profit increases, while experiencing a decrease in our net income.

•
Net sales for the second quarter ended December 31, 2009 increased $2.4 million, or 4.4%, to $55.5 million. Net sales for the six months ended December 31, 2009 increased $6.2 million, or 4.9%, to $133.0 million. The net sales increases  were  primarily attributable to increased penetration into the government sector, our business to consumer internet business and the recent acquisitions of three team dealer operations.

•
Gross profit for the second quarter ended December 31, 2009 increased $1.3 million, or 6.9%, to $20.0 million. Gross profit for the six months ended December 31, 2009 increased $2.3 million, or 5.0%, to $47.9 million. As a percentage of net sales, gross profit increased 90 basis points to 36.1% for the three months ended December 31, 2009. Our gross profit percentage increase is primarily the result of fewer special discounts than those offered in the three months ended December 31, 2008. For the six months ended December 31, 2009, gross profit as a percentage of net sales remained flat at 36.0%.

•
Operating profit for the second quarter ended December 31, 2009 increased $0.4 million or 26.3%, to $1.8 million. Operating profit for the six months ended December 31, 2009 increased $0.5 million, or 4.7%, to $10.6 million. The increase in operating profit is primarily due to higher gross profit percentages and holding selling, general and administrative expenses consistent as a percentage of net sales.

•
Net income for the second quarter ended December 31, 2009 decreased $0.1 million, or 12.4%, to $0.9 million. Net income for the six months ended December 31, 2009 decreased $0.1 million, or 2.2%, to $6.0 million. The primary contributor to the reduction in net income is related to the gains realized on the early retirement of the Notes, as defined below, during fiscal year 2009. We recognized a $1.2 million gain and a $1.4 million gain on the early retirement of the Notes for the three and six months ended December 31, 2008, respectively.

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

We intend to navigate the present general economic downturn by remaining focused on improving areas within our control and on achieving further progress on three primary goals: maintaining a strong balance sheet; generating positive earnings growth before interest, taxes, depreciation and amortization (“EBITDA”); and positioning our business to capitalize on an economic recovery when it occurs. Consistent with these goals, in the past six months, among other things, we: (i) paid off the remaining $28.9 million of Notes, reducing our outstanding debt by $22.0 million and reducing our effective borrowing rate from 5.75% to 1.73% as of December 31, 2009; (ii) integrated three team dealer operations into our operations; (iii) maintained selling, general and administrative expenses at a consistent percentage of net sales; and (iv) implemented additional marketing programs designed to address our institutional customers’ needs and affordability concerns. Our key business strategies and plans for the remainder of fiscal 2010 will continue to reflect these priorities.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Certain of our accounting policies are particularly important to the portrayal of our consolidated financial position, results of operations and statements of cash flows included elsewhere in this Quarterly Report on Form 10-Q and require the application of significant judgment by us; as a result, they are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment to determine the appropriate assumptions to be used in the determination of certain estimates. These estimates are based on our historical experience, our observation of trends in the industry and information available from other outside sources, as appropriate, and have been historically accurate in all material respects and consistently applied. The estimates described below are reviewed from time to time and are subject to change if the circumstances so indicate. The effect of any such change is reflected in results of operations for the period in which the change is made.

Inventories. We adjust the value of our inventories to lower of cost or market, which includes write-downs for slow-moving or obsolete inventories.  Factors included in determining which inventories are slow-moving or obsolete include current and anticipated demand or customer preferences, merchandise aging, seasonal trends and decisions to discontinue certain products. Because most of our products have an extended life, we have not historically experienced significant occurrences of obsolescence. Inventory write-downs are recorded as a percentage of product revenues and evaluated at least quarterly based on the above factors.  We perform physical inventories at least once per year and cycle count the majority of inventory at our distribution centers at least once every six months.  Slow moving inventory and shrinkage can be impacted by internal factors such as the level of employee training and loss prevention programs and external factors such as the health of the overall economy and customer demand.

Our inventory adjustments for lower of cost or market provisions totaled $0.5 million and $0.4 million for the six months ended December 31, 2009 and 2008, respectively.  The increase in the inventory adjustments is due to the identification of additional excess and obsolete inventories during the six months ended December 31, 2009. We evaluate our inventory value each quarter based on the criteria discussed above.

A 10% change in our inventory write-downs for the six months ended December 31, 2009 would result in a change in our inventories of approximately $50 thousand and a change in pre-tax earnings by the same amount. Our adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual results if future economic conditions, consumer demand and competitive environments differ from our expectations. At this time, we do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions that we use to determine our inventory adjustments.

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

At December 31, 2009 and June 30, 2009, our total allowance for doubtful accounts remained at $1.5 million, but increased to approximately 4.5% of our December 31, 2009 accounts receivable as compared to 4.3% of our June 30, 2009 accounts receivable. This increase as a percent of accounts receivable is primarily attributable to the growth in our past due accounts receivable balances due to the cyclicality of the collection cycle. We evaluate our allowance for doubtful accounts each quarter based on the criteria discussed above.

A 10% change in our allowance for doubtful accounts at December 31, 2009 would result in a change in reserves of approximately $150 thousand and a change in pre-tax earnings by the same amount. Our reserves are estimates, which could vary significantly, either favorably or unfavorably, from actual results if future economic conditions or customer payment patterns differ from our expectations. At this time, we do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions that we use to calculate our allowance for doubtful accounts.

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

Goodwill and Intangible Assets. We review amortizable intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable, in accordance with US GAAP. If such a review should indicate the carrying amount of amortizable intangible assets is not recoverable, we reduce the carrying amount of such assets to fair value. We review non-amortizable intangible assets for impairment annually as of March 31, or more frequently if circumstances dictate, in accordance with US GAAP. No impairment of intangible assets was required for the year ended June 30, 2009 or for the six months ended December 31, 2009.

Goodwill represents the excess of the purchase price paid and liabilities assumed over the estimated fair market value of assets acquired and identifiable intangible assets. Goodwill is tested for impairment annually as of March 31, or when there is a triggering event, in accordance with US GAAP. No impairment of goodwill was required for the year ended June 30, 2009 or for the six months ended December 31, 2009.

Impairment of Long-Lived Assets. We periodically evaluate the carrying value of depreciable and amortizable long-lived assets whenever events or changes in circumstances indicate the carrying amount may not be fully recoverable in accordance with US GAAP. If the total of the expected future undiscounted cash flows is less than the carrying amount of the assets, a loss is recognized if the carrying value of the assets exceeds their fair value, which is determined based on quoted market prices in active markets, if available, prices of other similar assets, or other valuation techniques. There were no impairment charges recorded by the Company for the year ended June 30, 2009 or for the six months ended December 31, 2009.

Consolidated Results of Operations

Results for the three and six months ended December 31, 2009 are not necessarily indicative of results for the entire fiscal year. The following table compares selected financial data from the Condensed Consolidated Statements of Income for the three and six months ended December 31, 2009 and 2008 (dollars in thousands, except per share amounts):

	For the Three Months Ended December 31,				For the Six Months Ended December 31,
	2009		2008		2009		2008
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Net sales	$55,529	100.0%	$53,175	100.0%	$132,999	100.0%	$126,752	100.0%
Cost of sales (1)	35,499	63.9%	34,443	64.8%	85,065	64.0%	81,101	64.0%
Gross profit	20,030	36.1%	18,732	35.2%	47,934	36.0%	45,651	36.0%
Selling, general and administrative expenses (2)	18,187	32.8%	17,273	32.5%	37,337	28.1%	35,527	28.0%
Operating profit	1,843	3.3%	1,459	2.7%	10,597	7.9%	10,124	8.0%
Other income (expense) (3)	(341)	(0.6)%	285	0.5%	(850)	(0.6)%	(354)	(0.3)%
Income tax provision	580	1.0%	692	1.2%	3,766	2.8%	3,657	2.9%
Net income	$922	1.7%	$1,052	2.0%	$5,981	4.5%	$6,113	4.8%

Net income per share – basic	$0.07		$0.08		$0.48		$0.49
Net income per share - diluted	$0.07		$0.04		$0.46		$0.41

1)
Cost of sales includes the acquisition and manufacturing costs of inventory, the cost of shipping and handling (freight costs) and adjustments to reflect lower of cost or market, which includes write-downs for slow-moving or obsolete inventories.

2)
Selling, general and administrative expenses include employee salaries and related costs, advertising, depreciation and amortization, management information systems, purchasing, distribution warehouse costs, legal, accounting and professional fees, costs related to operating a public company and expenses related to managing the Company and operating our corporate headquarters.

3)	Other income (expense) includes interest expense and debt acquisition costs, net of interest income and gains realized from the early retirement of Notes.

Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008

Net Sales. Net sales for the quarter ended December 31, 2009 were $55.5 million compared to $53.1 million for the quarter ended December 31, 2008, an increase of $2.4 million, or 4.4%. The following schedule provides the components of net sales:

	For the Three Months Ended December 31,
	2009	2008
	(in thousands)
Sporting goods equipment	$27,803	$27,871
Soft goods	25,037	22,460
Freight	2,689	2,844
Net sales	$55,529	$53,175

Sales of soft goods increased 11.5% for the quarter ended December 31, 2009 as compared to the quarter ended December 31, 2008. The increase is primarily due to the success of integrating the three new team dealer operations as well as offering fewer product discounts. Sporting goods equipment sales for the quarter ended December 31, 2009 remained flat as compared to the quarter ended December 31, 2008. Freight billed to our customers declined 5.5% year-over-year as we increased our free freight promotions to stimulate customer orders. We believe there may be continuing customer budgetary and competitive market pressures resulting in revenue challenges as our economy moves through and out of the current recession.

Gross Profit. Gross profit for the quarter ended December 31, 2009 increased $1.3 million to $20.0 million, or 36.1% of net sales, compared with $18.7 million, or 35.2% of net sales, for the quarter ended December 31, 2008. Sporting goods equipment and soft goods gross profit as a percentage of net sales each increased 0.4% for the quarter ended December 31, 2009 compared to the quarter ended December 31, 2008. Freight costs were $0.7 million and $0.9 million, respectively, in excess of freight revenues for the quarter ended December 31, 2009 compared to the quarter ended December 31, 2008. The increases in gross profit percentages are the result of offering fewer product discounts. We believe the continuing competitive and customer budgetary challenges discussed above may challenge our ability to further improve gross profit as a percentage of net sales as our economy moves through and out of the current recession.

The components of cost of sales and gross profit as a percentage of net sales are as follows:

	For the Three Months Ended December 31,
	2009		2008
	Cost of Sales (thousands)	Gross Profit as % of Net Sales	Cost of Sales (thousands)	Gross Profit as % of Net Sales	Change in Gross Profit %
Sporting goods equipment	$16,278	41.5%	$16,424	41.1%	0.4%
Soft goods	15,809	36.9%	14,252	36.5%	0.4%
Freight costs	3,412		3,767
Cost of sales	$35,499	36.1%	$34,443	35.2%	0.9%

The acquisition and manufacturing costs of inventories, the cost of shipping and handling (freight costs) and any decrease in the value of inventories due to obsolescence or lower of cost or market adjustments are included in the determination of cost of sales. Cost of sales for the quarter ended December 31, 2009 was $35.5 million, or 63.9% of net sales, compared to $34.4 million, or 64.8% of net sales, for the quarter ended December 31, 2008.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses for the quarter ended December 31, 2009 were $18.2 million, or 32.8% of net sales, compared with $17.3 million, or 32.5% of net sales, for the quarter ended December 31, 2008. The increase in SG&A expenses was primarily attributable to $0.4 million of SG&A expenses related to the increased operating costs from the June 2009 and July 2009 acquisitions of the three new team dealer operations and a $0.4 million increase in stock-based compensation related to the awards issued in June 2009 on an accelerated vesting schedule in lieu of cash bonuses.

Operating Profit. Operating profit for the quarter ended December 31, 2009 increased to $1.8 million, or 3.3% of net sales, compared to $1.4 million, or 2.7% of net sales, for the quarter ended December 31, 2008. The $0.4 million increase in operating profit was attributable to the increase in gross profit of $1.3 million being partially offset by increased SG&A expenses of $0.9 million.

Other Income (Expense). Other expense was $0.3 million for the quarter ended December 31, 2009, compared to other income of $0.3 million for the quarter ended December 31, 2008. The table below shows the components of other income (expense).
	For the Three Months Ended December 31,
	2009	2008	Change
	(in thousands)
Interest income	$25	$40	$(15)
Interest expense	(287)	(524)	237
Amortization of debt issuance costs	(79)	(169)	90
Accelerated amortization of debt issuance costs due to the early retirement of Notes	–	(233)	233
Gain on early retirement of Notes	–	1,192	(1,192)
Other income (expense)	–	(21)	21
Total other income (expense)	$(341)	$285	$(626)

During the three months ended December 31, 2008, we repurchased $15.6 million of Notes before their maturity date and accordingly expensed $0.2 million of related unamortized debt issuance costs and recognized $1.2 million of gain on the early retirement of the Notes. No similar early repurchases were made during the three months ended December 31, 2009.

Interest expense decreased $0.2 million, or 45.2%, due to the December 1, 2009 maturity of the Notes. The Notes accrued interest at 5.75%. At December 31, 2009, we had $6.9 million outstanding under the New Credit Agreement, as defined below. Ongoing interest expense will depend on borrowings under the New Credit Agreement, which accrues interest at an effective rate of 1.73% as of December 31, 2009.

Income Taxes. Income tax expense for the quarter ended December 31, 2009 was $0.6 million, approximately 38.6% of our income before income taxes, compared to income tax expense of $0.7 million, approximately 39.7% of our income before income taxes, for the quarter ended December 31, 2008. The decrease in tax expense is primarily due to the decrease in operating profit before tax. The effective tax rate for the quarter ended December 31, 2008 was higher due to an update in our projected permanent differences.

Net Income. Net income for the quarters ended December 31, 2009 and 2008 was $0.9 million and $1.1 million, respectively.

Six Months Ended December 31, 2009 Compared to Six Months Ended December 31, 2008

Net Sales. Net sales for the six months ended December 31, 2009 were $133.0 million compared to $126.8 million for the six months ended December 31, 2008, an increase of $6.2 million, or 4.9%. The following schedule provides the components of net sales:

	For the Six Months Ended December 31,
	2009	2008
	(in thousands)
Sporting goods equipment	$75,004	$72,444
Soft goods	51,619	47,453
Freight	6,376	6,855
Net sales	$132,999	$126,752

Sporting goods equipment sales and the sales of soft goods increased 3.5% and 8.8%, respectively, for the six months ended December 31, 2009 as compared to the six months ended December 31, 2008. The increases are primarily due to increased penetration into the government sector, the business to consumer internet business and the integration of the three new team dealer operations. Freight billed to our customers declined 7.0% year-over-year as we increased our free freight promotions to stimulate customer orders. We believe there may be continuing customer budgetary and competitive market pressures resulting in revenue challenges as our economy moves through and out of the current recession.

Gross Profit. Gross profit for the six months ended December 31, 2009 increased $2.3 million to $47.9 million, or 36.0% of net sales, compared with $45.7 million, or 36.0% of net sales, for the six months ended December 31, 2008. Sporting goods equipment and soft goods gross profit as a percentage of net sales decreased 0.2% and 0.3%, respectively, for the six months ended December 31, 2009 compared to the six months ended December 31, 2008. Freight costs were $1.9 million and $1.8 million, respectively, in excess of freight revenues for the six months ended December 31, 2009 compared to the six months ended December 31, 2008. The decrease in our gross profit percentages for the six months ended December 31, 2009 was primarily a result of our first quarter pricing and promotional programs used to increase sales in response to the competitive market pressures we have experienced. This decrease was offset by the positive growth in our gross profit percentages in our second quarter. We believe the continuing competitive and customer budgetary challenges discussed above may continue to challenge our ability to improve gross profit as a percentage of net sales as our economy moves through and out of the current recession.

The components of cost of sales and gross profit as a percentage of net sales are as follows:

	For the Six Months Ended December 31,
	2009		2008
	Cost of Sales (thousands)	Gross Profit as % of Net Sales	Cost of Sales (thousands)	Gross Profit as % of Net Sales	Change in Gross Profit %
Sporting goods equipment	$44,036	41.3%	$42,395	41.5%	(0.2)%
Soft goods	32,791	36.4%	30,035	36.7%	(0.3)%
Freight costs	8,238		8,671
Cost of sales	$85,065	36.0%	$81,101	36.0%	–

The acquisition and manufacturing costs of inventories, the cost of shipping and handling (freight costs) and any decrease in the value of inventories due to obsolescence or lower of cost or market adjustments are included in the determination of cost of sales. Cost of sales for the six months ended December 31, 2009 was $85.1 million, or 64.0% of net sales, compared to $81.1 million, or 64.0% of net sales, for the six months ended December 31, 2008.

Selling, General and Administrative Expenses. SG&A expenses for the six months ended December 31, 2009 were $37.3 million, or 28.1 % of net sales, compared with $35.5 million, or 28.0% of net sales, for the six months ended December 31, 2008. The increase in SG&A expenses was primarily attributable to $0.7 million of SG&A expenses related to the increased operating costs from the June 2009 and July 2009 acquisitions of the three new team dealer operations and a $0.8 million increase in stock-based compensation related to the awards issued in June 2009 on an accelerated vesting schedule in lieu of cash bonuses.

Operating Profit. Operating profit for the six months ended December 31, 2009 increased to $10.6 million, or 8.0% of net sales, compared to $10.1 million, or 8.0% of net sales, for the six months ended December 31, 2008. The $0.5 million increase in operating profit was attributable to the increase in gross profit of $2.3 million being partially offset by increased SG&A expenses of $1.8 million.

Other Expense. Other expense was $0.9 million for the six months ended December 31, 2009, compared to $0.4 million for the six months ended December 31, 2008. The table below shows the components of other expense.
	For the Six Months Ended December 31,
	2009	2008	Change
	(in thousands)
Interest income	$42	$117	$(75)
Interest expense	(703)	(1,201)	498
Amortization of debt issuance costs	(190)	(378)	188
Accelerated amortization of debt issuance costs due to the early retirement of Notes	–	(335)	335
Gain on early retirement of Notes	–	1,443	(1,443)
Other income	1	–	1
Total other expense	$(850)	$(354)	$(496)

During the six months ended December 31, 2008, we repurchased $21.1 million of Notes before their maturity date and accordingly expensed $0.3 million of related unamortized debt issuance costs and recognized $1.4 million of gain on the early retirement of the Notes. No similar early repurchases were made during the six months ended December 31, 2009.

Interest expense decreased $0.5 million, or 41.5%, due to the December 1, 2009 maturity of the Notes. The Notes accrued interest at 5.75%. At December 31, 2009, we had $6.9 million outstanding under the New Credit Agreement. Ongoing interest expense will depend on borrowings under the New Credit Agreement, which accrues interest at an effective rate of 1.73% as of December 31, 2009.

Income Taxes. Income tax expense for the six months ended December 31, 2009 was $3.8 million, approximately 38.6% of our income before income taxes, compared to income tax expense of $3.7 million, approximately 37.4% of our income before income taxes, for the six months ended December 31, 2008. The increase in tax expense is primarily the result of a higher effective tax rate due to a $0.1 million benefit recorded in the six months ended December 31, 2008 to true up our deferred taxes.

Net Income. Net income for the six months ended December 31, 2009 and 2008 was $6.0 million and $6.1 million, respectively.

Liquidity and Capital Resources

The Company’s primary sources of liquidity and capital resources are its operating cash flow, working capital, New Credit Agreement and, prior to December 1, 2009, the Notes. Each is discussed below.

Liquidity

Cash and cash equivalents decreased $8.7 million during the six months ended December 31, 2009 due primarily to $22.2 million cash used in financing activities partially offset by $13.9 million of cash generated by operating activities. Net cash flows for the six month periods ended December 31, 2009 and 2008 are summarized below.

	Six Months Ended December 31,
	2009	2008
	(in thousands)
Operating activities	$13,901	$(2,661)
Investing activities	$(391)	$(330)
Financing activities	$(22,238)	$(14,458)

Operating Activities. Net cash flows generated by operating activities was $13.9 million for the six months ended December 31, 2009, as compared to $2.7 million net cash flows used in operating activities for the six months ended December 31, 2008, and resulted primarily from net income generated, non-cash charges related to depreciation, amortization, stock-based compensation and taxes, and increases and decreases in working capital.

Increases in operating cash flows during the six months ended December 31, 2009 were attributable to:

•	Net income of $6.0 million;

•	A $5.1 million decrease in inventories due to inventories sold during the six months ended December 31, 2009 and improvements in managing inventories;

•	A $0.8 million net increase in accrued liabilities, which was primarily due to the timing of payments related to our commission programs; and

•	A $0.6 million increase in taxes payable due to the timing and amount of our estimated tax payments.

These increases in operating cash flows were partially offset by:

•	A $0.7 million increase in accounts receivable from June 30, 2009 to December 31, 2009 due to the timing of collections;

•	A $0.5 million increase in prepaid expenses primarily related to prepaid advertising costs related to unamortized catalog expenses as of December 31, 2009; and

•	A $0.7 million decrease in accounts payable due to timing of payments and less inventory purchases.

For the six months ended December 31, 2008, our decreases in operating cash flows were attributable to:

•	A $1.1 million increase in accounts receivable from June 30, 2008 to December 31, 2008 due to the timing of collections;

•	A $1.7 million increase in inventories as we purchased more inventory during the six months ended December 31, 2008 in anticipation of cost increases;

•	An increase in prepaid expenses and other assets of $0.7 million due primarily to prepaid advertising costs related to unamortized catalog expenses as of December 31, 2008;

•	A $5.8 million decrease in accounts payable and accrued liabilities due to the timing of payments and the increase in our inventory purchases as noted above; and

•	A $1.4 million decrease in taxes payable due to the timing and amount of our estimated tax payments.

These decreases in operating cash flows were partially offset by net income of $6.1 million.

Investing Activities. Net cash used in investing activities during the six months ended December 31, 2009 and six months ended December 31, 2008 were $0.4 million and $0.3 million, respectively, and consisted primarily of purchases of computer equipment and software. Investing activities during the six months ended December 31, 2009 also included the acquisition of a team dealer operation.

Financing Activities. Net cash used in financing activities during the six months ended December 31, 2009 was $22.2 million, compared to net cash used in financing activities of $14.5 million during the six months ended December 31, 2008. The Notes matured on December 1, 2009. We used cash on hand and borrowed $8.3 million under the New Credit Agreement to pay-off the $28.9 million balance of Notes and related accrued interest. We continued to utilize the New Credit Agreement during the remainder of the second quarter ended December 31, 2009 and had $6.9 million outstanding under the New Credit Agreement at December 31, 2009. During the six months ended December 31, 2008, we used cash on hand to retire, at a $1.4 million discount, $21.1 million of Notes.

Capital Resources

During the fiscal quarter ended December 31, 2004, we sold $50.0 million principal amount of 5.75% Convertible Senior Subordinated Notes that matured December 1, 2009 (the “Notes”).

During the year ended June 30, 2009, the Company used cash on hand and proceeds from the Revolving Facility, as defined below, to repurchase approximately $21.1 million of the Notes. The Notes were repurchased in private transactions at a discounted price of approximately 93.2% of face value and resulted in a non-cash, pre-tax gain on early retirement of debt of approximately $1.4 million. The remaining balance of Notes matured December 1, 2009 and, together with accrued interest, was paid in full with cash on hand of $21.4 million and $8.3 million in borrowings under the New Credit Agreement.

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

All borrowings under the New Credit Agreement will bear interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 1.25% to 3.00%, with the amount of the spread at any time based on the Company’s Funded Debt to EBITDA Ratio (as defined in the New Credit Agreement) on a trailing 12-month basis. As of December 31, 2009, the effective interest rate was 1.73%.

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

The New Credit Agreement allowed the Company to refinance the Notes with borrowings under the facility at or prior to maturity and allows the Company to purchase up to $5,000,000 of its common stock, each provided certain conditions are met.

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

On June 19, 2009, the Company entered into Amendment No. 1 to the New Credit Agreement, which permitted the Company to make acquisitions up to $2.0 million in the aggregate and subject to certain conditions, prior to the repayment of the Notes on December 1, 2009.

On July 30, 2009, the Company entered into Amendment No. 2 to the New Credit Agreement, which permitted the Company to make acquisitions up to $5.0 million in the aggregate and subject to certain conditions, prior to the repayment of the Notes on December 1, 2009.

At December 31, 2009, the Company had $6.9 million outstanding under the New Credit Agreement, leaving the Company with $27.0 million of availability under the terms of the New Credit Agreement based on eligible accounts receivable and inventories. At December 31, 2009, the Company was in compliance with all of its financial covenants under the New Credit Agreement.

The Company may experience periods of higher borrowings under the New Credit Agreement due to the seasonal nature of its business cycle. If the Company was to actively seek expansion through future acquisitions and/or joint ventures, then the success of such efforts may require additional bank debt, or public or private sales of debt or equity securities, which may or may not be available to the Company on acceptable terms.

We believe the Company’s borrowings under the New Credit Agreement, cash on hand, and cash flows from operations will satisfy its respective short-term and long-term liquidity requirements.

Long-Term Financial Obligations and Other Commercial Commitments

The following table summarizes the outstanding borrowings and long-term contractual obligations of the Company at December 31, 2009, and the effects such obligations are expected to have on liquidity and cash flows in future periods.

	Payments due by 12 month Period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Long-term debt, including current portion	$6,924	$24	$6,900	$–	$–
Operating leases	4,378	2,868	1,457	53	–
Interest expense on long-term debt	3	–	3	–	–
Total contractual cash obligations	$11,305	$2,892	$8,360	$53	$–

Purchase Commitments. The Company currently has no purchase commitments other than purchase orders issued in the ordinary course of business.

Long-Term Debt (including current portion) and Advances Under Credit Facilities. As of December 31, 2009, we had no Notes outstanding. The Company maintains the New Credit Agreement with Bank of America, N.A. Outstanding advances under the New Credit Agreement totaled $6.9 million as of December 31, 2009.

Operating Leases. We lease property and equipment, manufacturing and warehouse facilities, and office space under non-cancellable leases. Certain of these leases obligate us to pay taxes, maintenance and repair costs. At December 31, 2009, the total future minimum lease payments under various operating leases we are a party to totaled approximately $4.4 million and are payable through fiscal 2014. As disclosed in our Form 10-K for the year ended June 30, 2009, the leases on our three facilities in Farmers Branch, Texas expire on December 31, 2010.  We may sublease the facility located on Senlac Drive as this facility is no longer being utilized.  We are currently discussing renewal options with the landlords of our facilities on Diplomat Drive and Benchmark.  In addition, we are reviewing the possibility of consolidating these two facilities into a new facility.

Off-Balance Sheet Arrangements. We do not utilize off-balance sheet financing arrangements.

Subsequent Events

On December 17, 2009, the Company announced that its Board of Directors approved and declared a quarterly cash dividend of $0.025 per share on the Company's common stock for the second quarter of fiscal 2010, which ended December 31, 2009. The quarterly cash dividend was paid on January 29, 2010, to all stockholders of record on the close of business on January 12, 2010.

The Company evaluated its December 31, 2009 condensed consolidated financial statements for subsequent events through February 3, 2010, the date the financial statements were issued, and is not aware of any other subsequent events that would require recognition or disclosure in its condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rates. Changes in interest rates would affect the fair value of our fixed rate debt instruments but would not have an impact on our earnings or cash flow. At December 31, 2009, we had no fixed rate debt instruments outstanding and $6.9 million of variable rate debt outstanding. Our revolving credit facility carries a variable interest rate. A fluctuation of 100 basis points in interest rates, which are tied to LIBOR, would affect our pretax earnings and cash flows by $10 thousand for each $1.0 million outstanding for 12 months, but would not affect the fair value of the variable rate debt.

At December 31, 2009, up to $27.0 million of variable rate borrowings were available under our revolving credit facility based on eligible accounts receivable and inventories. We may use derivative financial instruments, where appropriate, to manage our interest rate risk. However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes. At December 31, 2009, the Company had no such derivative financial instruments outstanding.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in §240.13a–15(e) or §240.15d–15(e) of the General Rules and Regulations of the Securities Exchange Act of 1934, as amended (the “1934 Act”)) as of the end of the period covered by this Quarterly Report. Based on that evaluation, management, including the CEO and CFO, has concluded that, as of December 31, 2009, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. Sport Supply Group’s management, with the participation of Sport Supply Group’s CEO and CFO, has evaluated whether any change in Sport Supply Group’s internal control over financial reporting occurred during the three months ended December 31, 2009. Based on its evaluation, management, including the CEO and CFO, has concluded that there has been no change in Sport Supply Group’s internal control over financial reporting during the three months ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

As contemplated in the Company’s proxy statement, which was mailed to stockholders beginning on October 7, 2009, the Company’s stockholders re-elected Adam Blumenfeld, Jeff Davidowitz, Richard Ellman, William M. Lockhart and William H. Watkins, Jr. as directors of the Company, each to serve until the next annual meeting of stockholders.  The Company’s stockholders also considered a proposal to ratify the selection of Grant Thornton LLP as the independent auditor of the Company for the fiscal year ending June 30, 2010 and a proposal to approve the First Amendment to the Company’s Amended and Restated 2007 Long-Term Incentive Plan which increases the number of shares issuable under the Company’s 2007 Long-Term Incentive Plan by 500,000 shares of the Company’s common stock.

Each of the foregoing proposals was approved at the Company’s annual meeting of stockholders on November 19, 2009.  Each Board nominee received the number of votes indicated below.

	No. of Votes Cast	No. of Votes Cast
	Nominee for Election	Against or Withheld
Adam Blumenfeld	10,358,076	1,046,807
Jeff Davidowitz	8,271,561	3,133,321
Richard Ellman	8,452,058	2,952,824
William M. Lockhart	8,193,032	3,211,850
William H. Watkins, Jr.	10,293,740	1,111,143

With respect to the approval of the proposal to ratify the selection of Grant Thornton LLP, the votes for, against and abstentions, as well as broker non-votes, were as follows:

Votes For	10,989,553
Votes Against	414,649
Abstentions	679
Broker Non-Votes	–

 With respect to the approval to increase the number of shares issuable under the Company’s Amended and Restated 2007 Long-Term Incentive Plan by 500,000 shares of the Company’s common stock, the votes for, against and abstentions, as well as the broker non-votes, were as follows:

Votes For	6,687,311
Votes Against	3,593,486
Abstentions	52,814
Broker Non-Votes	1,071,272

Item 6.   Exhibits.

A.           Exhibits.  The following exhibits are filed as part of this report:

Exhibit Number	Description	Incorporated by Reference From
3.1	Certificate of Incorporation of the Registrant.	Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed on September 9, 1999.

3.1.1	Certificate of Amendment to Certificate of Incorporation of the Registrant.	Exhibit 3.10 to the Registrant’s Registration Statement on Form SB-2 (No. 333-34294) originally filed on April 7, 2000.

3.1.2	Amendment to Certificate of Incorporation of the Registrant.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2007.

3.2	By-Laws of the Registrant.	Exhibit 2 to the Registrant’s Registration Statement on Form 8-A filed on September 9, 1999.

3.2.1	Amendment to the Bylaws of the Registrant.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 14, 2007.

3.2.2	Amendment to the Bylaws of the Registrant.	Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on July 2, 2007.

4.1	Specimen Certificate of Common Stock, $0.01 par value, of the Registrant.	Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed on September 13, 2007.

10.1	First Amendment to the Sport Supply Group, Inc. Amended and Restated 2007 Long-Term Incentive Plan, dated November 19, 2009.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 20, 2009.

31.1	Certification of Adam Blumenfeld pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of John E. Pitts pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Adam Blumenfeld and John E. Pitts pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SPORT SUPPLY GROUP, INC.

Dated: February 3, 2010	/s/ Adam Blumenfeld
Adam Blumenfeld, Chief Executive Officer

/s/ John E. Pitts
John E. Pitts, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed as part of this report:

Exhibit Number	Description	Incorporated by Reference From
3.1	Certificate of Incorporation of the Registrant.	Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed on September 9, 1999.

3.1.1	Certificate of Amendment to Certificate of Incorporation of the Registrant.	Exhibit 3.10 to the Registrant’s Registration Statement on Form SB-2 (No. 333-34294) originally filed on April 7, 2000.

3.1.2	Amendment to Certificate of Incorporation of the Registrant.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2007.

3.2	By-Laws of the Registrant.	Exhibit 2 to the Registrant’s Registration Statement on Form 8-A filed on September 9, 1999.

3.2.1	Amendment to the Bylaws of the Registrant.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 14, 2007.

3.2.2	Amendment to the Bylaws of the Registrant.	Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on July 2, 2007.

4.1	Specimen Certificate of Common Stock, $0.01 par value, of the Registrant.	Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed on September 13, 2007.

10.1	First Amendment to the Sport Supply Group, Inc. Amended and Restated 2007 Long-Term Incentive Plan, dated November 19, 2009.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 20, 2009.

31.1	Certification of Adam Blumenfeld pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of John E. Pitts pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Adam Blumenfeld and John E. Pitts pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith
**	Furnished herewith