Form 10-Q
period 2010-03-31
SPORT SUPPLY GROUP, INC.
filed 2010-05-06
CIK 828747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
_________________________________________

FORM 10-Q
(Mark One)
☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010

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

As of May 6, 2010, there were 12,520,926 shares of the issuer’s common stock outstanding.

SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

		Page
		Number
PART I:	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets at March 31, 2010 and June 30, 2009	1

	Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2010 and 2009	2

	Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2010 and 2009	3

	Notes to Unaudited Condensed Consolidated Financial Statements	4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	30

PART II:	OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 6.	Exhibits	35

SIGNATURES		37

Exhibits

PART  I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.

SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share amounts)

	March 31,	June 30,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,191	$10,743
Accounts receivable, net of allowance for doubtful accounts of $1,576 and $1,457, respectively	37,240	32,276
Inventories	28,897	33,872
Current portion of deferred income taxes	4,375	4,040
Prepaid income taxes	302	1,828
Prepaid expenses and other current assets	2,196	1,821
Total current assets	75,201	84,580
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $10,374 and $9,128, respectively	7,507	8,504
DEFERRED DEBT ISSUANCE COSTS, net of accumulated amortization of $59 and $1,823, respectively	97	291
INTANGIBLE ASSETS, net of accumulated amortization of $5,722 and $5,195, respectively	5,765	6,226
GOODWILL	54,121	53,426
OTHER ASSETS, net	80	76
Total assets	$142,771	$153,103

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$23,267	$20,132
Accrued liabilities	8,554	7,602
Dividends payable	314	311
Current portion of long-term debt	21	28,892
Total current liabilities	32,156	56,937
DEFERRED INCOME TAX LIABILITIES	4,336	4,331
OTHER LIABILITIES	531	–
NOTES PAYABLE AND OTHER LONG-TERM DEBT	3,000	–
Total liabilities	40,023	61,268
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; no shares issued	–	–
Common stock, $0.01 par value, 50,000,000 shares authorized;
12,624,552 and 12,490,756 shares issued and
12,520,926 and 12,386,830 shares outstanding, respectively	126	125
Additional paid-in capital	69,186	66,526
Retained earnings	34,239	25,987
Treasury stock at cost, 103,626 and 103,926 shares, respectively	(803)	(803)
Total stockholders' equity	102,748	91,835

Total liabilities and stockholders' equity	$142,771	$153,103

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Net sales	$65,539	$63,761	$198,539	$190,513
Cost of sales	41,849	41,186	126,915	122,287

Gross profit	23,690	22,575	71,624	68,226

Selling, general and administrative expenses	17,533	15,998	54,786	51,523
Merger related expenses	1,133	–	1,218	2

Operating profit	5,024	6,577	15,620	16,701

Other income (expense):
Interest income	–	2	26	118
Interest expense	(57)	(887)	(933)	(2,801)
Gain on early retirement of Notes	–	–	–	1,443
Other income	7	19	7	19

Total other expense, net	(50)	(866)	(900)	(1,221)

Income before income taxes	4,974	5,711	14,720	15,480

Income tax provision	1,764	2,201	5,530	5,857

Net income	$3,210	$3,510	$9,190	$9,623

Weighted average number of shares outstanding:
Basic	12,527,368	12,444,198	12,488,800	12,438,882
Diluted	12,922,303	14,445,737	13,833,103	15,029,850

Net income per share common stock – basic	$0.26	$0.28	$0.74	$0.77
Net income per share common stock – diluted	$0.25	$0.26	$0.70	$0.68

Dividends declared per share common stock	$0.025	$0.050	$0.075	$0.075

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)
	Nine Months Ended
	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,190	$9,623
Adjustments to reconcile net income to cash provided by operating activities:
Provision for uncollectible accounts receivable	730	711
Depreciation and amortization	1,974	2,120
Amortization of deferred debt issuance costs	204	1,133
Gain on early retirement of Notes	–	(1,443)
Gain on disposals of property and equipment	(8)	–
Deferred income taxes	(330)	78
Stock-based compensation expense	1,739	853
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable	(5,152)	(4,114)
Inventories	5,345	1,777
Prepaid expenses and other current assets	(375)	(1,160)
Other assets, net	(4)	22
Accounts payable	3,135	(807)
Income taxes payable / prepaid income taxes	1,526	(1,592)
Accrued liabilities	935	(4,044)
Net cash provided by operating activities:	18,909	3,157

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(436)	(520)
Proceeds from disposals of property and equipment	62	–
Cash used in business acquisitions	(1,192)	–
Net cash used in investing activities:	(1,566)	(520)

CASH FLOWS FROM FINANCING ACTIVITIES:
Retirement of long term debt	(28,856)	(19,701)
Deferred debt issuance cost	(10)	(128)
Proceeds from line of credit	22,125	36,773
Payments on notes payable and line of credit	(19,140)	(36,103)
Payment of dividends	(936)	(931)
Tax benefit related to the exercise of stock options	161	249
Proceeds from issuance of common stock	761	230
Net cash used in financing activities:	(25,895)	(19,611)

Net change in cash and cash equivalents	(8,552)	(16,974)
Cash and cash equivalents, beginning of period	10,743	20,531
Cash and cash equivalents, end of period	$2,191	$3,557

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$868	$1,371
Cash paid for income taxes	$4,299	$7,207

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

2.  Recent Accounting Pronouncements:

In February 2010, the Financial Accounting Standards Board issued Accounting Standards Update No. 2010-09 which amends the guidance of Accounting Standards Codification Topic 855, Subsequent Events. The amendment removes the requirement for a Securities and Exchange Commission (“SEC”) registrant to disclose the date through which subsequent events are evaluated. It did not change the accounting for or disclosure of events that occur after the balance sheet date but before the financial statements are issued. This amendment was effective upon issuance.

3. Proposed Merger:

On March 15, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sage Parent Company, Inc., a Delaware corporation (“Parent”), and Sage Merger Company, Inc., a wholly-owned subsidiary of Parent (“Sub”), providing for the merger of Sub with and into the Company, with the Company surviving the merger (the “Merger”) as a wholly-owned subsidiary of Parent.  Parent and Sub are affiliates of ONCAP Investment Partners II L.P (“ONCAP”),.

At the effective time of the Merger, each outstanding share of common stock of the Company (other than treasury shares, shares held by Parent and Sub, shares with respect to which dissenters rights are properly exercised and shares held by certain persons that have entered into agreements to exchange their common stock and options, as applicable, in the Company for equity of Parent) will be cancelled and converted into the right to receive $13.55 per share in cash (the “Merger Consideration”).  At the effective time of the Merger, each outstanding option to acquire shares of common stock of the Company (other than options being exchanged for shares of the Parent’s common stock by certain officers of the Company), whether vested or unvested, will be cancelled and converted into the right to receive an amount in cash equal to the excess, if any, of the Merger Consideration over the exercise price per share for each share subject to the applicable option.  At the effective time of the Merger, each unvested restricted share of the common stock of the Company awarded under the Company’s stock incentive plan will be cancelled and converted into the right to receive the Merger Consideration

The Merger Agreement contains detailed representations, warranties and covenants.  These representations, warranties and covenants were made solely for purposes of the Merger Agreement and should not be relied upon by any investor in the Company, nor should any investor rely upon any descriptions thereof as characterizations of the actual state of facts or condition of the Company, Parent, Sub, or any of their respective subsidiaries or affiliates.  Investors in the Company are not third-party beneficiaries under the Merger Agreement.

In accordance with the Merger Agreement, the Company was entitled to solicit alternative takeover proposals from third parties for a period of 30 days after March 15, 2010 (which period could have been extended for an additional 15 days for certain parties meeting certain additional requirements).  Since no person submitted a bona fide written takeover proposal to the Company prior to April 15, 2010, the “go-shop” period permitted by the Merger Agreement ended.

After the end of the “go-shop” period, the Company is subject to certain “no-shop” restrictions on its abilities to solicit alternative takeover proposals from third parties and to provide information to and engage in discussions with third parties regarding alternative takeover proposals.  The no-shop provision is subject to a “fiduciary-out” provision that allows the Board of Directors of the Company (the “Board”) or the Special Committee of the Board (the “Special Committee”) under certain circumstances to change its recommendation to the Company’s stockholders and terminate the Merger Agreement to enter into a definitive agreement with respect to an alternative takeover proposal that is determined to be superior to the Merger Agreement (subject to Parent’s rights to match the alternative takeover proposal).

Consummation of the Merger is subject to various customary closing conditions, including adoption of the Merger Agreement by the holders of a majority of the outstanding shares of the Company’s common stock.  The transaction is not subject to any financing condition; however, Parent has the unilateral option to terminate the Merger Agreement by paying the Company a termination fee of either $6 million or $10 million (which is further described below).  To support its obligations under the Merger Agreement, Parent has obtained equity and debt financing commitments for the transactions contemplated by the Merger Agreement.

The Merger Agreement contains certain termination rights for the Company and Parent as follows:

•	The Company would be obligated to pay Parent a termination fee of $6 million (plus reimbursement of up to $1 million for certain reasonable out-of-pocket expenses) if:

(i)	the Merger Agreement is terminated by either party in connection with an alternative takeover proposal that is determined to be superior to the Merger Agreement;

(ii)
the Merger Agreement is terminated by Parent in response to (a) a change by the Board or the Special Committee of its recommendation in favor of the Merger (other than under certain circumstances), (b) the Board’s or the Special Committee’s failure to recommend to the Company’s stockholders that they approve the Merger Agreement, (c) a material breach of the “no-shop” provisions of the Merger Agreement by the Company or any of its officers, directors, employees, representatives or affiliates, (d) notice of a “superior company proposal” given by the Company to Parent, or (e) the Board’s or the Special Committee’s failure to publicly reaffirm its recommendation in favor of the Merger when required to do so; or

(iii)
the Merger Agreement is terminated either because the Merger has not closed on or before September 11, 2010 or the approval of the Company’s stockholders has not been obtained, and the Company enters into an agreement with respect to, or consummates, a transaction constituting a takeover proposal of 50% or more of the Company within 10½ months after the termination of the Merger Agreement.

•
The Company would be obligated to pay Parent a termination fee of $6 million if the Merger Agreement is terminated by Parent in response to an uncured material breach by the Company of its representations, warranties and covenants in the Merger Agreement.

•
Parent would be obligated to pay the Company a termination fee of $10 million (plus reimbursement of up to $2 million for certain reasonable out-of-pocket expenses) if the Company terminates the Merger Agreement as a result of Parent failing to consummate the Merger within three business days after all of the conditions to Parent’s obligations to consummate the Merger are satisfied or waived and Parent’s failure to consummate the Merger is not due to a failure to receive the debt financing contemplated by the debt commitments that Sub received in connection with the Merger.

•
Parent would be obligated to pay the Company a breakup fee of $6 million (plus reimbursement of up to $2 million for certain reasonable out-of-pocket expenses) if the Company terminates the Merger Agreement in response to an uncured material breach by Parent and Sub of their obligations under the financing covenant in the Merger Agreement.

•	Parent would be obligated to pay the Company a breakup fee of $6 million if:

(i)
the Company terminates the Merger Agreement in response to a material breach by Parent and Sub of their representations, warranties and covenants under the Merger Agreement (other than a breach of their obligations under the financing covenant in the Merger Agreement); or

(ii)
the Company terminates the Merger Agreement as a result of Parent failing to consummate the Merger within three business days after all of the conditions to Parent’s obligation to consummate the Merger are satisfied or waived and the debt financing contemplated by the debt commitments that Sub received in connection with the Merger is unavailable to Parent (other than primarily because Parent and its affiliates fail to fund the equity financing contemplated by the Merger Agreement or the rollover participants fail to comply with their obligations under the relevant rollover agreements).

•
Parent would be obligated to reimburse the Company for up to $2 million for certain reasonable out-of-pocket expenses if Parent terminates the Merger Agreement at a time when 10% or more of the holders of the Company’s common stock have validly made and not withdrawn demands for the appraisal of their shares pursuant to Section 262 of the Delaware General Corporation Law.

•
The Company would be obligated to pay Parent a withdrawal fee of $10 million (plus reimbursement of up to $2 million for certain reasonable out-of-pocket expenses) if the Merger Agreement is terminated by Parent in response to the Board or the Special Committee changing its recommendation for the Merger (other than a change of recommendation in connection with a material favorable change to the business of the Company or a superior takeover proposal).

Parent is entitled to seek specific performance against the Company in order to enforce the Company’s obligations under the Merger Agreement and can also sue for monetary damages if the Company willfully and maliciously breaches the Merger Agreement.  The Company can sue for monetary damages if Parent or Sub willfully and materially breaches the Merger Agreement; however, the Company’s ability to recover for such damages is generally limited to its protections under a limited guarantee provided by ONCAP, subject to certain limits (plus interest and costs in certain circumstances), the highest of which would be $12 million.

The Company continues to work with ONCAP to complete the Merger in a timely manner, subject to satisfaction of the conditions set forth in the Merger Agreement.

Merger related expenses of $1.1 million for the three months ended March 31, 2010 and $1.2 million for the nine months ended March 31, 2010 are primarily related to legal and financial advisory fees and other expenses incurred in connection with the Merger.

For further information related to the Merger, see the Company’s Preliminary Proxy Statement on Schedule 14A as filed with the SEC on April 12, 2010.  The foregoing description of the Merger Agreement is only a summary, does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which is attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 17, 2010.

4.  Net Sales:

The Company’s net sales to external customers are attributable to sales of sporting goods equipment and soft good athletic apparel and footwear products (“soft goods”), as well as freight, through the Company’s catalog and team dealer divisions. The following table details the Company’s consolidated net sales by these product groups and divisions for the three and nine months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010			2009
	Catalog Group	Team Dealer	Total	Catalog Group	Team Dealer	Total
	(in thousands)
Sporting goods equipment	$34,196	$7,248	$41,444	$34,647	$6,753	$41,400
Soft goods	5,117	15,694	20,811	5,177	13,772	18,949
Freight	2,397	887	3,284	2,630	782	3,412
Net sales	$41,710	$23,829	$65,539	$42,454	$21,307	$63,761

	Nine Months Ended March 31,
	2010			2009
	Catalog Group	Team Dealer	Total	Catalog Group	Team Dealer	Total
	(in thousands)
Sporting goods equipment	$93,877	$22,571	$116,448	$92,167	$21,684	$113,851
Soft goods	8,925	63,504	72,429	8,214	58,182	66,396
Freight	6,511	3,151	9,662	7,315	2,951	10,266
Net sales	$109,313	$89,226	$198,539	$107,696	$82,817	$190,513

5.  Inventories:

Inventories are carried at the lower of cost or market using the weighted-average cost method for items purchased for resale and the average cost method for manufactured items.

Inventories at March 31, 2010 and June 30, 2009 consisted of the following:

	March 31, 2010	June 30, 2009
	(in thousands)
Raw materials	$1,667	$1,898
Work in progress	139	200
Finished goods	27,091	31,774
Inventories	$28,897	$33,872

6.  Allowance for Doubtful Accounts:

Changes in the Company’s allowance for doubtful accounts for the nine months ended March 31, 2010 and the fiscal year ended June 30, 2009, are as follows:

	Nine Months Ended	Fiscal Year Ended
	March 31, 2010	June 30, 2009
	(in thousands)
Balance at beginning of period	$1,457	$1,320
Provision for uncollectible accounts receivable	730	851
Accounts written off, net of recoveries	(611)	(714)
Balance at end of period	$1,576	$1,457

7.  Accrued Liabilities:

Accrued liabilities at March 31, 2010 and June 30, 2009 included the following:

	March 31, 2010	June 30, 2009
	(in thousands)
Accrued compensation and benefits	$2,951	$2,639
Customer deposits	1,869	1,582
Taxes other than income taxes	1,534	1,700
Accrued legal and professional expenses	798	236
Other	1,402	1,445
Total accrued liabilities	$8,554	$7,602

8.  Long-Term Debt and Line of Credit:

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

At March 31, 2010, the Company had $3.0 million outstanding under the New Credit Agreement, leaving the Company with $37.0 million of availability under the terms of the New Credit Agreement. At March 31, 2010, the Company was in compliance with all of its financial covenants under the New Credit Agreement.

Notes payable and other long-term debt at March 31, 2010 and June 30, 2009 consisted of the following:

	March 31, 2010	June 30, 2009
	(in thousands)
New Credit Agreement	$3,000	$–
Notes	–	28,856
Other notes payable	21	36
Total notes payable	3,021	28,892
Less current portion	21	(28,892)
Notes payable and other long-term debt	$3,000	$–

As of March 31, 2010, the New Credit Agreement is classified as a non-current liability due to the February 8, 2012 maturity date.

9.  Income Per Share:

The table below outlines the determination of the number of diluted shares of common stock used in the calculation of diluted earnings per share as well as the calculation of diluted earnings per share for the periods presented:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(in thousands except share and per share data)
Numerator:
Net income	$3,210	$3,510	$9,190	$9,623
Effect of Notes	–	316	524	523
Diluted income	$3,210	$3,826	$9,714	$10,146

Denominator:
Basic weighted average shares outstanding	12,527,368	12,444,198	12,488,800	12,438,882
Add effect of:
Stock options	394,935	31,846	244,438	74,119
Notes	–	1,969,693	1,099,865	2,516,849
Diluted weighted average shares outstanding	12,922,303	14,445,737	13,833,103	15,029,850

Basic income per share	$0.26	$0.28	$0.74	$0.77

Diluted income per share	$0.25	$0.26	$0.70	$0.68

For the three months ended March 31, 2010 and 2009, stock options to purchase 168,500 and 1,374,174 shares, respectively, and for the nine months ended March 31, 2010 and 2009, stock options to purchase 373,491 and 1,098,066 shares, respectively, were excluded in the computations of diluted income per share because their effect was anti-dilutive due to their exercise prices being above the average stock prices for the respective periods.

For the three and nine months ended March 31, 2009, the assumed conversion of the Notes into 1,969,693 and 2,516,849 shares, respectively, is included in the diluted weighted average shares under the if-converted method of US GAAP. During the nine months ended March 31, 2010, the assumed conversion of the Notes into 1,099,865 shares was dilutive and is included in the weighted average share calculation above until their December 1, 2009 maturity date.

On July 1, 2009, the Company adopted the provisions of Accounting Standards Codification Topic 260, Earnings Per Share, related to determining whether instruments granted in share-based payment transactions are participating securities. Under the provisions, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents will be considered participating securities and will be included in the computation of both basic and diluted earnings per share. The Company restated prior period basic and diluted earnings per share to include outstanding unvested restricted shares of its common stock in the basic weighted average shares outstanding calculation. Adoption of this provision had no effect on previously reported basic income per share for the three months ended March 31, 2009 and reduced previously reported basic income per share for the nine months ended March 31, 2009 by $0.01 to $0.77.

10.  Stockholders’ Equity:

Changes in stockholders’ equity during the nine months ended March 31, 2010, were as follows:

(in thousands)
Stockholders’ equity at June 30, 2009	$91,835
Issuance of stock for cash	761
Stock-based compensation	1,739
Tax benefit related to the exercise of stock options	161
Net income	9,190
Dividends declared	(938)
Stockholders’ equity at March 31, 2010	$102,748

11. Legal Proceedings:

On March 15, 2010, Waterford Township Police & Fire Retirement System filed a purported class-action lawsuit against the Company and the Board of Directors in the County Court of the State of Texas, Dallas County, captioned Waterford Township Police & Fire Retirement System v. Sport Supply Group Inc., et al. (Cause No. CC-10-01793-B). The plaintiff filed the action on its own behalf and on behalf of all others similarly situated stockholders of the Company, excluding the defendants and their affiliates. The plaintiff claims to have been a stockholder of the Company at all relevant times, and alleges that the Company’s directors breached their fiduciary duties to the Company’s public stockholders in connection with the proposed acquisition of the Company by an affiliate of ONCAP by, among other things, failing to maximize shareholder value and failing to disclose all material information that would permit the Company’s stockholders to cast a duly informed vote on the acquisition. The petition further alleges that the Company and affiliates of ONCAP aided and abetted the Company’s directors’ breach of fiduciary duties. The plaintiff seeks, among other things: (1) a declaration that the action is properly maintainable as a class-action; (2) to enjoin the consummation of the proposed acquisition of the Company; (3) the implementation of a constructive trust, in favor of the plaintiff, upon any benefits improperly received by defendants as a result of their allegedly unlawful conduct; (4) an award of attorneys and other fees incurred by the plaintiff in connection with the lawsuit; and (5) such other equitable relief to which the plaintiff is deemed justly entitled.  The suit was amended on April 26, 2010 to add CBT Holdings, LLC, ONCAP Management Partners, L.P., Terrence M. Babilla, Kurt Hagen, Tevis Martin and John Pitts as defendants and raise new allegations concerning the Company’s preliminary proxy statement filed in connection with the Merger.  Additional lawsuits pertaining to the Merger could be filed in the future.

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

12. Business Combinations:

On July 30, 2009, the Company purchased certain assets of Har-Bell Athletic Goods located in Missouri. On March 24, 2010, the Company purchased certain assets of Coach’s Sports Corner located in Ohio. These purchases expanded the Company’s road sales force in the respective geographic regions. On April 26, 2010, the Company announced that it had acquired certain operating assets of Greg Larson Sports located in Minnesota. The Company paid $3.4 million in the aggregate for these asset purchases during fiscal year 2010. These acquisitions, individually or in the aggregate, are not material per Accounting Standards Codification Topic 805, Business Combinations.

13. Subsequent Events:

On March 26, 2010, the Company announced that its Board approved and declared a quarterly cash dividend of $0.025 per share on the Company's common stock for the third quarter of fiscal 2010, which ended March 31, 2010. The quarterly cash dividend was paid on April 16, 2010, to all stockholders of record on the close of business on April 6, 2010.

On April 26, 2010, the Company announced that it had acquired certain operating assets of Greg Larson Sports located in Minnesota. This transaction, individually or when aggregated with the Company’s other acquisitions, is not material per Accounting Standards Codification Topic 805, Business Combinations.

The Company evaluated its March 31, 2010 condensed consolidated financial statements for subsequent events through the date the financial statements were issued and is not aware of any other subsequent events that would require recognition or disclosure in its condensed consolidated financial statements.

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

Proposed Merger

On March 15, 2010, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sage Parent Company, Inc., a Delaware corporation (“Parent”), and Sage Merger Company, Inc., a wholly-owned subsidiary of Parent (“Sub”), providing for the merger of Sub with and into the Company, with the Company surviving the merger (the “Merger”) as a wholly-owned subsidiary of Parent.  Parent and Sub are affiliates of ONCAP Investment Partners II L.P (“ONCAP”).

At the effective time of the Merger, each outstanding share of our common stock (other than treasury shares, shares held by Parent and Sub, shares with respect to which dissenters rights are properly exercised and shares held by certain persons that have entered into agreements to exchange their common stock and options, as applicable, in the Company for equity of Parent) will be cancelled and converted into the right to receive $13.55 per share in cash (the “Merger Consideration”).  At the effective time of the Merger, each outstanding option to acquire shares of our common stock (other than options being exchanged for shares of the Parent’s common stock by certain officers of the Company), whether vested or unvested, will be cancelled and converted into the right to receive an amount in cash equal to the excess, if any, of the Merger Consideration over the exercise price per share for each share subject to the applicable option.  At the effective time of the Merger, each unvested restricted share of our common stock awarded under our stock incentive plan will be cancelled and converted into the right to receive the Merger Consideration.

The Merger Agreement contains detailed representations, warranties and covenants.  These representations, warranties and covenants were made solely for purposes of the Merger Agreement and should not be relied upon by any investor in the Company, nor should any investor rely upon any descriptions thereof as characterizations of the actual state of facts or condition of the Company, Parent, Sub, or any of their respective subsidiaries or affiliates.  Investors in the Company are not third-party beneficiaries under the Merger Agreement.

In accordance with the Merger Agreement, we were entitled to solicit alternative takeover proposals from third parties for a period of 30 days after March 15, 2010 (which period could have been extended for an additional 15 days for certain parties meeting certain additional requirements).  Since no person submitted a bona fide written takeover proposal to the Company prior to April 15, 2010, the “go-shop” period permitted by the Merger Agreement ended.

After the end of the “go-shop” period, we are subject to certain “no-shop” restrictions on our ability to solicit alternative takeover proposals from third parties and to provide information to and engage in discussions with third parties regarding alternative takeover proposals.  The no-shop provision is subject to a “fiduciary-out” provision that allows our Board of Directors (the “Board”) or the Special Committee of our Board (the “Special Committee”) under certain circumstances to change its recommendation to our stockholders and terminate the Merger Agreement to enter into a definitive agreement with respect to an alternative takeover proposal that is determined to be superior to the Merger Agreement (subject to Parent’s rights to match the alternative takeover proposal).

Consummation of the Merger is subject to various customary closing conditions, including adoption of the Merger Agreement by the holders of a majority of the outstanding shares of our common stock.  The transaction is not subject to any financing condition; however, Parent has the unilateral option to terminate the Merger Agreement by paying us a termination fee of either $6 million or $10 million (which is further described below).  To support its obligations under the Merger Agreement, Parent has obtained equity and debt financing commitments for the transactions contemplated by the Merger Agreement.

The Merger Agreement contains certain termination rights for us and Parent as follows:

•	We would be obligated to pay Parent a termination fee of $6 million (plus reimbursement of up to $1 million for certain reasonable out-of-pocket expenses) if:

(i)	the Merger Agreement is terminated by either party in connection with an alternative takeover proposal that is determined to be superior to the Merger Agreement;

(ii)
the Merger Agreement is terminated by Parent in response to (a) a change by the Board or the Special Committee of its recommendation in favor of the Merger (other than under certain circumstances), (b) the Board’s or the Special Committee’s failure to recommend to our stockholders that they approve the Merger Agreement, (c) a material breach of the “no-shop” provisions of the Merger Agreement by us or any of our officers, directors, employees, representatives or affiliates, (d) notice of a “superior company proposal” given by us to Parent, or (e) the Board’s or the Special Committee’s failure to publicly reaffirm its recommendation in favor of the Merger when required to do so; or

(iii)
the Merger Agreement is terminated either because the Merger has not closed on or before September 11, 2010 or the approval of our stockholders has not been obtained, and we enter into an agreement with respect to, or consummate, a transaction constituting a takeover proposal of 50% or more of the Company within 10½ months after the termination of the Merger Agreement.

•
We would be obligated to pay Parent a termination fee of $6 million if the Merger Agreement is terminated by Parent in response to an uncured material breach by us of our representations, warranties and covenants in the Merger Agreement.

•
Parent would be obligated to pay us a termination fee of $10 million (plus reimbursement of up to $2 million for certain reasonable out-of-pocket expenses) if we terminate the Merger Agreement as a result of Parent failing to consummate the Merger within three business days after all of the conditions to Parent’s obligations to consummate the Merger are satisfied or waived and Parent’s failure to consummate the Merger is not due to a failure to receive the debt financing contemplated by the debt commitments that Sub received in connection with the Merger.

•
Parent would be obligated to pay us a breakup fee of $6 million (plus reimbursement of up to $2 million for certain reasonable out-of-pocket expenses) if we terminate the Merger Agreement in response to an uncured material breach by Parent and Sub of their obligations under the financing covenant in the Merger Agreement.

•	Parent would be obligated to pay us a breakup fee of $6 million if:

(i)
we terminate the Merger Agreement in response to a material breach by Parent and Sub of their representations, warranties and covenants under the Merger Agreement (other than a breach of their obligations under the financing covenant in the Merger Agreement); or

(ii)
we terminate the Merger Agreement as a result of Parent failing to consummate the Merger within three business days after all of the conditions to Parent’s obligation to consummate the Merger are satisfied or waived and the debt financing contemplated by the debt commitments that Sub received in connection with the Merger is unavailable to Parent (other than primarily because Parent and its affiliates fail to fund the equity financing contemplated by the Merger Agreement or the rollover participants fail to comply with their obligations under the relevant rollover agreements).

•
Parent would be obligated to reimburse us for up to $2 million for certain reasonable out-of-pocket expenses if Parent terminates the Merger Agreement at a time when 10% or more of the holders of our common stock have validly made and not withdrawn demands for the appraisal of their shares pursuant to Section 262 of the Delaware General Corporation Law.

•
We would be obligated to pay Parent a withdrawal fee of $10 million (plus reimbursement of up to $2 million for certain reasonable out-of-pocket expenses) if the Merger Agreement is terminated by Parent in response to the Board or the Special Committee changing its recommendation for the Merger (other than a change of recommendation in connection with a material favorable change to the business of the Company or a superior takeover proposal).

Parent is entitled to seek specific performance against us in order to enforce our obligations under the Merger Agreement and can also sue for monetary damages if we willfully and maliciously breach the Merger Agreement.  We can sue for monetary damages if Parent or Sub willfully and materially breaches the Merger Agreement; however, our ability to recover for such damages is generally limited to its protections under a limited guarantee provided by ONCAP, subject to certain limits (plus interest and costs in certain circumstances), the highest of which would be $12 million.

We continue to work with ONCAP to complete the Merger in a timely manner, subject to satisfaction of the conditions set forth in the Merger Agreement.

For further information related to the Merger, see our Preliminary Proxy Statement on Schedule 14A as filed with the Securities and Exchange Commission (the “SEC”) on April 12, 2010.  The foregoing description of the Merger Agreement is only a summary, does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which is attached as Exhibit 2.1 to our Current Report on Form 8-K as filed with the SEC on March 17, 2010.

Executive Overview

The sporting goods industry can be greatly affected by macroeconomic factors, including changes in global, national, regional and local economic conditions, as well as consumers’ perceptions of such economic factors. While the economy appears to be improving, the United States continues to experience challenging economic times. The worsened economy and turbulent financial and credit markets over the past couple of years have resulted in eroded consumer confidence, increased unemployment and continuing real estate foreclosures. In addition, government tax revenues have decreased, and school districts, cities, counties and state governments continue to experience budget constraints and shortfalls. Actions taken or currently under consideration by the federal government designed to stimulate the economy could soften the impact of the recession. There remains the possibility, however, that sporting goods sales and gross margins may be adversely impacted as our country’s economy recovers from the recent recession.

As part of our strategy to increase our market penetration and limit the possible impact the current economy may have on our business, we have acquired four businesses that have been integrated into our team dealer operations through March 31, 2010. On June 24, 2009, we purchased the assets of Webster’s Team Sports located in Florida. On June 30, 2009, we acquired certain assets of Doerner’s Team Sports Division located in Indiana. On July 30, 2009, we acquired certain assets of Har-Bell Athletic Goods located in Missouri. On March 24, 2010, we acquired certain assets of Coach’s Sports Corner located in Ohio. These transactions increased our road sales force in the respective geographic regions by 20. Subsequent to March 31, 2010, we acquired certain operating assets of Greg Larson Sports located in Minnesota which will be integrated into our catalog operations during the fourth quarter of our fiscal year.

As we report the results of our third quarter ended March 31, 2010 and move into our fourth quarter ending June 30, 2010, institutional sporting goods customers and suppliers continue to face adverse economic pressures. For the three and nine months ended March 31, 2010, after factoring in our fiscal 2010 merger related expenses and the fiscal 2009 reductions in our sales and use tax reserves, we are reporting year-over-year revenue, gross profit and gross profit percentage increases.

•
Net sales for the third quarter ended March 31, 2010 increased $1.8 million, or 2.8%, to $65.5 million. Net sales for the nine months ended March 31, 2010 increased $8.0 million, or 4.2%, to $198.5 million. The net sales increases were primarily attributable to the acquisition of four team dealer operations which were fully integrated into our operations prior to March 31, 2010, increased penetration into the government sector and our business to consumer internet business.

•
Gross profit for the third quarter ended March 31, 2010 increased $1.1 million, or 4.9%, to $23.7 million. Gross profit for the nine months ended March 31, 2010 increased $3.4 million, or 5.0%, to $71.6 million. As a percentage of net sales, gross profit increased 70 basis points to 36.1% for the three months ended March 31, 2010. Our gross profit percentage increase is primarily the result of fewer special discounts than those offered in the three months ended March 31, 2009. For the nine months ended March 31, 2010, gross profit as a percentage of net sales increased 30 basis points to 36.1%.

•
Operating profit for the third quarter ended March 31, 2010 decreased $1.6 million or 23.6%, to $5.0 million. Operating profit for the nine months ended March 31, 2010 decreased $1.1 million, or 6.5%, to $15.6 million. The decrease in operating profit is primarily due to $1.1 million of legal, professional and other expenses incurred in the three months ended March 31, 2010 related to the Merger, as well as a $0.9 million decrease in our reserves for unpaid sales and use tax incurred during the three months ended March 31, 2009 related to a tax assessment that was settled in February 2009.

•
Net income for the third quarter ended March 31, 2010 decreased $0.3 million, or 8.5%, to $3.2 million. Net income for the nine months ended March 31, 2010 decreased $0.4 million, or 4.5%, to $9.2 million. The primary contributor to the reduction in net income is the $1.1 million of legal, professional and other expenses incurred in the three months ended March 31, 2010 related to the Merger. Additionally, we recognized a $0.9 million reduction in our sales and use tax reserves related to the settlement of a tax assessment during the three months ended March 31, 2009. We also recognized a $1.4 million gain on the early retirement of the Notes, as defined below, during the nine months ended March 31, 2009.

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

We intend to navigate the present general economic downturn by remaining focused on improving areas within our control and on achieving further progress on four primary goals: maintaining a strong balance sheet; making strategic acquisitions to increase our market penetration; generating positive earnings growth before interest, taxes, depreciation and amortization (“EBITDA”); and positioning our business to capitalize on an economic recovery when it occurs. Consistent with these goals, in the past nine months, among other things, we: (i) paid off the remaining $28.9 million of Notes, reducing our outstanding debt by $25.9 million and reducing our effective borrowing rate from 5.75% to 1.5% as of March 31, 2010; (ii) fully integrated four team dealer operations into our operations as well as acquired an additional catalog operation during April 2010; and (iii) implemented additional marketing programs designed to address our institutional customers’ needs and affordability concerns. Our key business strategies and plans for the remainder of fiscal 2010 will continue to reflect these priorities.

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

Our inventory adjustments for lower of cost or market provisions totaled $0.2 million and $0.6 million for the three and nine months ended March 31, 2010 and $0.2 million and $0.6 million for the three and nine months ended March 31, 2009, respectively.  Inventory adjustments are due to the identification of additional excess and obsolete inventories during the nine months ended March 31, 2010. We evaluate our inventory value each quarter based on the criteria discussed above.

A 10% change in our inventory write-downs for the nine months ended March 31, 2010 would result in a change in our inventories of approximately $60 thousand and a change in pre-tax earnings by the same amount. Our adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual results if future economic conditions, consumer demand and competitive environments differ from our expectations. At this time, we do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions that we use to determine our inventory adjustments.

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

At March 31, 2010, our total allowance for doubtful accounts increased $0.1 million to $1.6 million as compared to $1.5 million at June 30, 2009, but decreased to approximately 4.1% of our March 31, 2010 accounts receivable as compared to 4.3% of our June 30, 2009 accounts receivable. This decrease as a percent of accounts receivable is primarily attributable to the normal cyclical growth in our current accounts receivable balance at the end of our third fiscal quarter. We evaluate our allowance for doubtful accounts each quarter based on the criteria discussed above.

A 10% change in our allowance for doubtful accounts at March 31, 2010 would result in a change in reserves of approximately $158 thousand and a change in pre-tax earnings by the same amount. Our reserves are estimates, which could vary significantly, either favorably or unfavorably, from actual results if future economic conditions or customer payment patterns differ from our expectations. At this time, we do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions that we use to calculate our allowance for doubtful accounts.

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

Goodwill and Intangible Assets. We review amortizable intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable, in accordance with US GAAP. If such a review should indicate the carrying amount of amortizable intangible assets is not recoverable, we reduce the carrying amount of such assets to fair value. We review non-amortizable intangible assets for impairment annually as of March 31, or more frequently if circumstances dictate, in accordance with US GAAP. No impairment of intangible assets was required for the year ended June 30, 2009 or for the nine months ended March 31, 2010.

Goodwill represents the excess of the purchase price paid and liabilities assumed over the estimated fair market value of assets acquired and identifiable intangible assets. Goodwill is tested for impairment annually as of March 31, or when there is a triggering event, in accordance with US GAAP. No impairment of goodwill was required for the year ended June 30, 2009 or for the nine months ended March 31, 2010.

Impairment of Long-Lived Assets. We periodically evaluate the carrying value of depreciable and amortizable long-lived assets whenever events or changes in circumstances indicate the carrying amount may not be fully recoverable in accordance with US GAAP. If the total of the expected future undiscounted cash flows is less than the carrying amount of the assets, a loss is recognized if the carrying value of the assets exceeds their fair value, which is determined based on quoted market prices in active markets, if available, prices of other similar assets, or other valuation techniques. There were no impairment charges recorded by the Company for the year ended June 30, 2009 or for the nine months ended March 31, 2010.

Consolidated Results of Operations

Results for the three and nine months ended March 31, 2010 are not necessarily indicative of results for the entire fiscal year. The following table compares selected financial data from the Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2010 and 2009 (dollars in thousands, except per share amounts):

	For the Three Months Ended March 31,				For the Nine Months Ended March 31,
	2010		2009		2010		2009
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Net sales	$65,539	100.0%	$63,761	100.0%	$198,539	100.0%	$190,513	100.0%
Cost of sales (1)	41,849	63.9%	41,186	64.6%	126,915	63.9%	122,287	64.2%
Gross profit	23,690	36.1%	22,575	35.4%	71,624	36.1%	68,226	35.8%
Selling, general and administrative expenses (2)	17,533	26.8%	15,998	25.1%	54,786	27.6%	51,523	27.0%
Merger related expenses (3)	1,133	1.7%	–	–	1,218	0.6%	2	–
Operating profit	5,024	7.6%	6,577	10.3%	15,620	7.9%	16,701	8.8%
Other expense (4)	50	0.1%	866	1.4%	900	0.5%	1,221	0.6%
Income tax provision	1,764	2.7%	2,201	3.5%	5,530	2.8%	5,857	3.1%
Net income	$3,210	4.9%	$3,510	5.5%	$9,190	4.6%	$9,623	5.1%

Net income per share – basic	$0.26		$0.28		$0.74		$0.77
Net income per share - diluted	$0.25		$0.26		$0.70		$0.68

1)
Cost of sales includes the acquisition and manufacturing costs of inventory, the cost of shipping and handling (freight costs) and adjustments to reflect lower of cost or market, which includes write-downs for slow-moving or obsolete inventories.

2)
Selling, general and administrative expenses include employee salaries and related costs, advertising, depreciation and amortization, management information systems, purchasing, distribution warehouse costs, non-merger related legal, accounting and professional fees, costs related to operating a public company and expenses related to managing the Company and operating our corporate headquarters.

3)	Merger related expenses include legal, financial advisory and Special Committee fees and other expenses related to the Merger and the acquisition of several team dealer operations.
4)	Other expense includes interest expense and debt acquisition costs, net of interest income and gains realized from the early retirement of Notes.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Net Sales. Net sales for the quarter ended March 31, 2010 were $65.5 million compared to $63.7 million for the quarter ended March 31, 2009, an increase of $1.8 million, or 2.8%. The following schedule provides the components of net sales:

	For the Three Months Ended March 31,
	2010	2009
	(in thousands)
Sporting goods equipment	$41,444	$41,400
Soft goods	20,811	18,949
Freight	3,284	3,412
Net sales	$65,539	$63,761

Sales of soft goods increased 9.8% for the quarter ended March 31, 2010 as compared to the quarter ended March 31, 2009. The increase is primarily due to the success of integrating the four new team dealer operations, continued penetration of the institutional market with all-school deals and an increase in our sales and service staff. Sporting goods equipment sales for the quarter ended March 31, 2010 remained flat as compared to the quarter ended March 31, 2009. Freight billed to our customers declined 3.8% year-over-year as we increased our free freight promotions to stimulate customer orders. We believe there may be continuing customer budgetary and competitive market pressures resulting in revenue challenges as our economy recovers from the recent recession.

Gross Profit. Gross profit for the quarter ended March 31, 2010 increased $1.1 million to $23.7 million, or 36.1% of net sales, compared with $22.6 million, or 35.4% of net sales, for the quarter ended March 31, 2009. Sporting goods equipment and soft goods gross profit as a percentage of net sales increased 0.3% and 2.2%, respectively, for the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009. Freight costs were $1.1 million and $1.0 million, respectively, in excess of freight revenues for the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009. The increases in gross profit percentages are the result of offering fewer product discounts. We believe the continuing competitive and customer budgetary challenges discussed above may challenge our ability to further improve gross profit as a percentage of net sales as our economy recovers from the recent recession.

The components of cost of sales and gross profit as a percentage of net sales are as follows:

	For the Three Months Ended March 31,
	2010		2009
	Cost of Sales (thousands)	Gross Profit as % of Net Sales	Cost of Sales (thousands)	Gross Profit as % of Net Sales	Change in Gross Profit %
Sporting goods equipment	$24,126	41.8%	$24,229	41.5%	0.3%
Soft goods	13,386	35.7%	12,592	33.5%	2.2%
Freight costs	4,337		4,365
Cost of sales	$41,849	36.1%	$41,186	35.4%	0.7%

The acquisition and manufacturing costs of inventories, the cost of shipping and handling (freight costs) and any decrease in the value of inventories due to obsolescence or lower of cost or market adjustments are included in the determination of cost of sales. Cost of sales for the quarter ended March 31, 2010 was $41.8 million, or 63.9% of net sales, compared to $41.2 million, or 64.6% of net sales, for the quarter ended March 31, 2009.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses for the quarter ended March 31, 2010 were $17.5 million, or 26.8% of net sales, compared with $16.0 million, or 25.1% of net sales, for the quarter ended March 31, 2009. The increase in SG&A expenses was primarily attributable $0.3 million of SG&A expenses related to the increased operating costs from the June 2009 and July 2009 acquisitions of three team dealer operations and a $0.5 million increase in performance bonus awards related to meeting established financial targets. Additionally, other tax expense for the quarter ended March 31, 2009 was reduced by $0.9 million due to the settlement of a tax assessment, which reduced a previously established reserve.

Merger Related Expenses. Merger related expenses for the quarter ended March 31, 2010 were $1.1 million, or 1.7% of net sales. There were no merger related expenses incurred in the comparable period for the quarter ended March 31, 2009. The merger related expenses are primarily related to the expenses incurred as a result of the Merger as discussed above and consist primarily of legal, financial advisory and Special Committee fees.

Operating Profit. Operating profit for the quarter ended March 31, 2010 decreased 23.6% to $5.0 million, or 7.7% of net sales, compared to $6.6 million, or 10.3% of net sales, for the quarter ended March 31, 2009. The $1.6 million decrease in operating profit was attributable to the increases in SG&A expenses of $1.5 million and merger related expenses of $1.1 million being partially offset by increased gross profit of $1.1 million.

Other Expense. Other expense was $0.1 million for the quarter ended March 31, 2010, compared to $0.9 million for the quarter ended March 31, 2009. The table below shows the components of other expense.

	For the Three Months Ended March 31,
	2010	2009	Change
	(in thousands)
Interest income	$–	$2	$(2)
Interest expense	(44)	(440)	396
Amortization of debt issuance costs	(13)	(125)	112
Accelerated amortization of debt issuance costs due to the early termination of the Revolving Facility	–	(322)	322
Other income	7	19	(12)
Total other expense	$(50)	$(866)	$816

During the three months ended March 31, 2009, we terminated the Revolving Facility, as defined below, before its term had expired and accordingly expensed the remaining $0.3 million of related unamortized debt issuance costs.

Interest expense decreased $0.4 million, or 90.0%, due to the December 1, 2009 maturity of the Notes. The Notes accrued interest at 5.75%. At March 31, 2010, we had $3.0 million outstanding under the New Credit Agreement, as defined below. Ongoing interest expense will depend on borrowings under the New Credit Agreement, which accrues interest at an effective rate of 1.5% as of March 31, 2010.

Income Taxes. Income tax expense for the quarter ended March 31, 2010 was $1.8 million, approximately 35.5% of our income before income taxes, compared to income tax expense of $2.2 million, approximately 38.5% of our income before income taxes, for the quarter ended March 31, 2009. The decrease in tax expense is primarily due to the decrease in operating profit before tax. The effective tax rate for the quarter ended March 31, 2010 was lower due to a benefit realized related to our state taxes payable.

Net Income. Net income for the quarters ended March 31, 2010 and 2009 was $3.2 million and $3.5 million, respectively.

Nine Months Ended March 31, 2010 Compared to Nine Months Ended March 31, 2009

Net Sales. Net sales for the nine months ended March 31, 2010 were $198.5 million compared to $190.5 million for the nine months ended March 31, 2009, an increase of $8.0 million, or 4.2%. The following schedule provides the components of net sales:
	For the Nine Months Ended March 31,
	2010	2009
	(in thousands)
Sporting goods equipment	$116,448	$113,851
Soft goods	72,429	66,396
Freight	9,662	10,266
Net sales	$198,539	$190,513

Sporting goods equipment sales and the sales of soft goods increased 2.3% and 9.1%, respectively, for the nine months ended March 31, 2010 as compared to the nine months ended March 31, 2009. The increases are primarily due to the integration of four new team dealer operations, increased penetration into the government sector and the business to consumer internet business. Freight billed to our customers declined 5.9% year-over-year as we increased our free freight promotions to stimulate customer orders. We believe there may be continuing customer budgetary and competitive market pressures resulting in revenue challenges as our economy recovers from the recent recession.

Gross Profit. Gross profit for the nine months ended March 31, 2010 increased $3.4 million to $71.6 million, or 36.1% of net sales, compared with $68.2 million, or 35.8% of net sales, for the nine months ended March 31, 2009. Soft goods gross profit as a percentage of net sales increased 0.6% for the nine months ended March 31, 2010 compared to the nine months ended March 31, 2009. Freight costs were $2.9 million and $2.8 million, respectively, in excess of freight revenues for the nine months ended March 31, 2010 compared to the nine months ended March 31, 2009. The increase in our gross profit percentages for the nine months ended March 31, 2010 was primarily a result of offering fewer product discounts. We believe the continuing competitive and customer budgetary challenges discussed above may continue to challenge our ability to improve gross profit as a percentage of net sales as our economy recovers from the recent recession.

The components of cost of sales and gross profit as a percentage of net sales are as follows:

	For the Nine Months Ended March 31,
	2010		2009
	Cost of Sales (thousands)	Gross Profit as % of Net Sales	Cost of Sales (thousands)	Gross Profit as % of Net Sales	Change in Gross Profit %
Sporting goods equipment	$68,162	41.5%	$66,495	41.6%	(0.1)%
Soft goods	46,177	36.2%	42,756	35.6%	0.6%
Freight costs	12,576		13,036
Cost of sales	$126,915	36.1%	$122,287	35.8%	0.3%

The acquisition and manufacturing costs of inventories, the cost of shipping and handling (freight costs) and any decrease in the value of inventories due to obsolescence or lower of cost or market adjustments are included in the determination of cost of sales. Cost of sales for the nine months ended March 31, 2010 was $126.9 million, or 63.9% of net sales, compared to $122.3 million, or 64.2% of net sales, for the nine months ended March 31, 2009.

Selling, General and Administrative Expenses. SG&A expenses for the nine months ended March 31, 2010 were $54.8 million, or 27.6% of net sales, compared with $51.5 million, or 27.0% of net sales, for the nine months ended March 31, 2009. The increase in SG&A expenses was primarily attributable to $1.0 million of SG&A expenses related to the increased operating costs from the June 2009 and July 2009 acquisitions of three new team dealer operations, a $0.9 million increase in stock-based compensation related to option awards issued in June 2009 on an accelerated vesting schedule in lieu of cash bonuses, and an increase of $0.6 million in commissions related to achieving net sales targets. Additionally, other tax expense for the nine months ended March 31, 2009 was reduced by $0.9 million due to the settlement of a tax assessment, which reduced a previously established reserve.

Merger Related Expenses. Merger related expenses for the nine months ended March 31, 2010 were $1.2 million, or 0.6% of net sales. There were minimal merger related expenses incurred in the comparable period for the quarter ended March 31, 2009. The merger related expenses are primarily related to the expenses incurred as a result of the Merger as discussed above and consist primarily of legal, financial advisory and Special Committee fees.

Operating Profit. Operating profit for the nine months ended March 31, 2010 decreased to $15.6 million, or 7.9% of net sales, compared to $16.7 million, or 8.8% of net sales, for the nine months ended March 31, 2009. The $1.1 million decrease in operating profit was attributable to the increases in SG&A expenses of $3.3 million and merger related expenses of $1.2 million being partially offset by increased gross profit of $3.4 million.

Other Expense. Other expense was $0.9 million for the nine months ended March 31, 2010, compared to $1.2 million for the nine months ended March 31, 2009. The table below shows the components of other expense.

	For the Nine Months Ended March 31,
	2010	2009	Change
	(in thousands)
Interest income	$26	$118	$(92)
Interest expense	(729)	(1,640)	911
Amortization of debt issuance costs	(204)	(504)	300
Accelerated amortization of debt issuance costs due to the early retirement of Notes and early termination of the Revolving Facility	–	(657)	657
Gain on early retirement of Notes	–	1,443	(1,443)
Other income	7	19	(12)
Total other expense	$(900)	$(1,221)	$321

During the nine months ended March 31, 2009, the amortization of debt issuance costs was accelerated because:

•	we repurchased $21.1 million of Notes before their December 1, 2009 maturity date and accordingly expensed $0.3 million of related unamortized debt issuance costs; and

•	we terminated the Revolving Facility before its term had expired and accordingly expensed the remaining $0.3 million of related unamortized debt issuance costs.

As a result of the partial repurchase of the Notes during the nine months ended March 31, 2009, we recognized $1.4 million of gain on the early retirement of the Notes. No similar early repurchases were made during the nine months ended March 31, 2010.

Interest expense decreased $0.9 million, or 55.5%, due to the December 1, 2009 maturity of the Notes. The Notes accrued interest at 5.75%. At March 31, 2010, we had $3.0 million outstanding under the New Credit Agreement. Ongoing interest expense will depend on borrowings under the New Credit Agreement, which accrues interest at an effective rate of 1.5% as of March 31, 2010.

Income Taxes. Income tax expense for the nine months ended March 31, 2010 was $5.5 million, approximately 37.6% of our income before income taxes, compared to income tax expense of $5.9 million, approximately 37.8% of our income before income taxes, for the nine months ended March 31, 2009.

Net Income. Net income for the nine months ended March 31, 2010 and 2009 was $9.2 million and $9.6 million, respectively.

Liquidity and Capital Resources

The Company’s primary sources of liquidity and capital resources are its operating cash flow, working capital, New Credit Agreement and, prior to December 1, 2009, the Notes. Each is discussed below.

Liquidity

Cash and cash equivalents decreased $8.6 million during the nine months ended March 31, 2010 due primarily to $25.9 million cash used in financing activities partially offset by $18.9 million of cash generated by operating activities. Net cash flows for the nine month periods ended March 31, 2010 and 2009 are summarized below.

	Nine Months Ended March 31,
	2010	2009
	(in thousands)
Operating activities	$18,909	$3,157
Investing activities	$(1,566)	$(520)
Financing activities	$(25,895)	$(19,611)

Operating Activities. Net cash flows generated by operating activities were $18.9 million for the nine months ended March 31, 2010, as compared to $3.2 million for the nine months ended March 31, 2009, and resulted primarily from net income generated, non-cash charges related to depreciation, amortization, stock-based compensation and taxes, and increases and decreases in working capital.

Increases in operating cash flows during the nine months ended March 31, 2010 were attributable to:

•	Net income of $9.2 million;

•	A $5.3 million decrease in inventories due to inventories sold during the nine months ended March 31, 2010 and improvements in managing inventories;

•	A $4.1 million net increase in accounts payable and accrued liabilities, which was primarily due to the timing of payments; and

•	A $1.5 million increase in taxes payable due to the timing and amount of our estimated tax payments.

These increases in operating cash flows were partially offset by:

•	A $5.2 million increase in accounts receivable due to the timing of collections; and

•	A $0.4 million increase in prepaid expenses primarily related to prepaid advertising costs related to unamortized catalog expenses as of March 31, 2010.

For the nine months ended March 31, 2009, our increases in operating cash flows were attributable to:

•	Net income of $9.6 million; and

•	A $1.8 million decrease in inventories due to inventories sold during the third quarter and improvements in managing inventories.

Decreases in operating cash flows during the nine months ended March 31, 2009 were attributable to:

•	An increase in accounts receivable of $4.1 million due to the timing of collections;

•	A decrease in accounts payable and accrued liabilities of $4.9 million, which was primarily due to lower SG&A expenses and reduced inventory purchases;

•	An increase in prepaid income taxes of $1.6 million, which was primarily the result of using most of our accumulated tax deferrals and benefits in prior years; and

•	An increase in prepaid expenses of $1.2 million due to costs incurred in advance of catalog mailings.

Investing Activities. Net cash used in investing activities during the nine months ended March 31, 2010 and nine months ended March 31, 2009 were $1.6 million and $0.5 million, respectively, and consisted primarily of purchases of computer equipment and software. Investing activities during the nine months ended March 31, 2010 also included the acquisition of two team dealer operations, one of which closed in March 2010.

Financing Activities. Net cash used in financing activities during the nine months ended March 31, 2010 was $25.9 million, compared to net cash used in financing activities of $19.6 million during the nine months ended March 31, 2009. The Notes matured on December 1, 2009. We used cash on hand and borrowed $8.3 million under the New Credit Agreement to pay-off the $28.9 million balance of Notes and related accrued interest. We continued to utilize the New Credit Agreement during the remainder of the third quarter ended March 31, 2010 and had $3.0 million outstanding under the New Credit Agreement at March 31, 2010. During the nine months ended March 31, 2009, we used cash on hand to retire, at a $1.4 million discount, $21.1 million of Notes.

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

All borrowings under the New Credit Agreement will bear interest at the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 1.25% to 3.00%, with the amount of the spread at any time based on the Company’s Funded Debt to EBITDA Ratio (as defined in the New Credit Agreement) on a trailing 12-month basis. As of March 31, 2010, the effective interest rate was 1.5%.

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

At March 31, 2010, the Company had $3.0 million outstanding under the New Credit Agreement, leaving the Company with $37.0 million of availability under the terms of the New Credit Agreement. At March 31, 2010, the Company was in compliance with all of its financial covenants under the New Credit Agreement.

The Company may experience periods of higher borrowings under the New Credit Agreement due to the seasonal nature of its business cycle. If the Company was to actively seek expansion through future acquisitions and/or joint ventures, then the success of such efforts may require additional bank debt, or sales of our debt or equity securities, which may or may not be available to the Company on acceptable terms.

We believe the Company’s borrowings under the New Credit Agreement, cash on hand, and cash flows from operations will satisfy its respective short-term and long-term liquidity requirements.

Long-Term Financial Obligations and Other Commercial Commitments

The following table summarizes the outstanding borrowings and long-term contractual obligations of the Company at March 31, 2010, and the effects such obligations are expected to have on liquidity and cash flows in future periods.

	Payments due by 12 month Period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Long-term debt, including current portion	$3,021	$21	$3,000	$–	$–
Operating leases	3,963	2,606	1,357	–	–
Interest expense on long-term debt	1	1	–	–	–
Total contractual cash obligations	$6,985	$2,628	$4,357	$–	$–

Purchase Commitments. The Company currently has no purchase commitments other than purchase orders issued in the ordinary course of business.

Long-Term Debt (including current portion) and Advances Under Credit Facilities. The Company maintains the New Credit Agreement with Bank of America, N.A. Outstanding advances under the New Credit Agreement totaled $3.0 million as of March 31, 2010. Interest expense on long-term debt is payable on a monthly basis at an effective rate of 1.5% as of March 31, 2010.

Operating Leases. We lease property and equipment, manufacturing and warehouse facilities, and office space under non-cancellable leases. Certain of these leases obligate us to pay taxes, maintenance and repair costs. At March 31, 2010, the total future minimum lease payments under various operating leases we are a party to totaled approximately $4.0 million and are payable through fiscal 2014. As disclosed in our Annual Report on Form 10-K for the year ended June 30, 2009, the leases on our three facilities in Farmers Branch, Texas expire on December 31, 2010.  We may sublease the facility located on Senlac Drive as this facility is no longer being utilized.  We are currently discussing renewal options with the landlords of our facilities on Diplomat Drive and Benchmark.  In addition, we are reviewing the possibility of consolidating these two facilities into a new facility.

Off-Balance Sheet Arrangements. We do not utilize off-balance sheet financing arrangements.

Subsequent Events

On March 26, 2010, the Company announced that its Board approved and declared a quarterly cash dividend of $0.025 per share on the Company's common stock for the third quarter of fiscal 2010, which ended March 31, 2010. The quarterly cash dividend was paid on April 16, 2010, to all stockholders of record on the close of business on April 6, 2010.

On April 26, 2010, the Company announced that it had acquired certain operating assets of Greg Larson Sports located in Minnesota. This transaction, individually or when aggregated with our other acquisitions, is not material per Accounting Standards Codification Topic 805, Business Combinations.

The Company evaluated its March 31, 2010 condensed consolidated financial statements for subsequent events through the date the financial statements were issued and is not aware of any other subsequent events that would require recognition or disclosure in its condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rates. Changes in interest rates would affect the fair value of our fixed rate debt instruments but would not have an impact on our earnings or cash flow. At March 31, 2010, we had no fixed rate debt instruments outstanding and $3.0 million of variable rate debt outstanding. Our revolving credit facility carries a variable interest rate. A fluctuation of 100 basis points in interest rates, which are tied to LIBOR, would affect our pretax earnings and cash flows by $10 thousand for each $1.0 million outstanding for 12 months, but would not affect the fair value of the variable rate debt.

At March 31, 2010, up to $37.0 million of variable rate borrowings were available under the terms of the New Credit Agreement. We may use derivative financial instruments, where appropriate, to manage our interest rate risk. However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes. At March 31, 2010, the Company had no such derivative financial instruments outstanding.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in §240.13a–15(e) or §240.15d–15(e) of the General Rules and Regulations of the Securities Exchange Act of 1934, as amended (the “1934 Act”)) as of the end of the period covered by this Quarterly Report. Based on that evaluation, management, including the CEO and CFO, has concluded that, as of March 31, 2010, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. Sport Supply Group’s management, with the participation of Sport Supply Group’s CEO and CFO, has evaluated whether any change in Sport Supply Group’s internal control over financial reporting occurred during the three months ended March 31, 2010. Based on its evaluation, management, including the CEO and CFO, has concluded that there has been no change in Sport Supply Group’s internal control over financial reporting during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Statement Regarding Forward-Looking Disclosure

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if never materialized or are proven incorrect, could cause the results of Sport Supply Group and its consolidated subsidiaries to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any statements regarding, including the anticipated consummation of, the Merger; any projections of net sales, gross profit margin, expenses, earnings or losses from operations, synergies or other financial items, including statements regarding ability and manner of satisfying short-term and long-term liquidity requirements; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include Sport Supply Group’s ability to integrate acquired businesses, global and domestic political and economic conditions, competitive conditions in our industry, reduced product demand, increased product costs, reductions in school, municipal, state and national government budgets, costs and other risks associated with Sport Supply Group’s possible consolidation and relocation of its headquarters facilities, costs and other risks associated with the transfer of Sport Supply Group’s DOKS business onto a new ERP software platform, financial market performance, the ability to obtain future financing given the current state of the credit and capital markets and other risks that are described herein, as well as those items described from time to time in Sport Supply Group’s SEC filings, including Sport Supply Group’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009. Other risks specific to the anticipated consummation of the Merger may include: (1) changes in investor perceptions of the Company; (2) unexpected costs, liabilities or delays in connection with the Merger; (3) legislative developments, changes in tax and other laws adversely affecting the Merger; (4) the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement; (5) the failure to obtain the necessary debt financing set forth in commitment letters received in connection with the Merger; and (6) other risks to consummation of the Merger, including the risk that the Merger will not be consummated within the expected time period, or at all. Sport Supply Group cautions that the foregoing list of important factors is not all encompassing. Any forward-looking statements included in this report are made as of the date of filing of this report with the SEC, and we assume no obligation and do not intend to update these forward-looking statements.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

On March 15, 2010, Waterford Township Police & Fire Retirement System filed a purported class-action lawsuit against the Company and the Board of Directors in the County Court of the State of Texas, Dallas County, captioned Waterford Township Police & Fire Retirement System v. Sport Supply Group Inc., et al. (Cause No. CC-10-01793-B). The plaintiff filed the action on its own behalf and on behalf of all others similarly situated stockholders of the Company, excluding the defendants and their affiliates. The plaintiff claims to have been a stockholder of the Company at all relevant times, and alleges that the Company’s directors breached their fiduciary duties to the Company’s public stockholders in connection with the proposed acquisition of the Company by an affiliate of ONCAP by, among other things, failing to maximize shareholder value, and failing to disclose all material information that would permit the Company’s stockholders to cast a duly informed vote on the acquisition. The petition further alleges that the Company and affiliates of ONCAP aided and abetted the Company’s directors’ breach of fiduciary duties. The plaintiff seeks, among other things: (1) a declaration that the action is properly maintainable as a class-action; (2) to enjoin the consummation of the proposed acquisition of the Company; (3) the implementation of a constructive trust, in favor of the plaintiff, upon any benefits improperly received by defendants as a result of their allegedly unlawful conduct; (4) an award of attorneys and other fees incurred by the plaintiff in connection with the lawsuit; and (5) such other equitable relief to which the plaintiff is deemed justly entitled. The suit was amended on April 26, 2010 to add CBT Holdings, LLC, ONCAP Management Partners, L.P., Terrence M. Babilla, Kurt Hagen, Tevis Martin and John Pitts as defendants and raise new allegations concerning the Company’s preliminary proxy statement filed in connection with the Merger.  Additional lawsuits pertaining to the Merger could be filed in the future.

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

Item 1A.   Risk Factors

In addition to the risk factors set forth below and the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended June 30, 2009, which could materially affect our business, financial condition or future results. The risks described below and in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. The information below amends, updates and should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended June 30, 2009.

Completion of the Merger is subject to various conditions, and the Merger may not occur even if we obtain stockholder approval.

Consummation of the Merger is subject to various closing conditions including:

•	approval of the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of Sport Supply Group common stock entitled to vote on the Merger Agreement; and

•	the absence of any law, order or injunction prohibiting the Merger.

Moreover, each party’s obligation to consummate the Merger is subject to certain other conditions including:

•
the accuracy of the other party’s representations and warranties in the Merger Agreement (subject to certain materiality qualifiers, including in certain cases of Sport Supply Group’s representations and warranties, a company material adverse effect (as defined in the Merger Agreement) qualifier); and

•	the other party’s compliance in all material respects with its covenants and agreements contained in the Merger Agreement.

The obligations of Parent and Sub to consummate the Merger are further subject to the satisfaction (or waiver) of certain other conditions including:

•	the absence of any company material adverse effect (as defined in the Merger Agreement); and

•	the absence of any action by a governmental entity challenging or seeking to prohibit the Merger.

Further, Parent has the unilateral option to terminate the Merger Agreement.  As a result of these risks, there can be no assurance that the Merger will be completed even if we obtain stockholder approval. If our stockholders do not approve the adoption of the Merger Agreement or if the Merger is not completed for any other reason, we expect that our current management, under the direction of our Board, will continue to manage Sport Supply Group.

Failure to complete the Merger could negatively impact the market price of Sport Supply Group’s common stock.

If the Merger is not completed for any reason, we will be subject to a number of material risks, including the following:

•	the market price of Sport Supply Group’s common stock will likely decline to the extent that the current market price of the stock reflects a market assumption that the Merger will be completed;
•
we must pay certain costs related to the Merger even if the Merger is not completed, such as legal fees, Special Committee fees and certain investment banking fees, and, in specified circumstances, termination fees and expense reimbursements; and

•
the diversion of management’s attention from the day-to-day business of Sport Supply Group and the unavoidable disruption to our employees and our relationships with customers and suppliers during the period before completion of the Merger may make it difficult for us to regain our financial and market position if the Merger does not occur.

The Merger Agreement also restricts us from taking certain actions prior to closing of the Merger without Parent’s consent, which consent in certain circumstances may be withheld, conditioned or delayed in Parent’s sole discretion.  As such, we may be prevented from responding to changes in market conditions, funding necessary or desirable capital expenditures, obtaining financing, or otherwise taking advantage of business opportunities, each of which may be detrimental to our stockholders should the Merger not be consummated.

If the Merger Agreement is terminated and our Board seeks another merger or business combination, we cannot offer any assurance that we will be able to find an acquiror willing to pay an equivalent or better price than the consideration to be paid by Parent for Sport Supply Group common stock under the Merger Agreement.

We may lose key personnel, customers and suppliers as a result of uncertainties associated with the Merger.

Our current and prospective employees, customers and suppliers may be uncertain about their future roles and relationships with Sport Supply Group following completion of the Merger. This uncertainty may adversely affect our ability to attract and retain key management, sales, marketing and operational personnel and our ongoing business relationships with our customers and suppliers.

Item 6.   Exhibits.

A.           Exhibits.  The following exhibits are filed as part of this report:

Exhibit Number	Description	Incorporated by Reference From

2.1	Agreement and Plan of Merger, dated March 15, 2010, by and among Sport Supply Group, Inc., Sage Parent Company, Inc., and Sage Merger Company, Inc.	Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 17, 2010.

3.1	Certificate of Incorporation of the Registrant.	Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed on September 9, 1999.

3.1.1	Certificate of Amendment to Certificate of Incorporation of the Registrant.	Exhibit 3.10 to the Registrant’s Registration Statement on Form SB-2 (No. 333-34294) originally filed on April 7, 2000.

3.1.2	Amendment to Certificate of Incorporation of the Registrant.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2007.

3.2	By-Laws of the Registrant.	Exhibit 2 to the Registrant’s Registration Statement on Form 8-A filed on September 9, 1999.

3.2.1	Amendment to the Bylaws of the Registrant.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 14, 2007.

3.2.2	Amendment to the Bylaws of the Registrant.	Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on July 2, 2007.

4.1	Specimen Certificate of Common Stock, $0.01 par value, of the Registrant.	Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed on September 13, 2007.

10.1	Limited Guarantee dated March 15, 2010 by and among Sport Supply Group, Inc., and ONCAP Investment Partners II L.P.	Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on March 17, 2010.

10.2	Stockholder Voting Agreement, dated March 15, 2010, among Sage Parent Company, Inc., CBT Holdings, LLC, Black Diamond Offshore Ltd. and Double Black Diamond Offshore Ltd.	Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on March 17, 2010.

10.3	License Agreement dated January 1, 2010 by and among Voit Corporation and Sport Supply Group, Inc. *

31.1	Certification of Adam Blumenfeld pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit Number	Description	Incorporated by Reference From

31.2	Certification of John E. Pitts pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Adam Blumenfeld and John E. Pitts pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SPORT SUPPLY GROUP, INC.

Dated: May 6, 2010	/s/ Adam Blumenfeld
Adam Blumenfeld, Chief Executive Officer

/s/ John E. Pitts
John E. Pitts, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed as part of this report:

Exhibit Number	Description	Incorporated by Reference From

2.1	Agreement and Plan of Merger, dated March 15, 2010, by and among Sport Supply Group, Inc., Sage Parent Company, Inc., and Sage Merger Company, Inc.	Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 17, 2010.

3.1	Certificate of Incorporation of the Registrant.	Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed on September 9, 1999.

3.1.1	Certificate of Amendment to Certificate of Incorporation of the Registrant.	Exhibit 3.10 to the Registrant’s Registration Statement on Form SB-2 (No. 333-34294) originally filed on April 7, 2000.

3.1.2	Amendment to Certificate of Incorporation of the Registrant.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2007.

3.2	By-Laws of the Registrant.	Exhibit 2 to the Registrant’s Registration Statement on Form 8-A filed on September 9, 1999.

3.2.1	Amendment to the Bylaws of the Registrant.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 14, 2007.

3.2.2	Amendment to the Bylaws of the Registrant.	Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on July 2, 2007.

4.1	Specimen Certificate of Common Stock, $0.01 par value, of the Registrant.	Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed on September 13, 2007.

10.1	Limited Guarantee dated March 15, 2010 by and among Sport Supply Group, Inc., and ONCAP Investment Partners II L.P.	Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on March 17, 2010.

10.2	Stockholder Voting Agreement, dated March 15, 2010, among Sage Parent Company, Inc., CBT Holdings, LLC, Black Diamond Offshore Ltd. and Double Black Diamond Offshore Ltd.	Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on March 17, 2010.

10.3	License Agreement dated January 1, 2010 by and among Voit Corporation and Sport Supply Group, Inc. *

31.1	Certification of Adam Blumenfeld pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of John E. Pitts pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit Number	Description	Incorporated by Reference From

32	Certification of Adam Blumenfeld and John E. Pitts pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith
**	Furnished herewith